Form 10-Q
period 1996-08-31
VERITY INC \DE\
filed 1996-10-15
CIK 949956

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM
   --------------- TO
   ---------------

   COMMISSION FILE NUMBER: 0-26880

                                  VERITY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE               77-0182779
     (STATE OR OTHER             (I.R.S.
     JURISDICTION OF            EMPLOYER
    INCORPORATION OR         IDENTIFICATION
      ORGANIZATION)               NO.)

                                 894 ROSS DRIVE
                          SUNNYVALE, CALIFORNIA 94089
                                 (408) 541-1500
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES /X/  NO / /

     The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 10,751,519 as of August 31, 1996.

     This report consists of 88 pages. The Exhibit Index to this report is located on page 18.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  VERITY, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                       PAGE NO.
                                                                                       --------
PART I:  FINANCIAL INFORMATION
  Item 1:   Financial Statements.....................................................      1
            Condensed Consolidated Balance Sheets as of May 31, 1996 and August 31,
              1996...................................................................      1
            Condensed Consolidated Statements of Operations for the Quarters Ended
              August 31, 1995 and 1996...............................................      2
            Condensed Consolidated Statements of Cash Flows for the Three Months
              Ended August 31, 1995 and 1996.........................................      3
            Notes to Condensed Consolidated Financial Statements.....................      4
  Item 2:   Management's Discussion and Analysis of Financial Condition and Results
              of Operations..........................................................      6
PART II:  OTHER INFORMATION
  Item 1:   Legal Proceedings........................................................     16
  Item 2:   Changes in Securities....................................................     16
  Item 3:   Defaults upon Senior Securities..........................................     16
  Item 4:   Submissions of Matters to a Vote of Security Holders.....................     16
  Item 5:   Other Information........................................................     16
  Item 6:   Exhibits and Reports on Form 8-K.........................................     16
  Item 7:   Subsequent Events........................................................     16
  Signatures.........................................................................     17

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                  VERITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     AUGUST 31,
                                                                                        1996
                                                                         MAY 1,      -----------
                                                                          1996
                                                                        --------     (UNAUDITED)
                                             ASSETS
Current assets:
  Cash and cash equivalents...........................................  $  2,482      $   1,099
  Short-term investments..............................................    40,899         28,215
  Trade accounts receivable, less allowance for doubtful accounts of
     $389 in 1996 and $431 in 1997....................................     8,822          8,571
  Prepaid and other current assets....................................     1,161          1,372
                                                                        --------       --------
          Total current assets........................................    53,364         39,257
Property and equipment, at cost, net of accumulated depreciation and
  amortization........................................................     4,744          8,894
Long-term investments.................................................     4,592         13,805
Other assets..........................................................        24             28
                                                                        --------       --------
          Total assets................................................  $ 62,724      $  61,984
                                                                        ========       ========
                                          LIABILITIES
Current liabilities:
  Current portion of long-term debt and capital lease obligations.....  $    426      $     442
  Accounts payable....................................................     3,368          4,112
  Accrued compensation................................................     1,565          1,175
  Other accrued liabilities...........................................       779          1,162
  Deferred revenue....................................................     3,139          2,868
                                                                        --------       --------
          Total current liabilities...................................     9,277          9,759
Long-term debt and capital lease obligations, net of current
  portion.............................................................       639            526
                                                                        --------       --------
          Total liabilities...........................................     9,916         10,285
                                                                        --------       --------
                                      STOCKHOLDERS' EQUITY
Common stock, $.001 par value:
     Authorized: 30,000,000 shares in 1996 and 1997;
     Issued and outstanding 10,735,000 shares in 1996 and 10,752,000 shares
       in 1997........................................................        11             11
Additional paid-in capital............................................    87,882         87,915
Notes receivable from stockholders....................................    (1,225)        (1,124)
Unrealized loss on investments........................................      (125)           (85)
Accumulated deficit...................................................   (33,735)       (35,018)
                                                                        --------       --------
          Total stockholders' equity..................................    52,808         51,699
                                                                        --------       --------
          Total liabilities and stockholders' equity..................  $ 62,724      $  61,984
                                                                        ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            THREE MONTHS ENDED
                                                                                AUGUST 31,
                                                                            ------------------
                                                                             1995       1996
                                                                            ------     -------
                                                                               (UNAUDITED)
Revenues:
  Software products.......................................................  $4,164     $ 7,229
  Service and other                                                          1,371       1,583
                                                                            -------
                                                                                 -
                                                                                       --------
     Total revenues.......................................................   5,535       8,812
                                                                            -------
                                                                                 -
                                                                                       --------
Costs of revenues:
  Software products.......................................................     153         616
  Service and other.......................................................     656         873
                                                                            -------
                                                                                 -
                                                                                       --------
          Total costs of revenues.........................................     809       1,489
                                                                            -------
                                                                                 -
                                                                                       --------
Gross profit..............................................................   4,726       7,323
                                                                            -------
                                                                                 -
                                                                                       --------
Operating expenses:
  Research and development................................................   1,779       3,499
  Marketing and sales.....................................................   2,538       4,529
  General and administrative..............................................     733       1,175
                                                                            -------
                                                                                 -
                                                                                       --------
          Total operating expenses........................................   5,050       9,203
                                                                            -------
                                                                                 -
                                                                                       --------
Loss from operations......................................................    (324)     (1,880)
Other income (expense), net...............................................    (112)        597
                                                                            -------
                                                                                 -
                                                                                       --------
Net loss..................................................................  $ (436)    $(1,283)
                                                                            ========   ========
Net loss..................................................................  $ (436)    $(1,283)
Accretion to redemption value of mandatorily redeemable
  convertible preferred stock.............................................    (418)         --
                                                                            -------
                                                                                 -
                                                                                       --------
Net loss applicable to common stockholders................................  $ (854)    $(1,283)
                                                                            ========   ========
Net loss per share........................................................  $(0.21)    $ (0.12)
                                                                            ========   ========
Number of shares used in per share calculation............................   4,058      10,744
                                                                            ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                               AUGUST 31,
                                                                          --------------------
                                                                           1995         1996
                                                                          -------     --------
                                                                              (UNAUDITED)
Cash flows from operating activities:
  Net loss..............................................................  $  (436)    $ (1,283)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization......................................      329          736
     Provision for doubtful accounts....................................       66           42
     Amortization of discount on securities.............................       --         (308)
     Common stock issued for services...................................       60           --
     Changes in operating assets and liabilities:
     Trade accounts receivable..........................................   (1,498)         208
     Prepaid and other current assets...................................      (28)        (249)
     Accounts payable...................................................     (226)         744
     Accrued compensation and other accrued liabilities.................      294          (16)
     Deferred revenue...................................................      (75)        (271)
                                                                          --------    --------
     Net cash used in operating activities..............................   (1,514)        (397)
                                                                          --------    --------
Cash flows from investing activities:
  Acquisition of property and equipment.................................     (152)      (4,854)
  Purchases of marketable securities....................................       --      (38,439)
  Maturity of marketable securities.....................................       --       25,800
  Proceeds from sale of marketable securities...........................       --       16,459
  Increase in other assets..............................................     (159)          --
                                                                          --------    --------
     Net cash used in investing activities..............................     (311)      (1,034)
                                                                          --------    --------
Cash flows from financing activities:
  Borrowings under line of credit.......................................      750           --
  Payments on line of credit............................................   (1,066)          --
  Proceeds from the sale of mandatorily redeemable convertible preferred
     stock, net of issuance costs.......................................    3,242           --
  Proceeds from stockholders on notes receivable........................       --          101
  Proceeds from the sale of common stock................................       75           33
  Proceeds from issuance of notes payable...............................      150           --
  Proceeds from sales and lease backs of property and equipment.........      147           --
  Principal payments on notes payable and capital lease obligations.....     (313)         (97)
                                                                          --------    --------
     Net cash provided by financing activities..........................    2,985           37
                                                                          --------    --------
Effect of exchange rate changes on cash.................................      (15)          11
                                                                          --------    --------
     Net increase (decrease) in cash and cash equivalents...............    1,145       (1,383)
Cash and cash equivalents, beginning of period..........................      324        2,482
                                                                          --------    --------
Cash and cash equivalents, end of period................................  $ 1,469     $  1,099
                                                                          ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..............................  $   104     $     43
Supplemental schedule of noncash investing and financing activities:
  Accretion to redemption value of mandatorily redeemable convertible
     preferred stock....................................................  $   418           --
  Issuance of common stock for notes receivable.........................  $   403           --
  Insite acquisition consideration included in accrued liabilities......       --     $     50

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION AS OF AUGUST 31, 1996 AND FOR THE QUARTERS ENDED
             AUGUST 31, 1995 AND 1996 AND THEREAFTER IS UNAUDITED)

1. INTERIM FINANCIAL DATA (UNAUDITED):

     The unaudited financial statements for the quarters ended August 31, 1995 and 1996 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual financial statements on Form 10-K for the year ended May 31, 1996.

     The Company's balance sheet as of May 31, 1996 was derived from the Company's audited financial statements but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

2. COMPUTATION OF NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants and preferred stock are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares and mandatorily redeemable convertible preferred stock, issued at prices below the initial public offering price during the twelve months immediately preceding the initial filing date of the Company's initial public offering have been included in the calculation as if they were outstanding for all periods ending prior to the effectiveness of the Company's initial public offering using the treasury stock method and the initial public offering price.

3. ACCOUNTING FOR STOCK OPTIONS

     During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS 123) which establishes a fair value based method of accounting for stock based compensation plans. While the Company is studying the impact of the pronouncement, it continues to account for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 will be effective for fiscal years beginning after December 15, 1995.

4. BANK LINE OF CREDIT

     The Company has available an unsecured $7,500,000 line of credit under an agreement with a bank which expires on September 30, 1997. Borrowings under the line of credit bear interest at the lender's prime rate. The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval. As of August 31, 1996, no borrowings were outstanding under the line of credit.

5. STOCK OPTION REPRICING

     In July 1996, the Company's Board of Directors approved a plan whereby each individual holding options to purchase the Company's common stock were given a choice to either retain their current option or replace such option with an option for an equal number of shares of common stock and an exercise price equal to the fair market price on July 12, 1996.

6. SUBSEQUENT EVENTS

     In September 1996, the Company's Board of Directors adopted a Preferred Stock Purchase Rights Plan designed to enable all Verity stockholders to realize the full value of their investment and to provide for fair and equal treatment for all Verity stockholders in the event that an unsolicited attempt is made to acquire Verity. Under the plan, stockholders will receive one Right to purchase one one-hundredth of a share of a new series of Preferred Stock for each outstanding share of Verity Common Stock held of record at the close of business on October 2, 1996. The Rights expire on September 17, 2006.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Verity develops, markets and supports software tools and applications that enable individuals, enterprises and publishers to intelligently search, filter and disseminate textual information residing on enterprise networks, online services, the Internet, CD-ROM and other electronic media. The Company was founded in 1988, and, historically, derived the substantial majority of its revenue from the licensing of high-priced, custom search and retrieval applications for use almost entirely by large organizations and government agencies. During these years, the Company also generated a substantial portion of its revenues by providing the consulting services required to support these products.

     In early fiscal 1994, Verity retained a new Chief Executive Officer and replaced several members of its senior management team. Shortly thereafter, the Company shifted its strategy from the sale of high-priced products requiring significant customization to leveraging the Company's Topic technology to develop a number of new, lower-priced products that address the needs of broader markets. During this period, the Company also focused on building strategic alliances for the primary purpose of expanding the user base of the Company's technology rather than generating significant revenues. The objectives of the Company's strategy are to establish its software as a de facto standard and to offset lower unit prices for its products with higher sales volumes.

     The Company's ongoing implementation of this strategy has involved several significant actions. During recent years, the Company has reduced significantly its average unit license fees. Also, during this period, the Company has devoted significant resources to modify and enhance its core technology to support a broader set of search and retrieval solutions for use on desktop and enterprise-wide systems, and over the Internet. Key engineering efforts in this regard have included the continued enhancement of the functionality of the Company's Topic search engine and the modification of the Topic software to facilitate its incorporation in third parties' information management, publishing and groupware software applications. More recently, the Company's engineering efforts have focused on the development of new applications of Topic software for use with CD-ROM, online services and the Internet, together with the Company's recently announced SEARCH'97 product line under development. The Company's Topic technology is deployed within the Company's own suite of applications, and also as an embedded feature within broadly distributed third-party software applications, such as Lotus Notes, Adobe Acrobat, Frame FrameViewer and Documentum Server and WorkSpace. The Company has also licensed its Topic technology to prominent providers of Internet products and online services, including Netscape Communications, NetManage, Quarterdeck, AT&T WorldNet Services, and MCI's Delphi Internet, together with Internet publishers, including Cisco Systems, Tandem Computer, Compaq Computer and the Financial Times.

     In connection with its new strategy, the Company has also replaced the majority of its work force and substantially reorganized all of the departments within the Company. While experiencing significant turnover, the Company increased the number of research and development personnel from 29 at the beginning of fiscal 1994 to 94 at August 31, 1996. Given its reduced focus on offering custom solutions, the Company was able to decrease the number of personnel involved in its relatively low-margin consulting business from 29 at the beginning of fiscal 1994 to 13 at August 31, 1996.

     Since inception, the Company has incurred significant losses and substantial negative cash flow. Due in part to the transition, the Company experienced declining revenues and increased net losses in fiscal years 1993 through 1995. At August 31, 1996, the Company had cumulative operating losses of $24.4 million, with net losses of $5.8 million, $313,000 and $1.3 million for fiscal 1995, fiscal 1996 and the three months ended August 31, 1996, respectively. For the three months ended August 31, 1996, total revenues increased 59% over the corresponding fiscal 1996 period, primarily as a result of a 74% increase in software product revenues. Total product revenues for the three months ended August 31, 1996 decreased 13% from the $8.3 million for the previous three months ended May 31, 1996. Operating expenses for the three months ended August 31, 1996 increased over the prior three months as a percentage of revenues, due primarily to lower revenue levels and, with respect to research and development expense, increased staffing expense related principally to product development in connection with the introduction of the Company's SEARCH'97 product line scheduled for late 1996. Research and development expenses were $3.5 million, or 40% of revenues, compared with $1.8 million, or 32% of revenues, for the same period of last year. For the Company's previous quarter ended May 31, 1996, research and development expenses were $2.9 million, or 29% of revenues. While it is the Company's goal to increase revenue and generate net income in future periods, no assurance can be given that the Company's revenues will increase from quarter to quarter in future periods, or that the Company will achieve positive cash flow or profitability.

     The ongoing implementation of the Company's new strategy has placed, and may continue to place, a significant strain on the Company's resources, including its personnel. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. If Company management is unable to effectively manage its planned transition, identify opportunities in a timely fashion, and evaluate and manage the Company's business and competitive position, the Company's results of operations and financial condition will be materially and adversely affected. Furthermore, there can be no assurance that the Company will introduce its SEARCH'97 products or other new products on a timely basis, or that the SEARCH'97 products or other new or recently introduced products will achieve market acceptance.

     The Company's revenues are derived from licenses fees for its software products and fees for services complementary to its products, including software maintenance, consulting and training. Fees for services generally are charged separately from the license fees for the Company's software products. The Company recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition. Accordingly, maintenance revenues from ongoing customer support and product upgrades are recognized ratably over the term of the applicable maintenance agreement, which is typically 12 months. Payments for maintenance fees generally are received in advance and are nonrefundable. Revenues for consulting and training generally are recognized when the services are performed.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

                                                                         THREE MONTHS
                                                                             ENDED
                                                                          AUGUST 31,
                                                                       -----------------
                                                                       1995        1996
                                                                       -----       -----
    Revenues:
      Software products..............................................   75.2%       82.0%
      Service and other..............................................   24.8        18.0
                                                                       -----       -----
              Total revenues.........................................  100.0       100.0
                                                                       -----       -----
    Costs of revenues:
      Software products..............................................    2.8         7.0
      Service and other..............................................   11.9         9.9
                                                                       -----       -----
              Total costs of revenues................................   14.7        16.9
                                                                       -----       -----
    Gross profit.....................................................   85.3        83.1
                                                                       -----       -----
    Operating expenses:
      Research and development.......................................   32.1        39.7
      Marketing and sales............................................   45.9        51.4
      General and administrative.....................................   13.2        13.3
                                                                       -----       -----
              Total operating expenses...............................   91.2       104.4
                                                                       -----       -----
    Loss from operations.............................................   (5.9)      (21.3)
    Interest and other expenses......................................   (2.0)        6.7
                                                                       -----       -----
    Net loss.........................................................   (7.9)%     (14.6)%
                                                                       =====       =====

     REVENUES

     Total revenues increased 59.2% from $5.5 million for the three months ended August 31, 1995 to $8.8 million for the three months ended August 31, 1996. Total revenues for the comparable three month period increased primarily due to increased revenues from licensing of Internet/publishing products and tools. Software product revenues increased as a percentage of total revenues from 75.2% for the three months ended August 31, 1995 to 82.0% for the comparable period in 1996. Conversely, service and other revenues declined as a percentage of total revenues from 24.8% for the three months ended August 31, 1995 to 18.0% for the comparable period in 1996.

     Software product revenues. Software product revenues increased 73.6% from $4.2 million for the three months ended August 31, 1995 to $7.2 million for the three months ended August 31, 1996. The increase for the three months ended August 31, 1996 over the three months ended August 31, 1995 was due principally to increased revenues from licensing of Internet/publishing products and tools.

     Service and other revenues. Service and other revenues increased 15.5% from $1.4 million for the three months ended August 31, 1995 to $1.6 million for the three months ended August 31, 1996. Maintenance revenues increased significantly between the comparable periods, but these increases were partially offset by reduced consulting and training revenues. During fiscal 1995, the Company completed a significant reduction in the scope of its consulting business, but does not anticipate further material reductions in headcount associated with its consulting business in the foreseeable future.

     Revenues from foreign operations accounted for 9.7% and 3.9% of total revenues, respectively, for the three months ended August 31, 1995 and August 31, 1996, with European operations alone accounting for 8.8% and 3.9% of total revenues for those periods. For the three months ended August 31, 1995 and August 31, 1996, export sales accounted for 19.0% and 23.7% of total revenues, respectively. The decreases in revenues from foreign operations as a percentage of revenues resulted primarily from decreased rest of world revenues and increased domestic revenues. The Company expects that revenues derived from foreign operations and export sales will continue to vary in future periods as a percentage of total revenues.

     No single customer accounted for more than 10% of the Company's revenues for the three months ended August 31, 1996. However, Delphi Internet Services accounted for 11.7% of total revenues for the three months ended August 31, 1995. Revenues derived from sales to the federal government and its agencies were 15.8% and 9.2% of the Company's revenues for the three month periods ended August 31, 1995 and August 31, 1996, respectively. The Company expects that revenues from such government sales will continue to vary in future periods as a percentage of revenues.

     COSTS OF REVENUES

     Costs of software products. Costs of software products increased 302.6% from $153,000 for the three months ended August 31, 1995 to $616,000 for the three months ended August 31, 1996, representing 3.7% and 8.5%, respectively, of software product revenues. The increase in absolute dollars was principally related to the higher level of software product sales compared to the prior year's period. The increase in costs as a percentage of software product sales was due primarily to the inclusion of licensed software relating to third party software components included in certain products during the periods ended August 31, 1996.

     Costs of service and other. Costs of service and other revenues increased 33.1% from $656,000 for the three months ended August 31, 1995 to $873,000 for the three months ended August 31, 1996, representing 47.8% and 55.1%, respectively, of service and other revenues. The increase in absolute dollars was primarily related to the higher level of service revenues compared to the prior year's period. The increase in costs as a percentage of service and other revenues was due principally to increases in technical support and consulting personnel.

     OPERATING EXPENSES

     Research and development. Research and development expenses increased 96.7% from $1.8 million for the three months ended August 31, 1995 to $3.5 million for the three months ended August 31, 1996, representing 32.1% and 39.7%, respectively, of total revenues. The increase in these costs was primarily due to a significant increase in headcount of research and development personnel focused on development of products addressing online, Internet/publishing, CD-ROM, and groupware applications. In particular, in the three months ended August 31, 1996, the Company incurred increased staffing expense relating principally to product development in connection with the introduction of its new SEARCH'97 product line scheduled for late 1996. The Company intends to continue to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues.

     Marketing and sales. Marketing and sales expenses increased 78.4% from $2.5 million for the three months ended August 31, 1995 to $4.5 million for the three months ended August 31, 1996, representing 45.9% and 51.4%, respectively, of total revenues. The increase in these costs was primarily related to the Company's expansion of its marketing and sales organization, particularly in the United States and Europe. The Company anticipates it will continue to make significant investments in marketing and sales.

     General and administrative. General and administrative expenses increased 60.3% from $733,000 in the three months ended August 31, 1995 to $1.2 million for the three months ended August 31, 1996, representing 13.2% and 13.3%, respectively, of total revenues. The increase in these costs was primarily due to increases in personnel and professional service fees required to support the Company's expanded operations relative to the prior year's periods.

     The Company intends to continue to make significant investments in marketing and sales and in research and development throughout fiscal 1997, which could cause operating expenses to increase faster than revenues.

     INCOME TAXES

     The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through proceeds of approximately $23.6 million from private sales of Preferred Stock, proceeds from its initial public offering and secondary offering of Common Stock and, to a lesser extent, bank credit lines and capital operating leases. The Company completed its initial public offering of Common Stock in October 1995 and realized net proceeds of $32.5 million. In January 1996, the Company completed its secondary offering of Common Stock, which generated net proceeds of $16.5 million. The Company has used a portion of those proceeds to repay borrowings under its line of credit in the amount of $1.6 million. As of August 31, 1996, the Company had $43.1 million in cash and cash equivalents and investments.

     The Company's operating activities used cash of $1.5 million and $397,000 for the three months ended August 31, 1995 and 1996. In the three months ended August 31, 1995, accounts receivable increased by $1.5 million, increasing cash used in operations. For the three months ended August 31, 1996, cash used in operations resulted primarily from net losses of $1.3 million reduced by depreciation of $736,000.

     Cash used in investing activities for the three months ended August 31, 1995 and 1996 was $311,000 and $1.0 million, respectively. In the three months ended August 31, 1995, investing activities consisted primarily of purchases of property and equipment. For the three months ended August 31, 1996, cash used in investing activities consisted primarily of purchases of marketable securities and property and equipment less proceeds from the sale and maturity of marketable securities.

     Cash provided by financing activities was $2.9 million and $37,000 for the three months ended August 31, 1995 and 1996, respectively. In the three months ended August 31, 1995, financing activities consisted primarily of the sale of Preferred Stock.

     At August 31, 1996, the Company's principal sources of liquidity were its cash, cash equivalents, and short-term investments of $29.3 million. The Company has available an unsecured $7,500,000 line of credit under an agreement with a bank which expires on September 30, 1997. Borrowings under the line of credit bear interest at the lender's prime rate. The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval.

     Capital expenditures, including capital leases, were approximately $152,000 and $4.9 million for the three months ended August 31, 1995 and 1996, respectively. For the three months ended August 31, 1995, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software. In the three months ended August 31, 1996, these expenditures consisted primarily of leasehold improvements and capital equipment related to the Company's relocation to a new facility.

     The Company believes that its current cash and cash equivalents, its bank line of credit, its capital leases and funds generated from operations, if any, will provide adequate liquidity to meet the Company's capital and operating requirements through at least fiscal 1997. Thereafter, or if the Company's spending plans change, the Company may find it necessary to seek to obtain additional sources of financing to support its capital needs, but there is no assurance that such financing will be available on commercially reasonable terms, or at all.

RISK FACTORS

     The following risk factors should be considered carefully in connection with the Company's business.

     History of Losses; Strategic Realignment. Since inception, the Company has incurred significant losses and substantial negative cash flow. In the three months ended August 31, 1996, the Company had a net loss of approximately $1.3 million, and an operating loss of approximately $1.9 million for the same period. The Company was founded in 1988, and historically derived the substantial majority of its revenues from the licensing of high-priced, custom search and retrieval applications for use almost entirely by large organizations and government agencies. During these years, the Company also generated a substantial portion of its revenues by providing the consulting services required to support these products. In early fiscal 1994, the Company shifted its strategy to focus increasingly on more versatile, lower-priced software applications which require less specialized consulting. To achieve revenue growth, the Company must, among other things, increase market acceptance of the Company's technology, achieve significantly increased sales levels, respond effectively to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company's strategy will be successful or that the Company will experience increased revenues or become profitable or cash flow positive at any time in the future.

     Management of Transition. The Company is experiencing a period of transition and new product introductions that have placed, and will continue to place, a significant strain on its resources, including personnel. During the past few years, management and other personnel have focused on modifying and enhancing the Company's core technology to support a broader set of search and retrieval solutions for use on desktop and enterprise-wide systems, and over online services, the Internet and on CD-ROM. In order for the Company's strategy to succeed, the Company must, among other things, leverage its core technology to develop new product offerings by the Company and by its original equipment manufacturer ("OEM") customers that address the needs of these new markets. Many of the Company's products are still being developed or have only recently been introduced, and there is no assurance that such products will be successfully completed on a timely basis, will achieve market acceptance or will generate significant revenues. Projects relating to these efforts, including the development and commercial deployment of the Company's next generation SEARCH'97 suite of products, its Agent Server products and its groupware products for Microsoft Exchange, continued enhancement of the functionality of the Company's search engine, and technical integration of the Company's products with the products of the Company's strategic partners, when added to the day-to-day activities of the Company, will continue to strain the Company's resources and personnel.

     In connection with its strategy, the Company has also replaced the majority of its work force and substantially reorganized all of the departments within the Company. While experiencing substantial turnover, the Company increased the number of research and development personnel from 29 at the beginning of fiscal 1994 to 94 at August 31, 1996. During the same period, the Company decreased the number of consulting personnel from 29 at the beginning of fiscal 1994 to 13 at August 31, 1996. Continuity of personnel can be an important factor in the successful completion of the Company's development projects, and ongoing turnover in the Company's research and development personnel could materially and adversely impact the Company's development and marketing efforts. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. If Company management is unable to effectively manage its planned transition or any subsequent growth, identify opportunities in a timely fashion, and evaluate and manage the Company's business and competitive position, then its results of operations and financial condition will be materially and adversely affected.

     Fluctuations in Operating Results. The Company's quarterly operating results have varied and are expected to vary significantly in the future. These fluctuations may be caused by many factors, including, among others, the size and timing of individual orders; customer order deferrals in anticipation of new products; changes in the budgets or purchasing patterns of government agencies; timing of introduction or enhancement of products by the Company or its competitors; market acceptance of new products; technologi-cal changes in search and retrieval, database, networking, or communications technology; competitive pricing pressures; changes in the Company's operating expenses; personnel changes; foreign currency exchange rates; mix of products sold; quality control of products sold; and general economic conditions.

     A significant portion of the Company's revenues in recent quarters has been derived from relatively large sales to a limited number of customers, and the Company currently anticipates that future quarters will continue to reflect this trend. Sales cycles for these customers can be up to six months or longer. In addition, like many software companies, the Company has generally recognized a substantial portion of its revenues in the last month of each quarter, with these revenues concentrated in the last weeks of the quarter. Accordingly, the cancellation or deferral of even a small number of purchases of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter. To the extent that significant sales occur earlier than expected, operating results for subsequent quarters may fail to keep pace or even decline.

     Product revenues are also difficult to forecast because the market for search and retrieval software is uncertain and evolving. Because the Company generally ships software products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. In addition, a portion of the Company's revenues are derived from royalties based upon sales by third-party vendors of products incorporating the Company's technology. These revenues may be subject to extreme fluctuation and are difficult for the Company to predict. The Company's expense levels are based, in part, on its expectations as to future revenues and to a large extent are fixed. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse affect on the Company's operating results and on the Company's ability to achieve profitability.

     The Company's revenues, and particularly its software products revenues, increased significantly in fiscal 1996 over fiscal 1995. Due to the evolving nature of the markets for the Company's products and other factors, however, there can be no assurance that the Company's revenues will continue to increase significantly or at all in future periods.

     As a result of the foregoing and other factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results have in the past, and may in the future, also result in volatility in the price of the shares of the Company's Common Stock.

     Developing Market; Unproven Acceptance of the Company's Products. The Company has recently introduced or announced several products addressing a market which has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services addressing search and retrieval requirements over private and public networks, CD-ROM, online services and the Internet. The Company currently plans to commence commercial shipments of its enhanced SEARCH'97 line of products in late 1996. There is no assurance that such products will be developed and released on a timely basis, or that such products will achieve market acceptance.

     As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The software industry addressing the information management requirements of networked systems, CD-ROM, online services and the Internet is young and has few proven products. Moreover, critical issues concerning the commercial use of online services and the Internet (including security, reliability, cost, ease of use and access, and quality of service) remain unresolved and may impact the growth of the Internet and online markets, together with the software standards and electronic media employed in such markets.

     The Company's future operating results will depend in substantial part upon its ability to increase the installed base of its intelligent search and filtering technology and to begin to generate significant product revenues from its products, its SEARCH'97 products under development and other products addressing the information retrieval requirements of individuals and corporations from data sources within an enterprise and on CD-ROM, online services and the Internet. The Company's future operating results will also depend upon its ability to successfully market its technology to online and Internet publishers who use such technology to index their published information in the format used by Verity. To the extent that such publishers do not adopt the Company's technology for indexing their published information, users will be unable to search such information using the Company's search and retrieval products, which in turn will limit the demand for the Company's products.

     Because the market for certain of the Company's products and services is new and evolving, it is difficult to assess or predict with any assurance the growth rate, if any, and size of this market. There can be no assurance that the market for the Company's products and services will develop, or that the Company's products or services will achieve market acceptance. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve significant market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

     A significant element of the Company's strategy is to embed its technology in products offered by the Company's OEM customers. Many of the markets for such products are also new and evolving and, therefore, subject to the same risks faced by the Company in the markets for its own products. In addition, consolidation in the industries served by the Company could, and acquisition or development by any of the Company's significant customers of technology competitive with the Company's would, materially and adversely affect the Company's business and prospects.

     Dependence on International Operations. In fiscal 1995, fiscal 1996 and the three months ended August 31, 1996, revenues derived from foreign operations accounted for approximately 14.3%, 6.6% and 3.9% of the Company's total revenues, respectively, with European operations alone accounting for 11.9%, 5.6% and 3.9% of revenues for these periods. The Company's export sales accounted for 24.1%, 19.1% and 23.7% of revenues in fiscal 1995, fiscal 1996, and the three months ended August 31, 1996, respectively. Accordingly, on a combined basis, foreign operations and export sales accounted for approximately 38.4%, 25.7% and 27.6% of revenues in fiscal 1995, fiscal 1996 and the three months ended August 31, 1996, respectively. The Company expects that revenues derived from foreign operations and export sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future; however, these revenues may fluctuate significantly as a percentage of revenues from period to period. Certain of these revenues have been derived from sales to foreign government agencies which may be subject to risks similar to those described below.

     There are a number of risks inherent in the Company's international business activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, limits on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. Additionally, the Company does not engage in hedging activities to protect against the risk of currency fluctuations. Fluctuations in currency exchange rates could cause sales denominated in U.S. dollars to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Also, such fluctuations could cause sales denominated in foreign currencies to affect a reduction in the current U.S. dollar revenues derived from sales in a particular country. Furthermore, future international activity may result in increased foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute significantly to fluctuations in the Company's results of operations. The financial stability of foreign markets could also affect the Company's international sales. In addition, revenues of the Company earned in various countries where the Company does business may be subject to taxation by more than one jurisdiction, thereby adversely affecting the Company's earnings. There can be no assurance that such factors will not have an adverse effect on the revenues from the Company's future international sales and, consequently, the Company's results of operations.

     Dependence on United States Government and the Risk of Contract Termination. Agencies of the United States government have accounted for a significant portion of the Company's revenues. Specifically, these agencies accounted for approximately 25.5%, 10.5% and 9.2% of revenues in fiscal 1995, fiscal 1996 and the three months ended August 31, 1996, respectively. Sales to government agencies declined as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of the Company's products to re-evaluate their needs. Such budget reductions are expected to continue over at least the next several years. Future reductions in United States spending on information technologies could have a material adverse effect on the Company's operating results.

     Almost all of the Company's government contracts contain termination clauses which permit contract termination upon the Company's default or for convenience of the other contracting party. There can be no assurance such cancellations will not occur in the future, and any such termination could adversely affect the Company's operating results.

     Technological Change; Market Acceptance of Evolving
Standards. Historically, the Company has derived substantially all of its revenues from the license of custom search and retrieval applications and consulting and other services related to such applications. Recently, the Company has refined and enhanced its core technology to add functionality and facilitate incorporation of the Company's technology in a variety of applications addressing the desktop, CD-ROM, enterprise, online and Internet markets. Nevertheless, the Company expects that for the foreseeable future it will continue to derive the largest portion of its revenues from licensing its technology for enterprise applications.

     The computer software industry is subject to rapid technological change, changing customer requirements, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in its existing markets or other markets that it may enter could be eroded rapidly by product advancements by competitors. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend, in part, upon its ability to enhance existing products and to develop new products on a timely basis. In addition, its products must keep pace with technological developments, conform to evolving industry standards, particularly client/server and Internet communication and security protocols, as well as publishing formats such as Hypertext Markup Language ("HTML"), and address increasingly sophisticated customer needs. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance. If the Company is unable to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, the Company's financial condition and results of operations would be materially and adversely affected.

     In addition, a significant strategy of the Company is to achieve compatibility between the Company's products and the text publication formats the Company believes are or will become popular and widely adopted. The Company invests substantial resources in development efforts aimed at achieving such compatibility. Any failure by the Company to anticipate or respond adequately to technology or market developments could result in a loss of competitiveness or revenue. For instance, to date the Company has focused its efforts on integration with the Adobe PDF and Lotus Notes environments and, more recently, the Microsoft Exchange environment. Should any of these products or technologies lose or fail to achieve acceptance in the marketplace or be replaced by other products or technologies, the Company's business could be materially adversely affected.

     Because one of the Company's strategies is to embed its basic search engine in key OEM application products, the Company's sales of its intelligent search and filtering products depend in part on its ability to maintain compatibility with these OEM applications. There is no assurance that the Company will be able to maintain compatibility with these vendors' products or continue to be the search technology of choice for such OEMs, and the failure to maintain compatibility with or be selected by such OEMs would materially adversely affect the Company's sales. Further, the failure of the products of the Company's key OEM partners to achieve market acceptance could have a material adverse effect on the Company's results of operations.

     Software products as complex as those offered by the Company may contain errors that may be detected at any point in the products' life cycles. The Company has in the past discovered software errors in certain of its products and has experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite testing and quality assurance efforts by the Company and by current and potential customers, errors will not be found, resulting in loss of or delay in market acceptance and sales, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company generally attempts to limit by contract its exposure to incidental and consequential damages, and to cap the Company's liabilities under the contract, if a court failed to enforce the liability limiting provisions of the Company's contracts for any reason, or if liabilities arose which were not effectively limited, the Company's operating results could be materially and adversely affected.

PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS:

     Not Applicable.

ITEM 2:  CHANGES IN SECURITIES:

     Not Applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:

     Not Applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     Not Applicable.

ITEM 5:  OTHER INFORMATION:

     Not Applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

        A. Exhibits -- See Exhibit Index

        B. Form 8-K

     On October 10, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission relating to the Company's adoption of a shareholder rights plan on September 18, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VERITY, INC.

                                          By: /s/  DONALD C. MCCAULEY

                                            ------------------------------------
                                            Donald C. McCauley
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                              Officer)

Dated: October 15, 1996

                                 EXHIBIT INDEX

EXHIBIT                                                                               SEQUENTIAL
NUMBER                             DESCRIPTION OF DOCUMENT                             PAGE NO.
------- ----------------------------------------------------------------------------- ----------
  2.1   Form of Agreement and Plan of Merger between Verity, Inc., a California corporation, and Verity Delaware Corporation, a Delaware corporation, filed
        September 22, 1995.(1).......................................................
  3.1   Certificate of Incorporation of the Company.(1)..............................
  3.2   By-Laws.(1)..................................................................
  3.3   Certificate of Retirement of Series of Preferred Stock.......................     19
  3.4   Certificate of Designation, Preferences and Rights of Series A Preferred
        Stock........................................................................     21
  4.1   Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)...
  4.2   Form of Rights Agreement between Verity, Inc. and First National Bank of
        Boston dated September 18, 1996.(6)..........................................
 10.1   Form of Indemnification Agreement for directors and officers.(1).............
 10.2   Amended and Restated 1995 Stock Option Plan and forms of agreements
        thereunder...................................................................     26
 10.3   1995 Employee Stock Purchase Plan.(1),(4)....................................
 10.4   1995 Outside Directors Stock Option Plan and forms of agreement thereunder.(1),(4)...........................................................
 10.5   Employment Agreement between Philippe F. Courtot and the Company dated July
        15, 1993, together with related Amended and Restated Stock Purchase Agreement dated as of June 1, 1995.(1),(4).............................................
 10.6   Security and Loan Agreement between Imperial Bank and the Company dated April
        7, 1994, as amended.(2)......................................................
 10.7   Series G Preferred Stock Purchase Agreement dated August 29, 1994.(2)........
 10.8   Series H Preferred Stock Purchase Agreement dated August 1, 1995.(2).........
 10.9   Sublease Agreement between Booz-Allen & Hamilton, Inc. and the Company dated
        April 1, 1988, as amended.(1)................................................
 10.10  Lease Agreement between The Trustees of the Roman Catholic Church of the
        Archdiocese of Canberra and Goulburn and the Company dated July 1, 1993
        (Australia).(1)..............................................................
 10.11  Lease Agreement between Peel Investments (North) Limited and the Company dated 1994 (England).(1).....................................................
 10.12  Lease Agreement between Le Centre D'Affaires Perinord and the Company dated
        November 26, 1992 (France).(1)...............................................
 10.13  Lease Agreement between Oskam Vastgoed De Meern B.V. and the Company dated
        September 1, 1990 (The Netherlands).(1)......................................
 10.14  OEM Software Development and Run Time License Agreement between Adobe
        Systems, Inc. and the Company dated July 29, 1994, as amended.(1),(5)........
 10.15  License Agreement between Frame Technology Corporation and the Company dated
        May 29, 1992.(1),(5).........................................................
 10.16  OEM Development and License Agreement between the Company and Delphi Internet
        Services Corporation dated as of August 23, 1995.(1),(5).....................
 10.18  Lease Agreement between Ross Drive Investors and the Company dated January
        22, 1996.(3).................................................................
 11.1   Statement of computation of loss per share...................................     88

---------------
(1) Incorporated by reference from the exhibits with corresponding numbers from the Company's Registration Statement (No. 33-96228), declared effective on October 5, 1995.

(2) Incorporated by reference from the exhibits with corresponding numbers from the Company's Registration Statement (No. 33-80567), declared effective on January 17, 1996.

(3) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-Q for the quarter ended February 29, 1996.

(4) Management contract or compensatory plan covering executive officers and directors of the Company.

(5) Confidential Treatment has been granted for portions of these exhibits.

(6) Incorporated by reference from exhibit no. 1 from the Company's Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996.