Form 10-Q/A
period 1996-08-31
VERITY INC \DE\
filed 1996-12-10
CIK 949956

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

                                YES [ ]  NO [X]

     The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 10,751,519 as of August 31, 1996.

     This report consists of 2 pages.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

Dated: December 10, 1996