Form 10-Q
period 1996-11-30
VERITY INC \DE\
filed 1997-01-14
CIK 949956

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

       FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ____________ TO ____________

       COMMISSION FILE NUMBER: 0-26880

                                  VERITY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE
               (STATE OR OTHER JURISDICTION
                             OF                           77-0182779
                     INCORPORATION OR                  (I.R.S. EMPLOYER
                        ORGANIZATION)                 IDENTIFICATION NO.)

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

                                YES [X]  NO [ ]

     The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 10,810,000 as of November 30, 1996.

     This report consists of 22 pages. The Exhibit Index to this report is located on page 19.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  VERITY, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                      PAGE NO.
                                                                                      --------
PART I: FINANCIAL INFORMATION
     Item 1:   Financial Statements...............................................        1
               Condensed Consolidated Balance Sheets as of May 31, 1996 and
               November 30, 1996..................................................        1
               Condensed Consolidated Statements of Operations for the Quarters
               Ended November 30, 1995 and 1996 and the Six Months Ended November
               30, 1995 and 1996..................................................        2
               Condensed Consolidated Statements of Cash Flows for the Six Months
               Ended November 30, 1995 and 1996...................................        3
               Notes to Condensed Consolidated Financial Statements...............        4
     Item 2:   Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................        6
PART II: OTHER INFORMATION
     Item 1:   Legal Proceedings..................................................       17
     Item 2:   Changes in Securities..............................................       17
     Item 3:   Defaults upon Senior Securities....................................       17
     Item 4:   Submissions of Matters to a Vote of Security Holders...............       17
     Item 5:   Other Information..................................................       17
     Item 6:   Exhibits and Reports on Form 8-K...................................       17
   Signatures  ...................................................................       18

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                  VERITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    NOVEMBER 30,
                                                                                        1996
                                                                        MAY 31,     ------------
                                                                         1996
                                                                        -------     (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents...........................................  $ 2,482       $  3,593
  Short-term investments..............................................   40,899         23,481
  Trade accounts receivable, less allowance for doubtful accounts of
     $389 in 1996 and $491 in 1997....................................    8,822         12,682
  Prepaid and other current assets....................................    1,161          1,644
                                                                        -------     ------------
          Total current assets........................................   53,364         41,400
Property and equipment, at cost, net of accumulated depreciation and
  amortization........................................................    4,744          9,030
Long-term investments.................................................    4,592         12,579
Other assets..........................................................       24            765
                                                                        -------     ------------
          Total assets................................................  $62,724       $ 63,774
                                                                        =======     ==========

LIABILITIES
Current liabilities:
  Current portion of long-term debt and capital lease obligations.....  $   426       $    460
  Accounts payable....................................................    3,368          4,108
  Accrued compensation................................................    1,565          1,625
  Other accrued liabilities...........................................      779            729
  Deferred revenue....................................................    3,139          3,434
                                                                        -------     ------------
          Total current liabilities...................................    9,277         10,356
Long-term debt and capital lease obligations, net of current
  portion.............................................................      639            401
                                                                        -------     ------------
          Total liabilities...........................................    9,916         10,757
                                                                        -------     ------------

STOCKHOLDERS' EQUITY
Common stock, $.001 par value:
  Authorized: 30,000,000 shares in 1996 and 1997; Issued and outstanding 10,735,000 shares in 1996 and 10,810,000 shares in
     1997.............................................................       11             11
  Additional paid-in capital..........................................   87,882         88,815
  Notes receivable from stockholders..................................   (1,225)        (1,089)
  Unrealized gain (loss) on investments...............................     (125)            76
  Accumulated deficit.................................................  (33,735)       (34,796)
                                                                        -------     ------------
          Total stockholders' equity..................................   52,808         53,017
                                                                        -------     ------------
          Total liabilities and stockholders' equity..................  $62,724       $ 63,774
                                                                        =======     ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                          NOVEMBER 30,           NOVEMBER 30,
                                                       ------------------     -------------------
                                                        1995       1996        1995        1996
                                                       ------     -------     -------     -------
                                                          (UNAUDITED)         (UNAUDITED)
Revenues:
  Software products..................................  $5,550     $ 9,726     $ 9,714     $16,955
  Service and other..................................   1,614       1,870       2,985       3,453
                                                       ------     -------     -------     -------
          Total revenues.............................   7,164      11,596      12,699      20,408
                                                       ------     -------     -------     -------
Costs of revenues:
  Software products..................................     499       1,003         652       1,619
  Service and other..................................     679         980       1,335       1,853
                                                       ------     -------     -------     -------
          Total costs of revenues....................   1,178       1,983       1,987       3,472
                                                       ------     -------     -------     -------
Gross profit.........................................   5,986       9,613      10,712      16,936
                                                       ------     -------     -------     -------
Operating expenses:
  Research and development...........................   2,016       3,290       3,795       6,789
  Marketing and sales................................   3,532       5,459       6,070       9,988
  General and administrative.........................     891       1,177       1,624       2,352
                                                       ------     -------     -------     -------
          Total operating expenses...................   6,439       9,926      11,489      19,129
                                                       ------     -------     -------     -------
Loss from operations.................................    (453)       (313)       (777)     (2,193)
Other income, net....................................     115         535           3       1,132
                                                       ------     -------     -------     -------
Net income (loss)....................................  $ (338)    $   222     $  (774)    $(1,061)
                                                       ======     =======     =======     =======
Net income (loss)....................................  $ (338)    $   222     $  (774)    $(1,061)
Accretion to redemption value of mandatorily
  redeemable convertible preferred stock.............    (193)         --        (611)         --
                                                       ------     -------     -------     -------
Net income (loss) applicable to common
  stockholders.......................................  $ (531)    $   222     $(1,385)    $(1,061)
                                                       ======     =======     =======     =======
Net income (loss) per share..........................  $(0.08)    $  0.02     $ (0.27)    $ (0.10)
                                                       ======     =======     =======     =======
Number of shares used in per share calculation.......   6,316      11,421       5,187      10,779
                                                       ======     =======     =======     =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED
                                                                                        NOVEMBER 30,
                                                                                     -------------------
                                                                                      1995        1996
                                                                                     -------     -------
                                                                                         (UNAUDITED)
Cash flows from operating activities:
  Net loss.........................................................................  $  (774)    $(1,061)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization..................................................      684       1,637
    Provision for doubtful accounts................................................      185         258
    Amortization of discount on securities.........................................       --        (452)
    Common stock issued for services...............................................       60          --
    Equity in loss of investee company.............................................       --          77
    Exchange loss..................................................................                    6
    Changes in operating assets and liabilities:
      Trade accounts receivable....................................................   (3,210)     (4,108)
      Prepaid and other current assets.............................................     (418)       (522)
      Accounts payable.............................................................      619         743
      Accrued compensation and other accrued liabilities...........................      515         (22)
      Deferred revenue.............................................................      904         292
                                                                                     -------     -------
         Net cash used in operating activities.....................................   (1,435)     (3,152)
                                                                                     -------     -------
Cash flows from investing activities:
  Acquisition of property and equipment............................................     (800)     (5,864)
  Purchases of marketable securities...............................................       --     (40,730)
  Maturity of marketable securities................................................       --      31,800
  Proceeds from sale of marketable securities......................................       --      19,483
  Investment in preferred stock....................................................       --        (500)
  Capitalization of software.......................................................       --        (803)
  Increase in other assets.........................................................     (101)         --
                                                                                     -------     -------
         Net cash generated (used) in investing activities.........................     (901)      3,386
                                                                                     -------     -------
Cash flows from financing activities:
  Borrowings under line of credit..................................................      750       1,500
  Payments on line of credit.......................................................   (1,645)     (1,500)
  Proceeds from the sale of mandatorily redeemable convertible preferred stock, net
    of issuance costs..............................................................    3,242          --
  Proceeds from stockholders on notes receivable...................................       --         135
  Proceeds from the sale of common stock...........................................   32,790         933
  Proceeds from issuance of notes payable..........................................      150          --
  Proceeds from sales and lease backs of property and equipment....................      147          --
  Principal payments on notes payable and capital lease obligations................     (786)       (203)
                                                                                     -------     -------
         Net cash provided by financing activities.................................   34,648         865
                                                                                     -------     -------
Effect of exchange rate changes on cash............................................       14          12
                                                                                     -------     -------
         Net increase in cash and cash equivalents.................................   32,326       1,111
Cash and cash equivalents, beginning of period.....................................      324       2,482
                                                                                     -------     -------
Cash and cash equivalents, end of period...........................................  $32,650     $ 3,593
                                                                                     =======     =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest.........................................  $   172     $    54
Supplemental schedule of noncash investing and financing activities:
  Accretion to redemption value of mandatorily redeemable convertible preferred
    stock..........................................................................  $   611          --
  Issuance of common stock for notes receivable....................................  $   403          --
  Conversion of mandatorily redeemable convertible preferred stock to common
    stock..........................................................................  $35,922          --
  Common stock issue costs included in other accrued liabilities...................  $   155          --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (INFORMATION AS OF NOVEMBER 30, 1996 AND FOR THE QUARTERS ENDED
            NOVEMBER 30, 1995 AND 1996 AND THEREAFTER IS UNAUDITED)

1. INTERIM FINANCIAL DATA (UNAUDITED):

     The unaudited financial statements for the quarters ended November 30, 1995 and 1996 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual financial statements on Form 10-K for the year ended May 31, 1996.

     The Company's balance sheet as of May 31, 1996 was derived from the Company's audited financial statements but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

2. COMPUTATION OF NET INCOME AND LOSS PER SHARE

     Net income and loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants and preferred stock are included in the computation when their effect is dilutive and excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares and mandatorily redeemable convertible preferred stock, issued at prices below the initial public offering price during the twelve months immediately preceding the initial filing date of the Company's initial public offering have been included in the calculation as if they were outstanding for all periods ending prior to the effectiveness of the Company's initial public offering using the treasury stock method and the initial public offering price.

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

4. BANK LINE OF CREDIT

     The Company has available an unsecured $7,500,000 line of credit under an agreement with a bank which expires on September 30, 1997. Borrowings under the line of credit bear interest at the lender's prime rate. The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval. As of November 30, 1996, no borrowings were outstanding under the line of credit.

5. PREFERRED STOCK PURCHASE RIGHTS PLAN

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

6. CAPITALIZED SOFTWARE

     During the three months ended November 30, 1996, the Company capitalized approximately $800,000 of software development costs, as required under generally accepted accounting principles, in connection with the development of a number of products included in the Company's new SEARCH'97 product line. In prior periods, the Company had not capitalized any software development costs since such costs had not been significant.

7. PREFERRED STOCK INVESTMENT

     In the Fall 1996, the Company made minority equity investments in two emerging, private software companies and entered into technology licensing agreements with these companies. The aggregate amounts invested was approximately $500,000.

8. SUBSEQUENT EVENT

     On January 10, 1997, the Company entered into an Agreement and Plan of Reorganization and Merger with Cognisoft Corporation (Cognisoft) providing for the Company's purchase of Cognisoft for $10 million in cash. Cognisoft, a startup company located in Bellevue, Washington, is currently developing an Intranet application that enables corporations to "push" information to users from multiple data sources. This acquisition will be accounted for using the purchase method of accounting.

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

     The Company's ongoing implementation of this strategy has involved several significant actions. During recent years, the Company has reduced significantly its average unit license fees. Also, during this period, the Company has devoted significant resources to modify and enhance its core technology to support a broader set of search and retrieval solutions for use on desktop and enterprise-wide systems, and over the Internet. Key engineering efforts in this regard have included the continued enhancement of the functionality of the Company's Topic search engine and the modification of the Topic software to facilitate its incorporation in third parties' information management, publishing and groupware software applications. More recently, the Company's engineering efforts have focused on the development of new applications of Topic software for use with CD-ROM, online services and the Internet, together with the Company's recently announced SEARCH'97 product line. The Company's Topic technology is deployed within the Company's own suite of applications, and also as an embedded feature within broadly distributed third-party software applications, such as Lotus Notes, Adobe Acrobat, Frame FrameViewer and Documentum Server and WorkSpace. The Company has also licensed its Topic technology to prominent providers of Internet products and online services, including Netscape Communications, NetManage, Quarterdeck, AT&T WorldNet Services, and MCI's Delphi Internet, together with Internet publishers, including Cisco Systems, Tandem Computer, Compaq Computer and the Financial Times.

     In connection with its new strategy, the Company has also replaced the majority of its work force and substantially reorganized all of the departments within the Company. While experiencing significant turnover, the Company increased the number of research and development personnel from 29 at the beginning of fiscal 1994 to 91 at November 30, 1996. Given its reduced focus on offering custom solutions, the Company was able to decrease the number of personnel involved in its relatively low-margin consulting business from 29 at the beginning of fiscal 1994 to 15 at November 30, 1996.

     Since inception, the Company has incurred significant losses and substantial negative cash flow. Due in part to the transition, the Company experienced declining revenues and increased net losses in fiscal years 1993 through 1995. At November 30, 1996, the Company had cumulative operating losses of $24.7 million, with net losses of $5.8 million, $313,000 and $1.1 million for fiscal 1995, fiscal 1996 and the six months ended November 30, 1996, respectively. For the three months ended November 30, 1996, total revenues increased 62% over the corresponding fiscal 1996 period, primarily as a result of a 75% increase in software product revenues. Total revenues for the three months ended November 30, 1996 increased 32% from the $8.8 million for the previous three months ended August 31, 1996. Operating expenses for the three months ended November 30, 1996 decreased over the prior three months as a percentage of revenues, due primarily to higher revenue levels and, with respect to research and development expense, the capitalization of approximately $800,000 of software development costs, as required under generally accepted accounting principles, in connection with the development of a number of products included in the Company's new SEARCH'97 product line. In prior periods, the Company had not capitalized any software development costs since such costs had not been significant. Research and development expenses were $3.3 million, or 28% of revenues, compared with $2.0 million, or 28% of revenues, for the same period last year. For the Company's previous quarter ended August 31, 1996, research and development expenses were $3.5 million, or 40% of revenues. While it is the Company's goal to increase revenue and generate net income in future periods, no assurance can be given that the Company's revenues will increase from quarter to quarter in future periods, or that the Company will achieve positive cash flow or profitability.

     The ongoing implementation of the Company's new strategy has placed, and may continue to place, a significant strain on the Company's resources, including its personnel. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. If Company management is unable to effectively manage its planned transition, identify opportunities in a timely fashion, and evaluate and manage the Company's business and competitive position, the Company's results of operations and financial condition will be materially and adversely affected. Furthermore, there can be no assurance that the Company will introduce all of its SEARCH'97 products or other new products on a timely basis, or that the SEARCH'97 products or other new or recently introduced products will achieve market acceptance.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

                                                             THREE MONTHS           SIX MONTHS
                                                                 ENDED                 ENDED
                                                             NOVEMBER 30,          NOVEMBER 30,
                                                            ---------------       ---------------
                                                            1995      1996        1995      1996
                                                            -----     -----       -----     -----
Revenues:
  Software products.......................................   77.5%     83.9%       76.5%     83.1%
  Service and other.......................................   22.5      16.1        23.5      16.9
                                                            -----     -----       -----     -----
          Total revenues..................................  100.0     100.0       100.0     100.0
                                                            -----     -----       -----     -----
Costs of revenues:
  Software products.......................................    7.0       8.6         5.1       7.9
  Service and other.......................................    9.4       8.5        10.5       9.1
                                                            -----     -----       -----     -----
          Total costs of revenues.........................   16.4      17.1        15.6      17.0
                                                            -----     -----       -----     -----
Gross profit..............................................   83.6      82.9        84.4      83.0
                                                            -----     -----       -----     -----
Operating expenses:
  Research and development................................   28.2      28.4        29.9      33.3
  Marketing and sales.....................................   49.3      47.1        47.8      48.9
  General and administrative..............................   12.4      10.1        12.8      11.5
                                                            -----     -----       -----     -----
          Total operating expenses........................   89.9      85.6        90.5      93.7
                                                            -----     -----       -----     -----
Loss from operations......................................   (6.3)     (2.7)       (6.1)    (10.7)
Interest and other expenses...............................    1.6       4.6          --       5.5
                                                            -----     -----       -----     -----
Net income (loss).........................................   (4.7)%     1.9%       (6.1)%    (5.2)%
                                                            =====     =====       =====     =====

  REVENUES

     Total revenues increased 60.7% from $12.7 million for the six months ended November 30, 1995 to $20.4 million for the six months ended November 30, 1996. Total revenues increased 61.9% from $7.2 million for the three months ended November 30, 1995 to $11.6 million for the three months ended November 30, 1996. Total revenues for the comparable six months period increased primarily due to increased revenues from licensing of Internet/publishing products and tools. Software product revenues increased as a percentage of total revenues from 76.5% and 77.5% for the six months and three months ended November 30, 1995, respectively, to 83.1% and 83.9%, respectively, for the comparable periods in fiscal 1997. Conversely, service and other revenues declined as a percentage of total revenues from 23.5% and 22.5% for the six months and three months ended November 30, 1995, respectively, to 16.9% and 16.1%, respectively, for the comparable periods in fiscal 1997.

     Software product revenues. Software product revenues increased 74.5% from $9.7 million for the six months ended November 30, 1995 to $17.0 million for the six months ended November 30, 1996. The increase for the six months ended November 30, 1996 over the six months ended November 30, 1995 was due principally to increased revenues from licensing of Internet/publishing products and tools. Software product revenues increased 75.2% from $5.6 million for the three months ended November 30, 1995 to $9.7 million for the three months ended November 30, 1996. The increase for the three months ended November 30, 1996 over the three months ended November 30, 1995 was due principally to increased revenues from licensing of Internet/publishing products and tools.

     Service and other revenues. Service and other revenues increased 15.7% from $3.0 million for the six months ended November 30, 1995 to $3.5 million for the six months ended November 30, 1996. Service and other revenues increased 15.9% from $1.6 million for the three months ended November 30, 1995 to $1.9 million for the three months ended November 30, 1996. Maintenance revenues increased significantly between the comparable periods, but these increases were partially offset by reduced consulting and training revenues.

     Revenues from foreign operations accounted for 8.9% and 4.2% of total revenues, respectively, for the six months ended November 30, 1995 and 1996, with European operations alone accounting for 7.3% and 4.2% of total revenues for those periods. For the six months ended November 30, 1995 and 1996, export sales accounted for 20.8% and 22.3% of total revenues, respectively. Revenue from foreign operations accounted for 8.3% and 4.5%, respectively, for the three months ended November 30, 1995 and 1996, with European operations alone accounting for 6.1% and 4.5% of total revenues for those periods. For the three months ended November 30, 1995 and 1996, export sales accounted for 22.2% and 21.3% of total revenues, respectively. The decreases in revenues from foreign operations as a percentage of revenues resulted primarily from decreased rest of world revenues and increased domestic revenues. The Company expects that revenues derived from foreign operations and export sales will continue to vary in future periods as a percentage of total revenues.

     Licensing and maintenance of software products to Cisco Systems, Inc. accounted for approximately 19.8% of the Company's revenues for the six months ended November 30, 1996 and for approximately 32.6% of the Company's revenue for the three months ended November 30, 1996. Revenues derived from sales to the federal government and its agencies were 13.9% and 7.5% of the Company's revenues for the six months periods ended November 30, 1995 and 1996, respectively and 12.4% and 6.3% of the Company's revenues for the three months periods ended November 30, 1995 and 1996, respectively. The Company expects that revenues from such government sales will continue to vary in future periods as a percentage of revenues.

  COSTS OF REVENUES

     Costs of software products. Costs of software products increased 148.3% from $652,000 for the six months ended November 30, 1995 to $1.6 million for the six months ended November 30, 1996 representing 6.7% and 9.6%, respectively, of software product revenues. Costs of software products increased 101.0% from $499,000 for the three months ended November 30, 1995 to $1.0 million for the three months ended November 30, 1996 representing 9.0% and 10.3%, respectively, of the software product revenues. The increase in absolute dollars was principally related to the higher level of software product sales compared to the prior year's period. The increase in costs as a percentage of software product sales was due primarily to the inclusion of licensed software relating to third party software components included in certain products during the periods ended November 30, 1996.

     Costs of service and other. Costs of service and other revenues increased 38.8% from $1.3 million for the six months ended November 30, 1995 to $1.9 million for the six months ended November 30, 1996, representing 44.7% and 53.7%, respectively, of service and other revenues. Costs of service and other revenues increased 44.3% from $679,000 for the three months ended November 30, 1995 to $980,000 for the three months ended November 30, 1996, representing 42.1% and 52.4%, respectively, of service and other revenues. The increase in absolute dollars was primarily related to the higher level of service revenues compared to the prior year's period. The increase in costs as a percentage of service and other revenues was due principally to increases in technical support and consulting personnel.

  OPERATING EXPENSES

     Research and development. Research and development expenses increased 78.9% from $3.8 million for the six months ended November 30, 1995 to $6.8 million for the six months ended November 30, 1996, representing 29.9% and 33.3%, respectively, of total revenues. Research and development expenses increased 63.2% from $2.0 million for the three months ended November 30, 1995 to $3.3 million for the three months ended November 30, 1996, representing 28.1% and 28.4%, respectively, of total revenues. The increase in these costs was primarily due to a significant increase in headcount of research and development personnel focused on development of products addressing online, Internet/publishing, CD-ROM, and groupware applications. In particular, in the six months ended November 30, 1996, the Company incurred increased staffing expense relating principally to product development in connection with the introduction of its new SEARCH'97 product line. During the three months ended November 30, 1996, the Company capitalized approximately $800,000 in software development costs, as required under generally accepted accounting principles. In prior periods, the Company had not capitalized any software development costs since such costs had not been significant. The Company intends to continue to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues.

     Marketing and sales. Marketing and sales expenses increased 64.5% from $6.1 million for the six months ended November 30, 1995 to $10.0 million for the six months ended November 30, 1996, representing 47.8% and 48.9%, respectively, of total revenues. Marketing and sales expenses increased 54.6% from $3.5 million in the three months ended November 30, 1995 to $5.5 million for the three months ended November 30, 1996, representing 49.3% and 47.1%, respectively, of total revenues. The increase in these costs was primarily related to the Company's expansion of its marketing and sales organization in the United States and Europe and promotional costs associated with the launch of the SEARCH'97 product line. The Company anticipates it will continue to make significant investments in marketing and sales.

     General and administrative. General and administrative expenses increased 44.8% from $1.6 million in the six months ended November 30, 1995 to $2.4 million for the six months ended November 30, 1996, representing 12.8% and 11.5%, respectively, of total revenues. General and administrative expenses increased 32.1% from $891,000 in the three months ended November 30, 1995 to $1.2 million for the three months ended November 30, 1996, representing 12.4% and 10.2%, respectively, of total revenues. The increase in these costs was primarily due to increases in personnel and professional service fees required to support the Company's expanded operations relative to the prior year's periods.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through proceeds of approximately $23.6 million from private sales of Preferred Stock, proceeds from its initial public offering and secondary public offering of Common Stock and, to a lesser extent, bank credit lines and capital operating leases. The Company completed its initial public offering of Common Stock in October 1995 and realized net proceeds of $32.5 million. In January 1996, the Company completed its secondary public offering of Common Stock, which generated net proceeds of $16.5 million. The Company has used a portion of those proceeds to repay borrowings under its line of credit in the amount of $1.6 million. As of November 30, 1996, the Company had $39.2 million in cash and cash equivalents and available-for-sale securities.

     The Company's operating activities used cash of $1.4 million and $3.2 million for the six months ended November 30, 1995 and 1996. In the six months ended November 30, 1995 and November 30, 1996, increases in accounts receivable were partially offset by depreciation and amortization expense.

     The Company's investing activities used cash of $901,000 and generated cash of $3.4 million for the six months ended November 30, 1995 and 1996, respectively. In the six months ended November 30, 1995, investing activities consisted primarily of purchases of property and equipment. For the six months ended November 30, 1996, cash generated in investing activities consisted primarily of the proceeds from the sale and maturity of marketable securities less purchases of marketable securities and property and equipment.

     Cash provided by financing activities was $34.6 million and $865,000 for the six months ended November 30, 1995 and 1996, respectively. In the six months ended November 30, 1995, financing activities consisted primarily of the sale of Common Stock in connection with the Company's initial public offering. In the six months ended November 30, 1996, financing activities consisted primarily of the sale of Common Stock in connection with the Company's Employee Stock Purchase Plan.

     At November 30, 1996, the Company's principal sources of liquidity were its cash, cash equivalents, and short-term investments of $27.1 million. The Company has available an unsecured $7,500,000 line of credit under an agreement with a bank which expires on September 30, 1997. Borrowings under the line of credit bear interest at the lender's prime rate. The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval. At November 30, 1996, the Company had no outstanding borrowings under the line of credit.

     Capital expenditures, including capital leases, were approximately $800,000 and $5.9 million for the six months ended November 30, 1995 and 1996, respectively. For the six months ended November 30, 1995, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software. In the six months ended November 30, 1996, these expenditures consisted primarily of leasehold improvements and capital equipment related to the Company's relocation to a new facility.

     The Company believes that its current cash and cash equivalents, its bank line of credit, its capital leases and funds generated from operations, if any, will provide adequate liquidity to meet the Company's capital and operating requirements through at least calendar 1997. Thereafter, or if the Company's spending plans change, the Company may find it necessary to seek to obtain additional sources of financing to support its capital needs, but there is no assurance that such financing will be available on commercially reasonable terms, or at all.

RISK FACTORS

     The following risk factors should be considered carefully in connection with the Company's business.

     History of Losses; Strategic Realignment. Since inception, the Company has incurred significant losses and substantial negative cash flow. In the six months ended November 30, 1996, the Company had a net loss of approximately $1.1 million, and an operating loss of approximately $2.2 million. The Company was founded in 1988, and historically derived the substantial majority of its revenues from the licensing of high-priced, custom search and retrieval applications for use almost entirely by large organizations and government agencies. During these years, the Company also generated a substantial portion of its revenues by providing the consulting services required to support these products. In early fiscal 1994, the Company shifted its strategy to focus increasingly on more versatile, lower-priced software applications which require less specialized consulting. To achieve revenue growth, the Company must, among other things, increase market acceptance of the Company's technology, achieve significantly increased sales levels, respond effectively to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company's strategy will be successful or that the Company will experience increased revenues or become profitable or cash flow positive at any time in the future.

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

     In connection with its strategy, the Company has also replaced the majority of its work force and substantially reorganized all of the departments within the Company. While experiencing substantial turnover, the Company increased the number of research and development personnel from 29 at the beginning of fiscal 1994 to 91 at November 30, 1996. During the same period, the Company decreased the number of consulting personnel from 29 at the beginning of fiscal 1994 to 15 at November 30, 1996. Continuity of personnel can be an important factor in the successful completion of the Company's development projects, and ongoing turnover in the Company's research and development personnel could materially and adversely impact the Company's development and marketing efforts. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. If Company management is unable to effectively manage its planned transition or any subsequent growth, identify opportunities in a timely fashion, and evaluate and manage the Company's business and competitive position, then its results of operations and financial condition will be materially and adversely affected.

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

     The Company's revenues, and particularly its software products revenues, increased significantly in fiscal 1997 over fiscal 1996. Due to the evolving nature of the markets for the Company's products and other factors, however, there can be no assurance that the Company's revenues will continue to increase significantly or at all in future periods.

     As a result of the foregoing and other factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the shares of the Company's Common Stock.

     Developing Market; Unproven Acceptance of the Company's Products. The Company has recently introduced or announced several products addressing a market which has only recently begun to develop, is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products and services addressing search and retrieval requirements over private and public networks, CD-ROM, online services and the Internet. While the Company has commenced commercial shipment of several of its SEARCH'97 products, there is no assurance that such products will achieve market acceptance or that future products will be developed and released on a timely basis.

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

     The Company's future operating results will depend in substantial part upon its ability to increase the installed base of its intelligent search and filtering technology and to begin to generate significant product revenues from its products, its SEARCH'97 products and other products addressing the information retrieval requirements of individuals and corporations from data sources within an enterprise and on CD-ROM, online services and the Internet. The Company's future operating results will also depend upon its ability to successfully market its technology to online and Internet publishers who use such technology to index their published information in the format used by Verity. To the extent that such publishers do not adopt the Company's technology for indexing their published information, users will be unable to search such information using the Company's search and retrieval products, which in turn will limit the demand for the Company's products.

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

     Dependence on International Operations. In fiscal 1995, fiscal 1996 and the six months ended November 30, 1996, revenues derived from foreign operations accounted for approximately 14.3%, 6.6% and 4.2% of the Company's total revenues, respectively, with European operations alone accounting for 11.9%, 5.6% and 4.2% of revenues for these periods. The Company's export sales accounted for 24.1%, 19.1% and 22.3% of revenues in fiscal 1995, fiscal 1996, and the six months ended November 30, 1996, respectively. Accordingly, on a combined basis, foreign operations and export sales accounted for approximately 38.4%, 25.7% and 26.5% of revenues in fiscal 1995, fiscal 1996 and the six months ended November 30, 1996, respectively. The Company expects that revenues derived from foreign operations and export sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future; however, these revenues may fluctuate significantly as a percentage of revenues from period to period. Certain of these revenues have been derived from sales to foreign government agencies which may be subject to risks similar to those described below.

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

     Dependence on United States Government and the Risk of Contract Termination. Agencies of the United States government have accounted for a significant portion of the Company's revenues. Specifically, these agencies accounted for approximately 25.5%, 10.5% and 7.5% of revenues in fiscal 1995, fiscal 1996 and the six months ended November 30, 1996, respectively. Sales to government agencies declined as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of the Company's products to re-evaluate their needs. Such budget reductions are expected to continue over at least the next several years. Future reductions in United States spending on information technologies could have a material adverse effect on the Company's operating results.

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

     In addition, a significant strategy of the Company is to achieve compatibility between the Company's products and the text publication formats the Company believes are or will become popular and widely adopted. The Company invests substantial resources in development efforts aimed at achieving such compatibility. Any failure by the Company to anticipate or respond adequately to technology or market developments could result in a loss of competitiveness or revenue. For instance, to date the Company has focused its efforts on integration with the Adobe PDF, Netscape and Lotus Notes environments and, more recently, the Microsoft Exchange environment. Should any of these products or technologies lose or fail to achieve acceptance in the marketplace or be replaced by other products or technologies, the Company's business could be materially adversely affected.

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

     Not Applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:

     Not Applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     The Company's Annual Meeting of Stockholders was held on September 16, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management's nominees for two directors and three proposals were submitted to the stockholders of the Company. Management's nominees for director were elected by the following votes:

                                                                         SHARES
                                                                 ----------------------
                               NOMINEES                          VOTING FOR    WITHHELD
        -------------------------------------------------------  ----------    --------
        Steven M. Krausz.......................................   8,202,541     81,893
        Charles P. Waite, Jr...................................   8,202,614     81,820

Philippe F. Courtot and Steven A. MacDonald continued to serve as directors of the Company after the annual meeting and will continue to serve until the Annual Meeting of Stockholders to be held in 1998 and 1997, respectively.

     A second proposal to amend the 1995 Stock Option Plan of the Company to increase the number of shares of Common Stock of the Company authorized for issuance thereunder from 2,910,836 shares to 3,310,836 shares and to make certain other amendments to the Plan, was submitted to a vote of the stockholders of the Company. The proposal was approved by the following vote:

FOR THE PROPOSAL     AGAINST THE PROPOSAL     ABSTENTIONS     BROKER NON-VOTES
----------------     --------------------     -----------     ----------------
    7,216,038               915,741              3,100             149,555

     A third proposal to amend the 1995 Employee Stock Purchase Plan of the Company to increase the number of shares of Common Stock of the Company authorized for issuance thereunder from 250,000 shares to 500,000 shares, was submitted to a vote of the stockholders of the Company. The proposal was approved by the following vote:

FOR THE PROPOSAL     AGAINST THE PROPOSAL     ABSTENTIONS     BROKER NON-VOTES
----------------     --------------------     -----------     ----------------
    7,987,423               146,981                475             149,555

     A final proposal to ratify the appointment of Coopers & Lybrand LLP as the Company's independent public accountants for the year ending May 31, 1997 was also submitted to a vote of the stockholders of the Company. The proposal was approved by the following vote:

FOR THE PROPOSAL     AGAINST THE PROPOSAL     ABSTENTIONS     BROKER NON-VOTES
----------------     --------------------     -----------     ----------------
    8,280,606                 3,453                375                   0

ITEM 5:  OTHER INFORMATION:

     Not Applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

     A. Exhibits -- See Exhibit Index

     B. Form 8-K

     On October 10, 1996, the Company filed a Form 8-K with the Securities and Exchange Commission relating to the Company's adoption of a shareholder rights plan on September 18, 1996. See Note 5 to Notes to Condensed Consolidated Financial Statements.

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

                                          VERITY, INC.

                                          By: /s/ DONALD C. MCCAULEY

                                            ------------------------------------
                                            Donald C. McCauley
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)

Dated: January 15, 1997

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION OF DOCUMENT
-------     -----------------------------------------------------------------------
    2.1     Form of Agreement and Plan of Merger between Verity, Inc., a California corporation, and Verity Delaware Corporation, a Delaware corporation, filed September 22, 1995.(1)...........................................
    3.1     Certificate of Incorporation of the Company.(1)........................
    3.2     By-Laws.(1)............................................................
    3.3     Certificate of Retirement of Series of Preferred Stock.(7).............
    3.4     Certificate of Designation, Preferences and Rights of Series A
            Preferred Stock.(7)....................................................
    4.1     Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)............................................................
    4.2     Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996.(6).................................
   10.1     Form of Indemnification Agreement for directors and officers.(1).......
   10.2     Amended and Restated 1995 Stock Option Plan and forms of agreements thereunder.(7).........................................................
   10.3     1995 Employee Stock Purchase Plan.(1),(4)..............................
   10.4     1995 Outside Directors Stock Option Plan and forms of agreement thereunder.(1),(4).....................................................
   10.5     Employment Agreement between Philippe F. Courtot and the Company dated
            July 15, 1993, together with related Amended and Restated Stock
            Purchase Agreement dated as of June 1, 1995.(1),(4)....................
   10.6     Security and Loan Agreement between Imperial Bank and the Company dated
            April 7, 1994, as amended.(2)..........................................
   10.7     Series G Preferred Stock Purchase Agreement dated August 29,
            1994.(2)...............................................................
   10.8     Series H Preferred Stock Purchase Agreement dated August 1, 1995.(2)...
   10.9     Sublease Agreement between Booz-Allen & Hamilton, Inc. and the Company dated April 1, 1988, as amended.(1)....................................
  10.10     Lease Agreement between The Trustees of the Roman Catholic Church of the Archdiocese of Canberra and Goulburn and the Company dated July 1,
            1993 (Australia).(1)...................................................
  10.11     Lease Agreement between Peel Investments (North) Limited and the
            Company dated 1994 (England).(1).......................................
  10.12     Lease Agreement between Le Centre D'Affaires Perinord and the Company dated November 26, 1992 (France).(1)...................................
  10.13     Lease Agreement between Oskam Vastgoed De Meern B.V. and the Company dated September 1, 1990 (The Netherlands).(1)..........................
  10.14     OEM Software Development and Run Time License Agreement between Adobe
            Systems, Inc. and the Company dated July 29, 1994, as
            amended.(1),(5)........................................................
  10.15     License Agreement between Frame Technology Corporation and the Company dated May 29, 1992.(1),(5).............................................
  10.16     OEM Development and License Agreement between the Company and Delphi
            Internet Services Corporation dated as of August 23, 1995.(1),(5)......
  10.18     Lease Agreement between Ross Drive Investors and the Company dated
            January 22, 1996.(3)...................................................
   11.1     Statement of computation of net income and loss per share..............
   27.1     Financial Data Schedule................................................

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

(7) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-Q for the quarter ended August 31, 1996.