Form 10-Q
period 1997-02-28
VERITY INC \DE\
filed 1997-04-14
CIK 949956

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM           TO

         COMMISSION FILE NUMBER: 0-26880


                                  VERITY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                              77-0182779
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

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

                                   YES [X] NO

         The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 10,855,000 as of February 28, 1997.

         This report consists of 21 pages. The Exhibit Index to this report is located on page 19.

================================================================================

                                  VERITY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------
    PART I:  FINANCIAL INFORMATION
      Item 1:  Financial Statements............................................................     1
               Condensed Consolidated Balance Sheets as of May 31, 1996 and February 28, 1997..     1
               Condensed Consolidated Statements of Operations for the Quarters Ended February
               29, 1996 and February 28, 1997 and the Nine Months Ended February 29, 1996 and
                February 28, 1997..............................................................     2
               Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
               February 29, 1996 and February 28, 1997.........................................     3
               Notes to Condensed Consolidated Financial Statements............................     4
      Item 2:  Management's Discussion and Analysis of Financial Condition and Results of
               Operations......................................................................     6

    PART II: OTHER INFORMATION
      Item 1:  Legal Proceedings...............................................................    17
      Item 2:  Changes in Securities...........................................................    17
      Item 3:  Defaults upon Senior Securities.................................................    17
      Item 4:  Submissions of Matters to a Vote of Security Holders............................    17
      Item 5:  Other Information...............................................................    17
      Item 6:  Exhibits and Reports on Form 8-K................................................    17
      Signatures...............................................................................    18

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                  VERITY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  MAY 31,       FEBRUARY 28,
                                                                                   1996             1997
                                                                                 --------       ------------
                                                                                                (unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents .............................................        $  2,482         $  1,745
  Short-term investments ................................................          40,899           21,175
  Trade accounts receivable, less allowance for doubtful accounts
     of $389 in 1996 and $525 in 1997 ...................................           8,822            8,554
  Prepaid and other current assets ......................................           1,161            1,769
                                                                                 --------         --------
          Total current assets ..........................................          53,364           33,243
Property and equipment, at cost, net of accumulated depreciation
  and amortization ......................................................           4,744            9,182
Long-term investments ...................................................           4,592           10,188
Other assets ............................................................              24              870
                                                                                 --------         --------
          Total assets ..................................................        $ 62,724         $ 53,483
                                                                                 ========         ========

                                LIABILITIES
Current liabilities:
  Current portion of long-term debt and capital lease obligations .......        $    426         $    648
  Accounts payable ......................................................           3,368            3,507
  Accrued compensation ..................................................           1,565            1,963
  Other accrued liabilities .............................................             779            1,225
  Deferred revenue ......................................................           3,139            3,568
                                                                                 --------         --------
          Total current liabilities .....................................           9,277           10,911
Long-term debt and capital lease obligations, net of current portion ....             639              291
                                                                                 --------         --------
          Total liabilities .............................................           9,916           11,202
                                                                                 --------         --------


                           STOCKHOLDERS' EQUITY
Common stock, $.001 par value:
   Authorized: 30,000,000 shares in 1996 and 1997;
   Issued and outstanding 10,735,000 shares in 1996 and 10,855,000 shares              11               11
in 1997
Additional paid-in capital ..............................................          87,882           88,975
Notes receivable from stockholders ......................................          (1,225)          (1,089)
Unrealized gain (loss) on investments ...................................            (125)               5
Accumulated deficit .....................................................         (33,735)         (45,621)
                                                                                 --------         --------
          Total stockholders' equity ....................................          52,808           42,281
                                                                                 --------         --------
          Total liabilities and stockholders' equity ....................        $ 62,724         $ 53,483
                                                                                 ========         ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                             FEB. 29   FEB. 28    FEB. 29     FEB. 28
                                                               1996      1997       1996        1997
                                                                 (UNAUDITED)          (UNAUDITED)
Revenues:
  Software products ................................        $  6,444   $  9,181   $ 16,158   $ 26,136

  Service and other ................................           1,557      1,942      4,542      5,395
                                                            --------   --------   --------   --------
          Total revenues ...........................           8,001     11,123     20,700     31,531
                                                            --------   --------   --------   --------
Costs of revenues:
  Software products ................................             718        585      1,370      2,204
  Service and other ................................             679        918      2,014      2,771
                                                            --------   --------   --------   --------
          Total costs of revenues ..................           1,397      1,503      3,384      4,975
                                                            --------   --------   --------   --------
Gross profit .......................................           6,604      9,620     17,316     26,556
                                                            --------   --------   --------   --------
Operating expenses:
  Research and development .........................           2,163      4,050      5,957     10,839
  Acquisition of in-process research and development              --     10,029         --     10,029
  Marketing and sales ..............................           3,880      5,466      9,951     15,454
  General and administrative .......................             881      1,196      2,505      3,548
                                                            --------   --------   --------   --------
          Total operating expenses .................           6,924     20,741     18,413     39,870
                                                            --------   --------   --------   --------
Loss from operations ...............................            (320)   (11,121)    (1,097)   (13,314)
Other income, net ..................................             432        296        435      1,428
                                                            --------   --------   --------   --------
Net income (loss) ..................................        $    112   $(10,825)  $   (662)  $(11,886)
                                                            ========   ========   ========   ========
Net income (loss) ..................................        $    112   $(10,825)  $   (662)  $(11,886)
Accretion to redemption value of mandatorily
  redeemable convertible preferred stock ...........              --         --       (611)        --
                                                            --------   --------   --------   --------
Net income (loss) applicable to common stockholders         $    112   $(10,825)  $ (1,273)  $(11,886)
                                                            ========   ========   ========   ========
Net income (loss) per share ........................        $   0.01   $  (1.00)  $  (0.18)  $  (1.10)
                                                            ========   ========   ========   ========
Number of shares used in per share calculation .....          11,105     10,841      6,884     10,800
                                                            ========   ========   ========   ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                 FEB. 29           FEB. 28
                                                                                 -------           -------
                                                                                  1996              1997
                                                                                  ----              ----
                                                                                       (UNAUDITED)
Cash flows from operating activities:
  Net loss .............................................................        $   (662)        $(11,886)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization .....................................           1,055            2,732
     Provision for  doubtful accounts ..................................             229              150
     Amortization of discount on securities ............................            (159)            (517)
     Common stock issued for services ..................................              60               --
     Exchange loss .....................................................              --               12
     Changes in operating assets and liabilities:
       Trade accounts receivable .......................................          (2,990)             120
       Prepaid and other current assets ................................            (929)            (719)
       Accounts payable ................................................            (896)             139
       Accrued compensation and other accrued liabilities ..............           3,523              895
       Deferred revenue ................................................             841              433
       Write-off of in-process research and development ................              --           10,029
                                                                                --------         --------
          Net cash provided by operating activities ....................              72            1,388
                                                                                --------         --------
Cash flows from investing activities:
  Acquisition of property and equipment ................................          (1,431)          (6,923)
  Purchases of marketable securities ...................................         (44,951)         (49,272)
  Maturity of marketable securities ....................................              --           33,800
  Proceeds from sale of marketable securities ..........................              --           30,462
  Investment in preferred stock ........................................              --             (167)
  Acquisition of Cognisoft Corporation .................................              --          (10,000)
  Capitalization of software ...........................................              --           (1,035)
  Increase in other assets .............................................             (44)             (28)
                                                                                --------         --------
          Net cash used in investing activities ........................         (46,426)          (3,163)
                                                                                --------         --------
Cash flows from financing activities:
  Borrowings under line of credit ......................................             750            1,500
  Payments on line of credit ...........................................          (1,645)          (1,500)
  Proceeds from the sale of mandatorily redeemable convertible preferred
     stock, net of issuance costs ......................................           3,242               --
  Proceeds from stockholders on notes receivable .......................              --              135
  Proceeds from the sale of common stock ...............................          49,666            1,093
  Proceeds from issuance of notes payable ..............................             150               --
  Proceeds from sales and lease backs of property and equipment ........             147               --
  Principal payments on notes payable and capital lease obligations ....            (882)            (125)
                                                                                --------         --------
          Net cash provided by financing activities ....................          51,428            1,103
                                                                                --------         --------

Effect of exchange rate changes on cash ................................              13              (65)
                                                                                --------         --------
          Net increase (decrease) in cash and cash equivalents .........           5,087             (737)
Cash and cash equivalents, beginning of period .........................             324            2,482
                                                                                --------         --------
Cash and cash equivalents, end of period ...............................        $  5,411         $  1,745
                                                                                ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest .............................        $    219         $    153
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Accretion to redemption value of mandatorily redeemable convertible
     preferred stock ...................................................        $    611               --
  Issuance of common stock for notes receivable ........................        $    365               --
  Conversion of mandatorily redeemable convertible preferred stock to
     common stock ......................................................        $ 35,922               --
  Common stock issue costs included in other accrued liabilities .......        $    179               --
  Assets acquired in Cognisoft acquisition .............................              --         $    548
  Liabilities assumed in Cognisoft acquisition .........................              --         $    500
  Cognisoft acquisition consideration included in accrued liabilities ..              --         $     77


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         (INFORMATION AS OF FEBRUARY 28, 1997 AND FOR THE QUARTERS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1997 AND THEREAFTER IS UNAUDITED)

1. INTERIM FINANCIAL DATA (UNAUDITED):

     The unaudited financial statements for the quarters ended February 29, 1996 and February 28, 1997 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual financial statements on Form 10-K for the year ended May 31, 1996.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

     During October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-based Compensation", (SFAS 123) which establishes a fair value based method of accounting for stock based compensation plans. While the Company is studying the impact of the pronouncement, it continues to account for employee stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123 will be effective for the Company's fiscal year ended May 31, 1997.

     During February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", (SFAS 128) which specifies the computation, presentation and disclosure requirements for reporting earnings per share information. SFAS 128 becomes effective for all periods, including interim periods, ending on or after December 15, 1997. The impact of adopting SFAS 128 on the Company's financial statements has not yet been determined.

4. BANK LINE OF CREDIT

     The Company has available an unsecured $7,500,000 line of credit under an agreement with a bank which expires on September 30, 1997. Borrowings under the line of credit bear interest at the lender's prime rate. The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval. As of February 28, 1997, no borrowings were outstanding under the line of credit.

5. CAPITALIZED SOFTWARE

     During the three months and nine months ended February 28, 1997, the Company capitalized approximately $230,000 and $1.0 million, respectively, and amortized approximately $190,000 and $240,000, respectively, of software development costs, as required under generally accepted accounting principles, in connection with the development of a number of products included in the Company's new SEARCH'97 product line.

6. COGNISOFT MERGER

     On January 10, 1997, the Company entered into an Agreement and Plan of Reorganization and Merger with Cognisoft Corporation (Cognisoft) providing for the Company's purchase of Cognisoft for $10 million in cash. Cognisoft, a startup company located in Bellevue, Washington, is currently developing an Intranet application that enables corporations to "push" information to users from multiple data sources. The Company accounted for the merger using the purchase method of accounting and the results of operations of Cognisoft have been included with those of the Company since January 13, 1997, the date the acquisition was consummated. Approximately $10 million of the purchase price was allocated to purchased research and development related to products for which technological feasibility had not been established and for which there was no alternative future use.

     Summarized below are the unaudited pro forma results of operations of the Company as though Cognisoft had been acquired at the beginning of fiscal 1996.

                                Year Ended       Nine Months Ended
                               May 31, 1996      February 28, 1997
                               ------------      -----------------
                            (in thousands, except per share amounts)
        Revenue                   $ 30,718         $ 31,531
        Net loss                  $   (383)        $(12,597)
        Net loss per share        $  (0.13)        $  (1.17)

     The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of fiscal 1996 or of future results of operations of the combined companies.

7. SUBSEQUENT EVENT

     On March 17, 1997, the Company's Board of Directors approved a plan whereby each employee holding options to purchase the Company's common stock were given a choice to either retain his or her current options or to cancel and exchange such options for new options to purchase four (4) shares of Common Stock for each five (5) shares subject to the cancelled options. The exercise price per share for the new options was set equal to the fair market price on March 17, 1997.

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

     The Company's ongoing implementation of this strategy has involved several significant actions. During recent years, the Company has reduced significantly its average unit license fees. Also, during this period, the Company has devoted significant resources to modify and enhance its core technology to support a broader set of search and retrieval solutions for use on desktop and enterprise-wide systems, and over the Internet. Key engineering efforts in this regard have included the continued enhancement of the functionality of the Company's Topic search engine and the modification of the Topic software to facilitate its incorporation in third parties' information management, publishing and groupware software applications. More recently, the Company's engineering efforts have focused on the development of new applications of Topic software for use with CD-ROM, online services and the Internet, together with the Company's new SEARCH'97 product line. The Company's technology is deployed within the Company's own suite of applications, and also as an embedded feature within broadly distributed third-party software applications, such as Lotus Notes, Adobe Acrobat, Frame FrameViewer and Documentum Server and WorkSpace. The Company has also licensed its technology to prominent providers of Internet products and online services, including Netscape Communications, NetManage, Quarterdeck, AT&T WorldNet Services, and MCI's Delphi Internet, together with Internet publishers, including Cisco Systems, Tandem Computer, Compaq Computer and the Financial Times.

     In connection with its new strategy, the Company has also replaced the majority of its work force and substantially reorganized all of the departments within the Company. While experiencing significant turnover, the Company increased the number of research and development personnel from 29 at the beginning of fiscal 1994 to 89 at February 28, 1997. Given its reduced focus on offering custom solutions, the Company was able to decrease the number of personnel involved in its relatively low-margin consulting business from 29 at the beginning of fiscal 1994 to 17 at February 28, 1997.

     Since inception, the Company has incurred significant losses and substantial negative cash flow. Due in part to the transition, the Company experienced declining revenues and increased net losses in fiscal years 1993 through 1995. At February 28, 1997, the Company had cumulative operating losses of $35.8 million, with net losses of $5.8 million, $313,000 and $11.9 million for fiscal 1995, fiscal 1996 and the nine months ended February 28, 1997, respectively. For the three months ended February 28, 1997, total revenues increased 39% over the corresponding fiscal 1996 period, primarily as a result of a 42% increase in software product revenues. Operating expenses for the three months ended February 28, 1997 increased over the prior three months as a percentage of revenues, due primarily to the in-process research and development expenses incurred as a result of the acquisition of Cognisoft Corporation and, with respect to research and development expense, less capitalization of software development costs. Research and development expenses were $4.1 million, or 36% of revenues, compared with $2.2 million, or 27% of revenues, for the same period last year. For the Company's previous quarter ended November 30, 1996, research and development expenses were $3.3 million or 28% of revenues. While it is the Company's goal to increase revenues and generate net income in future periods, no assurance can be given that the Company's revenues will increase from quarter to quarter in future periods, or that the Company will achieve positive cash flow or profitability.

     In January 1997, the Company acquired Cognisoft Corporation, a startup company located in Bellevue, Washington, which is currently developing an Intranet application that enables corporations to "push" information to users from multiple data sources. As a result of the acquisition, the Company incurred a one-time charge against earnings of approximately $10 million during the quarter ended February 28, 1997, which related to the amount of the purchase price that was allocated to research and development on products that had not reached technological feasibility and for which there was no alternative future use. These costs represented 90.2% and 31.8% of total revenues for the three months and nine months ended February 28, 1997, respectively.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

                                            THREE MONTHS            NINE MONTHS
                                                ENDED                  ENDED
                                         FEB. 29     FEB. 28    FEB. 29    FEB. 28
                                          1996        1997       1996       1997
Revenues:
  Software products .................     80.5%       82.5%      78.1%      82.9%
  Service and other .................     19.5        17.5       21.9       17.1
                                         -----      ------      -----      -----
          Total revenues ............    100.0       100.0      100.0      100.0
                                         -----      ------      -----      -----
Costs of revenues:
  Software products .................      9.0         5.3        6.6        7.0
  Service and other .................      8.5         8.3        9.7        8.8
                                         -----      ------      -----      -----
          Total costs of revenues ...     17.5        13.5       16.3       15.8
                                         -----      ------      -----      -----
Gross profit
Operating expenses: .................     82.5        86.5       83.7       84.2
                                         -----      ------      -----      -----
  Research and development ..........     27.0        36.4       28.8       34.4
  In-process research and development       --        90.2         --       31.8
  Marketing and sales ...............     48.5        49.1       48.1       49.0
  General and administrative ........     11.0        10.8       12.1       11.3
                                         -----      ------      -----      -----
          Total operating expenses ..     86.5       186.5       89.0      126.4
                                         -----      ------      -----      -----
  Loss from operations ..............     (4.0)     (100.0)      (5.3)     (42.2)
  Interest and other expenses .......      5.4         2.7        2.1        4.5
                                         -----      ------      -----      -----
  Net income (loss) .................      1.4%      (97.3)%     (3.2)%    (37.7)%
                                         =====      ======      =====      =====

     REVENUES

     Total revenues increased 52.3% from $20.7 million for the nine months ended February 29, 1996 to $31.5 million for the nine months ended February 28, 1997. Total revenues increased 39% from $8.0 million for the three months ended February 29, 1996 to $11.1 million for the three months ended February 28, 1997. Total revenues for the comparable nine months period increased primarily due to increased revenues from licensing of Internet/publishing products and tools. Software product revenues increased as a percentage of total revenues from 78.1% and 80.5% for the nine months and three months ended February 29, 1996 respectively, to 82.9% and 82.5%, respectively, for the comparable periods in fiscal 1997. Conversely, service and other revenues declined as a percentage of total revenues from 21.9% and 19.5% for the nine months and three months ended February 29, 1996, respectively, to 17.1% and 17.5%, respectively, for the comparable periods in fiscal 1997.

     Software product revenues. Software product revenues increased 61.8% from $16.2 million for the nine months ended February 29, 1996 to $26.1 million for the nine months ended February 28, 1997. The increase for the nine months ended February 28, 1997 over the nine months ended February 29, 1996 was due principally to increased revenues from licensing of Internet/publishing products and tools. Software product revenues increased 42.5% from $6.4 million for the three months ended February 29, 1996 to $9.2 million for the three months ended February 28, 1997. The increase for the three months ended February 28, 1997 over the three months ended February 28, 1996 was due principally to increased revenues from licensing of enterprise products and, to a lesser extent, Internet/publishing products and tools.

     Service and other revenues. Service and other revenues increased 18.8% from $4.5 million for the nine months ended February 29, 1996 to $5.4 million for the nine months ended February 28, 1997. Service and other revenues increased 24.7% from $1.6 million for the three months ended February 29, 1996 to $1.9 million for the three months ended February 28, 1997. Maintenance revenues increased significantly between the comparable periods, but these increases were partially offset by reduced training revenues.

     Revenues from foreign operations accounted for 7.8% and 4.3% of total revenues, respectively, for the nine months ended February 29, 1996 and February 28, 1997, with European operations alone accounting for 6.6% and 4.3% of total revenues for those periods. For the nine months ended February 29, 1996 and February 28, 1997, export sales accounted for 21.6% and 22.2% of total revenues, respectively. Revenue from foreign operations accounted for 6.1% and 4.4%, respectively, for the three months ended February 29, 1996 and February 28, 1997, with European operations alone accounting for 5.5% and 4.4% of total revenues for those periods. For the three months ended February 29, 1996 and February 28, 1997, export sales accounted for 22.8% and 21.9% of total revenues, respectively. The decreases in revenues from foreign operations as a percentage of revenues resulted primarily from decreased rest of world revenues and increased domestic revenues. The Company expects that revenues derived from foreign operations and export sales will continue to vary in future periods as a percentage of total revenues.

     No single customer accounted for more than 10% of the Company's revenues for the nine months and three months ended February 29, 1996. For the nine months ended February 28, 1997, licensing and maintenance of software products to Cisco Systems, Inc. accounted for approximately 12.6% of the Company's revenues. For the three months ended February 28, 1997, licensing and maintenance of software products to Southwestern Bell Telephone accounted for approximately 13.4% of the Company's revenues. Revenues derived from sales to the federal government and its agencies were 11.8% and 7.1% of the Company's revenues for the nine months ended February 29, 1996 and February 28, 1997, respectively and 8.5% and 6.3% of the Company's revenues for the three months ended February 29, 1996 and February 28, 1997, respectively. The Company expects that revenues from such government sales will continue to vary in future periods as a percentage of revenues.

     COSTS OF REVENUES

     Costs of software products. Costs of software products increased 60.9% from $1.4 million for the nine months ended February 29, 1996 to $2.2 million for the nine months ended February 28, 1997 representing 8.5% and 8.4%, respectively, of software product revenues. The increase in absolute dollars was principally related to the higher level of software product sales compared to the prior year's period. Costs of software products decreased 18.5% from $718,000 for the three months ended February 29, 1996 to $585,000 for the three months ended February 28, 1997 representing 11.1% and 6.4%, respectively, of the software product revenues. The decrease in absolute dollars and in costs as a percentage of software product sales was primarily related to decreased sales of licensed software relating to third party software components included in certain products during the period ended February 28, 1997.

     Costs of service and other. Costs of service and other revenues increased 37.6% from $2.0 million for the nine months ended February 29, 1996 to $2.8 million for the nine months ended February 28, 1997, representing 44.3% and 51.4%, respectively, of service and other revenues. Costs of service and other revenues increased 35.2% from $679,000 for the three months ended February 29, 1996 to $918,000 for the three months ended February 28, 1997, representing 43.6% and 47.3%, respectively, of service and other revenues. The increase in absolute dollars was primarily related to the higher level of service revenues compared to the prior year's period. The increase in costs as a percentage of service and other revenues was due principally to increases in technical support and consulting personnel.

     OPERATING EXPENSES

     Research and development. Research and development expenses increased 82.0% from $6.0 million for the nine months ended February 29, 1996 to $10.8 million for the nine months ended February 28, 1997, representing 28.8% and 34.4%, respectively, of total revenues. Research and development expenses increased 87.2% from $2.2 million for the three months ended February 29, 1996 to $4.1 million for the three months ended February 28, 1997, representing 27.0% and 36.4%, respectively, of total revenues. The increase in these costs was primarily due to a significant increase in headcount of research and development personnel focused on development of products addressing online, Internet/publishing, CD-ROM, and groupware applications. In particular, in the nine months ended February 28, 1997, the Company incurred increased staffing expense relating principally to product development in connection with the introduction of its new SEARCH'97 product line. The Company believes that research and development expenses will increase in the future primarily due to the expansion of the Company's product line as a result of the acquisition of Cognisoft and other anticipated product development efforts. Future research and development expenses may vary as a percentage of total revenues.

     In-process research and development. In January 1997, the Company acquired Cognisoft Corporation, a startup company located in Bellevue, Washington, which is currently developing an Intranet application that enables corporations to "push" information to users from multiple data sources. As a result of the acquisition, the Company incurred a one-time charge against earnings of approximately $10 million during the quarter ended February 28, 1997, which related to the amount of the purchase price that was allocated to research and development on products that had not reached technological feasibility and for which there was no alternative future use. These costs represented 90.2% and 31.8% of total revenues for the three months and nine months ended February 28, 1997, respectively.

     Marketing and sales. Marketing and sales expenses increased 55.3% from $10.0 million for the nine months ended February 29, 1996 to $15.5 million for the nine months ended February 28, 1997, representing 48.1% and 49.0%, respectively, of total revenues. Marketing and sales expenses increased 40.9% from $3.9 million in the three months ended February 29, 1996 to $ 5.5 million for the three months ended February 28, 1997, representing 48.5% and 49.1%, respectively, of total revenues. The increase in these costs was primarily related to the Company's expansion of its marketing and sales organization in the United States and Europe and promotional costs associated with the launch of the SEARCH'97 product line. The Company anticipates it will continue to make significant investments in marketing and sales.

     General and administrative. General and administrative expenses increased 41.6% from $2.5 million in the nine months ended February 29, 1996 to $3.5 million for the nine months ended February 28, 1997, representing 12.1% and 11.3%, respectively, of total revenues. General and administrative expenses increased 35.8% from $881,000 in the three months ended February 29, 1996 to $1.2 million for the three months ended February 28, 1997, representing 11.0% and 10.8%, respectively, of total revenues. The increase in these costs was primarily due to increases in personnel and professional service fees required to support the Company's expanded operations relative to the prior year's periods.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through proceeds of approximately $23.6 million from private sales of Preferred Stock, proceeds from its initial public offering and secondary public offering of Common Stock and, to a lesser extent, bank credit lines and capital operating leases. The Company completed its initial public offering of Common Stock in October 1995 and realized net proceeds of $32.5 million. In January 1996, the Company completed its secondary public offering of Common Stock, which generated net proceeds of $16.5 million. The Company has used a portion of those proceeds to repay borrowings under its line of credit in the amount of $1.6 million. As of February 28, 1997, the Company had $33.1 million in cash and cash equivalents and available-for-sale securities.

     The Company's operating activities generated cash of $72,000 and $1.4 million for the nine months ended February 29, 1996 and February 28, 1997. In the nine months ended February 29, 1996, increases in accounts receivable were offset by an increase in accrued compensation and other accrued liabilities. For the nine months ended February 28, 1997, cash generated in operations consisted primarily of the write-off of in-process research and development and depreciation and amortization expense. These activities were largely offset by the Company's net loss for the period.

     The Company's investing activities used cash of $46.4 million and $3.2 million for the nine months ended February 29, 1996 and February 28, 1997, respectively. For the nine months ended February 29, 1996, cash used in investing activities consisted primarily of purchases of marketable securities with its proceeds from the sale of Common Stock. For the nine months ended February 28, 1997, cash used in investing activities consisted primarily of proceeds from the sale and maturity of marketable securities and the acquisition of Cognisoft Corporation less purchases of marketable securities and property and equipment.

     Cash provided by financing activities was $51.4 million and $1.1 million for the nine months ended February 29, 1996 and February 28, 1997, respectively. In the nine months ended February 29, 1996, financing activities consisted primarily of proceeds from the Company's initial public offering and secondary offering of Common Stock, and, to a lesser extent, the sale of Preferred Stock. In the nine months ended February 28, 1997, financing activities consisted primarily of the sale of Common Stock in connection with the Company's Employee Stock Purchase Plan .

     At February 28, 1997, the Company's principal sources of liquidity were its cash, cash equivalents, and short-term investments of $22.9 million. The Company has available an unsecured $7,500,000 line of credit under an agreement with a bank which expires on September 30, 1997. Borrowings under the line of credit bear interest at the lender's prime rate. The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval. At February 28, 1997, the Company had no outstanding borrowings under the line of credit.

     Capital expenditures, including capital leases, were approximately $1.4 million and $6.9 million for the nine months ended February 29, 1996 and February 28, 1997, respectively. For the nine months ended February 29, 1996, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software. In the nine months ended February 28, 1997, these expenditures consisted primarily of leasehold improvements and capital equipment related to the Company's relocation to a new facility.

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

     History of Losses; Strategic Realignment. Since inception, the Company has incurred significant losses and substantial negative cash flow. In the nine months ended February 28, 1997, the Company had a net loss of approximately $11.9 million, and an operating loss of approximately $13.3 million. The Company was founded in 1988, and historically derived the substantial majority of its revenues from the licensing of high-priced, custom search and retrieval applications for use almost entirely by large organizations and government agencies. During these years, the Company also generated a substantial portion of its revenues by providing the consulting services required to support these products. In early fiscal 1994, the Company shifted its strategy to focus increasingly on more versatile, lower-priced software applications which require less specialized consulting. To achieve revenue growth, the Company must, among other things, increase market acceptance of the Company's technology, achieve significantly increased sales levels, respond effectively to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company's strategy will be successful or that the Company will experience increased revenues or become profitable or cash flow positive at any time in the future.

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

     In connection with its strategy, the Company has also replaced the majority of its work force and substantially reorganized all of the departments within the Company. While experiencing substantial turnover, the Company increased the number of research and development personnel from 29 at the beginning of fiscal 1994 to 89 at February 28, 1997. During the same period, the Company decreased the number of consulting personnel from 29 at the beginning of fiscal 1994 to 17 at February 28, 1997. Continuity of personnel can be an important factor in the successful completion of the Company's development projects, and ongoing turnover in the Company's research and development personnel could materially and adversely impact the Company's development and marketing efforts. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. If Company management is unable to effectively manage its planned transition or any subsequent growth, identify opportunities in a timely fashion, and evaluate and manage the Company's business and competitive position, then its results of operations and financial condition will be materially and adversely affected.

     Fluctuations in Operating Results. The Company's quarterly operating results have varied and are expected to vary significantly in the future. These fluctuations may be caused by many factors, including, among others, the size and timing of individual orders; customer order deferrals in anticipation of new products; changes in the budgets or purchasing patterns of government agencies; timing of introduction or enhancement of products by the Company or its competitors; market acceptance of new products; technological changes in search and retrieval, database, networking, or communications technology; competitive pricing pressures; changes in the Company's operating expenses; personnel changes; foreign currency exchange rates; mix of products sold; quality control of products sold; and general economic conditions.

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

     Dependence on International Operations. In fiscal 1995, fiscal 1996 and the nine months ended February 28, 1997, revenues derived from foreign operations accounted for approximately 14.3%, 6.6% and 4.3% of the Company's total revenues, respectively, with European operations alone accounting for 11.9%, 5.6% and 4.3% of revenues for these periods. The Company's export sales accounted for 24.1%, 19.1% and 22.2% of revenues in fiscal 1995, fiscal 1996, and the nine months ended February 28, 1997, respectively. Accordingly, on a combined basis, foreign operations and export sales accounted for approximately 38.4%, 25.7% and 26.5% of revenues in fiscal 1995, fiscal 1996 and the nine months ended February 28, 1997, respectively. The Company expects that revenues derived from foreign operations and export sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future; however, these revenues may fluctuate significantly as a percentage of revenues from period to period. Certain of these revenues have been derived from sales to foreign government agencies which may be subject to risks similar to those described below.

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

     Dependence on United States Government and the Risk of Contract Termination. Agencies of the United States government have accounted for a significant portion of the Company's revenues. Specifically, these agencies accounted for approximately 25.5%, 10.5% and 7.1% of revenues in fiscal 1995, fiscal 1996 and the nine months ended February 28, 1997, respectively. Sales to government agencies declined as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of the Company's products to re-evaluate their needs. Such budget reductions are expected to continue over at least the next several years. Future reductions in United States spending on information technologies could have a material adverse effect on the Company's operating results.

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

         Not Applicable.

Item 3:  Defaults upon Senior Securities:

         Not Applicable.

Item 4:  Submission of Matters to a Vote of Security Holders:

         Not Applicable.

         On January 27, 1997, the Company filed a Form 8-K with the Securities and Exchange Commission relating to the Company's acquisition of Cognisoft Corporation. See Note 6 to Notes to Condensed Consolidated Financial Statements.

Item 5:  Other Information:

         Not Applicable.

Item 6:  Exhibits and Reports on Form 8-K:

         A.   Exhibits - - See Exhibit Index
         B.   Form 8-K

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VERITY, INC.

                                     By: /s/  DONALD C. MCCAULEY
                                        ----------------------------------------
                                        Donald C. McCauley
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)


Dated: April 14, 1997

                                  EXHIBIT INDEX

 EXHIBIT                                                                                                                  SEQUENTIAL
  NUMBER                                       DESCRIPTION OF DOCUMENT                                                     PAGE NO.
 -------                                       -----------------------                                                    ----------
    2.1       Form of Agreement and Plan of Merger between Verity, Inc., a California corporation, and Verity
              Delaware Corporation, a Delaware corporation, filed September 22, 1995.(1)
    3.1       Certificate of Incorporation of the Company. (1)
    3.2       By-Laws. (1)
    3.3       Certificate of  Retirement of Series of Preferred Stock.(7)
    3.4       Certificate of Designation, Preferences and Rights of Series A Preferred Stock.(7)
    4.1       Amended and Restated Rights Agreement dated August 1, 1995, as amended. (1)
    4.2       Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated
              September 18, 1996.(6)
   10.1       Form of Indemnification Agreement for directors and officers. (1)
   10.2       Amended and Restated 1995 Stock Option Plan and forms of agreements thereunder.(7)
   10.3       1995 Employee Stock Purchase Plan.(1),(4)
   10.4       1995 Outside Directors Stock Option Plan and forms of agreement thereunder. (1),(4)
   10.5       Employment Agreement between Philippe F. Courtot and the Company dated July 15, 1993, together with related Amended and Restated Stock Purchase Agreement dated as of June 1, 1995.
              (1),(4)
   10.6       Security and Loan Agreement between Imperial Bank and the Company dated April 7, 1994, as amended.(2)
   10.7       Series G Preferred Stock Purchase Agreement dated August 29, 1994. (2)
   10.8       Series H Preferred Stock Purchase Agreement dated August 1, 1995. (2)
   10.9       Sublease Agreement between Booz-Allen & Hamilton, Inc. and the Company dated April 1,
              1988, as amended. (1)
   10.10      Lease Agreement between The Trustees of the Roman Catholic Church of the Archdiocese of
              Canberra and Goulburn and the Company dated July 1, 1993 (Australia). (1)
   10.11      Lease Agreement between Peel Investments (North) Limited and the Company dated 1994 (England). (1)
   10.12      Lease Agreement between Le Centre D'Affaires Perinord and the Company dated November 26,
              1992 (France). (1)
   10.13      Lease Agreement between Oskam Vastgoed De Meern B.V. and the Company dated September 1,
              1990 (The Netherlands). (1)
   10.14      OEM Software Development and Run Time License Agreement between Adobe Systems, Inc. and the
              Company dated July 29, 1994, as amended.(1),(5)
   10.15      License Agreement between Frame Technology Corporation and the Company dated May 29, 1992. (1),(5)
   10.16      OEM Development and License Agreement between the Company and Delphi Internet Services
              Corporation dated as of August 23, 1995. (1),(5)
   10.18      Lease Agreement between Ross Drive Investors and the Company dated January 22, 1996.(3)
   11.1       Statement of computation of net income and loss per share.                                                       20
   27.1       Financial Data Schedule                                                                                          21


----------
(1) Incorporated by reference from the exhibits with corresponding numbers from the Company's Registration Statement (No. 33-96228), declared effective on October 5, 1995.

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