Form 10-K405
period 1997-05-31
VERITY INC \DE\
filed 1997-08-27
CIK 949956

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1997

                         COMMISSION FILE NUMBER 0-26880
                            ------------------------

                                  VERITY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     77-0182779
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                894 ROSS DRIVE
            SUNNYVALE, CALIFORNIA                                 94089
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 541-1500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on July 31, 1997, as reported on Nasdaq National Market was approximately $49,120,000. Shares of Common Stock held by each executive officer and director and by each person who owned 5% or more of the outstanding Common Stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's $0.001 par value Common Stock outstanding on July 31, 1997, was 11,039,000.

     Part III incorporates by reference from the definitive proxy statement for the registrant's 1997 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.
================================================================================

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
Part I................................................................................    1
  Item 1. Business....................................................................    1
  Item 2. Properties..................................................................   11
  Item 3. Legal Proceedings...........................................................   11
  Item 4. Submission of Matters to a Vote of Securities Holders.......................   12
Part II...............................................................................   13
  Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters....   13
  Item 6. Selected Consolidated Financial Data........................................   14
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of
          Operations..................................................................   15
  Item 8. Financial Statements and Supplementary Data.................................   29
  Item 9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.......................................................   29
Part III..............................................................................   30
  Item 10. Directors and Executive Officers of the Registrant.........................   30
  Item 11. Executive Compensation.....................................................   30
  Item 12. Security Ownership of Certain Beneficial Owners and Management.............   30
  Item 13. Certain Relationships and Related Transactions.............................   30
Part IV...............................................................................   31
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........   31

                                     PART I

     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in this Part I and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II below, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

     Verity develops, markets and supports software tools and applications that enable individuals, enterprises and publishers to intelligently search, filter and disseminate textual information residing on enterprise networks, online services, the Internet, CD-ROM, view and other electronic media. The Company believes that growth in the volume and variety of available information has made it increasingly important for individuals, businesses, government agencies and information publishers to be able to search, filter, view and disseminate information according to their particular criteria. The Company's SEARCH'97 family of products is designed to address these needs by providing rapid and timely search, retrieval and categorization of archived textual information, as well as real-time monitoring and filtering of information selected from dynamic text files. Users are able to conduct personalized searches across Verity-indexed information stored within multiple sources and formats. Verity's SEARCH'97 technology has been deployed within the Company's own suite of applications, and also as an embedded feature within broadly distributed third-party software applications, including Lotus Notes and Netscape SuiteSpot server products. Verity has extended its product line to address the requirements of Internet users, and has licensed its technology to prominent providers of Internet products and online services, including AT&T WorldNet Services, Netscape Communications, NetManage, Quarterdeck and MCI's Delphi Internet, together with Internet publishers, including Cisco Systems, Compaq Computer, the Financial Times and Tandem Computer. Verity's software has been licensed to over 1,000 corporations, government agencies, software developers, online service providers and Internet publishers. With its recent acquisition of the KeyView product line in May 1997, the Company has extended its product suite to include advanced document viewer and filtering software.

     Verity was incorporated in California in March 1988 and reincorporated in Delaware in September 1995. The Company's principal executive offices are located at 894 Ross Avenue, Sunnyvale, CA 94089, and the telephone number at that address is (408) 541-1500. Verity's home page on the Web can be located at http://www.verity.com.

INDUSTRY BACKGROUND

     In recent years, significant advances in computer-based technologies have enabled users to gain access to an unprecedented amount and breadth of information. The increased power and decreased cost of personal computers and workstations, together with the proliferation of networked computing environments and improvements in document authoring software, have dramatically improved a user's ability to electronically produce, publish, store, analyze and rapidly process significant amounts of information. Within large business enterprises, users commonly communicate with each other through e-mail and share and gain access to various information resources through local area networks
(LANs), wide area networks (WANs) and the Internet.

     A substantial amount of the available electronic information both within the enterprise and on the Internet is "unstructured" textual information. Currently, such information is created and stored electronically in a variety of different formats, including Adobe's Portable Document Format ("PDF"), Microsoft Word, Novell's WordPerfect, Standard Generalized Mark-up Language ("SGML"), Hypertext Mark-up Language ("HTML") or even ASCII. In addition, the physical location or source of unstructured information varies widely, including CD-ROM, Lotus Notes databases, and dynamic information sources such as e-mail, changing text files or newswire feeds.

     Historically, there have not been generally available integrated solutions to efficiently search, filter and assimilate the now vast amounts and varieties of unstructured textual information. This has been due in part to technical challenges associated with interpreting unstructured information in its native format. Thus, users desiring access to information residing in a variety of formats and located within multiple sources typically have been required either to export and re-index native documents into a single format comprehensible by their text search and retrieval application, or to conduct duplicate queries with multiple search and retrieval applications.

     Most search and retrieval software applications operate by conducting searches for information based upon the particular criteria or "query" specified by the user. However, the query technology historically employed by most applications has been relatively limited in its ability to generate precise results. Simple search solutions have lacked the capacity to express the user's interests and preferences with any significant degree of precision, and more intricate searches have been difficult and time-consuming to construct and modify.

     Information consumers increasingly wish to conduct broad "horizontal" searches over vast amounts of information stored in diverse formats and located within disparate sources. They also seek to easily define sophisticated queries that effectively narrow search results to meet their personal needs. Users want to be able to re-use and refine their queries, and to supplement retrospective searches with the capacity to watch dynamic text files and filter out relevant information while performing other tasks. The needs of information consumers are shared by information publishers, who also wish to deliver relevant information to targeted audience segments within a broad base of users, and to present information in an organized, useful format.

THE VERITY SOLUTION

     Verity's SEARCH'97 tools and applications enable individuals, enterprises and publishers to intelligently search, filter and disseminate unstructured textual information. The Company has deployed its technology in a variety of product offerings, both on a stand-alone basis and as part of third-party applications, to meet the diverse requirements of businesses, government agencies and information publishers. The Company's SEARCH'97 technology employs multiple search techniques to locate Verity-indexed textual information stored in a variety of formats. Certain of the Company's products also utilize SEARCH'97 technology to permit search within multiple sources, such as an Adobe Acrobat database and a database of word processing documents, from the same user interface. The Company's products organize and rank the relevance of selected information, thereby enabling users to filter and evaluate information personalized to their specific needs and interests. The SEARCH'97 products enable users to both interactively query and browse for specific information, and also to deploy software agents to continuously monitor dynamic information streams and automatically notify users of new and relevant information responsive to their specific requests.

     The Company originally developed its core technology for use by large government agencies, such as the Central Intelligence Agency and the National Security Agency, to perform complex, customized search and retrieval applications. In the past several years, Verity has enhanced and expanded the Company's family of products and now offers or has under development a number of products designed to address the markets for enterprise, CD-ROM, online and Internet dissemination of electronic information.

     Corporate Intranet. The Company markets an integrated client/server solution to enterprises such as corporations and government agencies for searching, retrieving and filtering enterprise textual information residing in a variety of word processing and publishing document formats and residing within database management systems, as well as intranet servers deployed within the enterprise.

     Development Tools. The Company offers development toolkits that allow software developers to embed the Company's search-and-retrieval engine and agent technology within their products.

     Internet/Publishing. The Company's Internet products are designed to supplement the hypertext capabilities of standard Web servers to provide Internet publishers with an integrated solution enabling navigating and searching for the publishers' information. The Company offers an integrated solution for CD-ROM publishers which is designed to provide, from a single Web browser interface, capability for searching over both local CD-ROM and updated Verity-indexed information located on a Web server.

     Online. The Company has developed products, primarily for online information publishers and corporate end users, designed to offer personalized information filtering of dynamic document files and "live" newsfeeds. These products are designed to be scalable to support the high data and user volumes associated with large online services.

     Groupware. The Company offers an add-on product for the Microsoft Exchange Server which provides users with advanced searching and filtering capabilities across data residing both inside the Microsoft Exchange Server environment and within other Verity-indexed repositories in the enterprise. The Company also has under development an add-on connector product which is designed to provide users with advanced searching across data residing within Lotus Notes databases.

PRODUCTS

     The Company's products include the following:

  Enterprise Search:

     SEARCH'97 Information Server. SEARCH'97 Information Server enables administrators to organize, build and centrally maintain Verity collections -- indices of documents stored on Web and file servers. One-button domain indexing can turn an existing Web site or file system into a searchable Verity collection. Based on Verity's Topic(R) knowledge framework, SEARCH'97 Information Server is designed to enable users to construct rich queries or to select queries from corporate query libraries.

     SEARCH'97 Verity Spider. Verity's Intranet Spider extends the reach of SEARCH'97 by enabling users to index multiple domains and by providing administrators with extensive control over what is indexed. Combined with SEARCH'97 Information Server, the Verity Intranet Spider makes both intranet and Internet site content more accessible.

     SEARCH'97 Information Server for Microsoft Exchange. Information Server for Microsoft(R) Exchange is an enterprise search and indexing server that enables administrators to organize, build and centrally manage indices of Exchange Public Folders.

  Enterprise Information Dissemination and Knowledge Management:

     SEARCH'97 Agent Server. Verity recently announced SEARCH'97 Agent Server, a companion product to SEARCH'97 Information Server, which enables corporate information dissemination. It is designed to enable proactive searching, filtering, categorization and delivery of personalized information across the Internet or corporate intranet to users and workgroups. New information matching users' interest profiles can be delivered automatically according to administrator or user-specified delivery options, including email and personal web pages. Agent Server includes extensive customization capabilities for the creation of special delivery services and products. Agent Server also provides cross-platform administrative tools. The combination of SEARCH'97 Agent Server and SEARCH'97 Information Server is designed to provide a customizable, cross-platform knowledge management solution.

     IntelliServ. Verity also recently announced the commercial availability of IntelliServ, an easy-to-use and easy-to-administer knowledge management solution which integrates tightly with Microsoft Windows NT Server. IntelliServ is designed to provide indexing, searching and information dissemination in addition to maintaining Verity collections and user interest profiles -- all in one product. Because IntelliServ is capable of accessing Verity collections created by other Verity-based applications, it is a standalone product and does not require companion tools such as SEARCH'97 Information Server. Information delivery options include email, Web pages, stock ticker displays and pager notification. Users and workgroups can also specify modes and frequency of information delivery.

  Customization Tools:

     SEARCH'97 Developer's Kit. SEARCH'97 Developer's Kit provides an application programmer interface (API) to Verity's core search engine. The SEARCH'97 Developer's Kit enables organizations to embed Verity's high performance search and retrieval capabilities within their own custom or commercial applications, products and services.

     SEARCH'97 Agent Server Toolkit. SEARCH'97 Agent Server Toolkit is designed to enable developers to build custom information dissemination applications using the capabilities of Agent Server.

     SEARCH'97 Information Connectors. Verity develops and markets connectors for popular information sources, including Microsoft Exchange. A connector for Lotus Notes is currently under development.

  Personal Desktop Products:

     SEARCH'97 Personal. The recipient of PC Computing's 4-star award, SEARCH'97 Personal, is designed to provide for the desktop what Information Server provides for the enterprise. SEARCH'97 Personal indexes local desktop computing-based information, including email, HTML Web pages, and personal productivity documents. SEARCH'97 Personal also is designed to operate as a "universal" search client, enabling users to query networked resources, including Information Server collections.

     SEARCH'97 CD-Web Publisher. SEARCH'97 CD-Web Publisher is a hybrid CD/Web static and dynamic information publishing system. CD-Web Publisher is designed to permit publishing the contents of a website on CD-ROM while maintaining links to the online elements of Web sites that change frequently. CD-Web Publisher is designed for high-volume information publishers, customer service organizations, and others who need to use Web-based information off-line. CD-Web Publisher includes Verity's standard search capabilities.

     SEARCH'97 Personal for Microsoft Exchange. SEARCH'97 Personal for Microsoft Exchange allows users to organize their personal email and local hard disk-based information and their personal and public Exchange folders from within their Microsoft Exchange client.

  KeyView, KeyView Pro and KeyView Developer:

     Recently acquired from FTP Software, the KeyView product family enables users to filter and view documents residing in hundreds of application formats. Verity is currently engaged in the integration of KeyView technology into the SEARCH'97 architecture, and intends that KeyView viewers and filters will continue to be available as stand-alone, commercial products. KeyView provides full filtering, viewing and HTML rendering of documents. KeyView Pro adds security and encryption. The KeyView Developer Kit is designed to allow ISVs to embed KeyView functionality within their own applications.

SERVICES

     The Company makes available extensive technical support and training services for its customers, and also provides consulting services designed to assist its customers in utilizing Verity software to develop custom search and retrieval applications. As of May 31, 1997, the Company employed 19 people in its technical support organization, 20 people in its consulting group, and 1 person focused on developing and coordinating training services.

     Technical Support and Maintenance. The Company provides post-sale customer support directly through its own technical support engineers, who handle support calls by telephone and email. The Company offers annual maintenance contracts to its customers which entitle them to full telephone support service, software updates and bug fixes. The Company also provides its customers access to technical support services by electronic mail and over a bulletin board system.

     Consulting. The Company offers consulting services to its enterprise customers, OEMs, VARs and SIs to assist them in designing and deploying SEARCH'97 applications tailored to meet their particular information search and retrieval needs. Consulting services have typically been offered on a time and materials basis. The Company has significantly streamlined the API for its search engine to reduce the need for specialized consulting services in connection with the incorporation by OEMs and other third parties of the Company's search technology. However, in fiscal 1997, the Company increased headcount in the consulting group in order to accommodate its expanded operations, and fiscal 1997 consulting revenues increased over fiscal 1996 consulting revenues.

     Training. The Company provides training services at its own training facilities located in Sunnyvale, California, as well as at the facilities of its enterprise customers, VARs and SIs worldwide. The Company also provides training through certain authorized third parties. Verity has developed an extensive set of courses and materials for presentation by its professional instructors. The Company believes its high quality training helps assure increased customer satisfaction while enhancing the Company's ability to make additional sales to its existing customer base. Customers typically pay for training services on a course or fee basis.

CUSTOMERS

     Verity's software has been licensed directly to approximately 1,000 corporations, government agencies, software developers, online service providers and Internet publishers.

     Through fiscal 1995, the substantial majority of the Company's revenues were derived from the licensing of applications for use by large corporations and government agencies. Since early fiscal 1994, Verity has pursued a strategy to focus on providing more versatile, lower-priced software applications which address a broader set of information media and platforms. The tools, online and Internet markets are rapidly evolving and are characterized by an increasing number of market entrants who have introduced or developed products and services for search and retrieval over private and public networks, online services and the Internet. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. There can be no assurance that the use of intelligent information retrieval and filtering technologies will become widespread in these or any markets, or that the Company's products or technologies will achieve market acceptance.

SALES AND MARKETING

     The Company's goal is to make its software a de facto standard and the most popular means to search, filter, view and disseminate information on the desktop, within the enterprise, and beyond the enterprise on the Internet and online services. Verity seeks to tailor its marketing and sales efforts to most effectively reach customers in each of these market segments. The Company pursues opportunities within large organizations and government agencies through the combined efforts of the Company's direct sales and telesales forces. The Company's products and tools are sold indirectly through a network of VARs, SIs and OEMs.

     Direct Sales. Members of the Company's direct sales force are trained to assist enterprise customers to acquire and utilize the Company's suite of tools and products to integrate information residing within the organization over a variety of sources such as word processing documents, relational database document repositories and Internet servers. The Company's direct sales force also targets online service providers and publishers of information stored on both CD-ROM and the Internet. The Company maintains direct sales offices or personnel in a number of cities across the United States, including Atlanta, Sunnyvale, Chicago, Boston, New York and Washington, D.C. European direct sales operations are located in London, Utrecht, Frankfurt and Paris. Additional information regarding foreign sales and operations is available in Note 13 of Notes to Financial Statements.

     Telesales. The Company began a telesales operation in 1995 which was initially focused on selling the Company's Internet products. The telesales organization uses the Company's search technology to create and host an Internet-based Verity database which demonstrates the Verity search engine operating on data found within the prospective customer's public Web site. The prospect can use the demonstration system for up to two weeks, and can then elect to purchase the product. Although the telesales operation's initial focus is on the Company's Internet products, the Company also plans to offer and sell its other products through the telesales program.

     Value Added Resellers and System Integrators. The Company's VARs and SIs frequently distribute the Company's products as part of integrated turnkey solutions for the enterprise and Internet, and often market other products -- such as document management, support automation or Lotus Notes -- which incorporate the Company's search engine. The Company is currently actively seeking to increase its base of VARs and SIs.

     Original Equipment Manufacturers. The Company's search technology is sold as an integrated feature of software products offered by OEM providers of software products. These OEMs participate in a variety of markets, including groupware (Lotus), document management (Documentum and PC DOCs), support automation (Remedy), resume tracking (Restrac) and publishing (Adobe, the Financial Times and Compaq Computer). The Company also licensed its search technology for use by database management software companies, including Informix and Sybase.

     The Company's marketing activities are targeted at building market awareness and identifying prospective customers for enterprise, CD-ROM, Internet/publishing and online services applications. Certain of the Company's OEM contracts provide for brand name exposure in the OEM's packaging of the embedded Verity search technology. The Company believes such exposure helps promote market awareness for its products and can create sales opportunities for add-on products to the OEM's installed base. The Company's marketing efforts include participation in trade shows, conference speaking engagements and direct mail campaigns targeting specific market niches such as the Internet, Lotus Notes, document management and online services. The Company also maintains a home page on the Internet which has been a source of sales leads. As of May 31, 1997, the Company's sales and marketing organizations consisted of 140 employees.

THE VERITY TECHNOLOGY

     The Company's core technology was originally developed by the Company for use by large government agencies, such as the Central Intelligence Agency and the National Security Agency, to perform complex, customized search and retrieval applications over stand-alone, host-based systems. Since early in fiscal 1994, the Company has refined and enhanced its core technology, de-emphasized consulting services, and repositioned and modified its product offerings to target the market for embedded search technology, as well as the emerging Internet and online markets. Verity technologies address the major aspects of the intelligent search and filtering process, including document indexing, query formulation, and ranking and presentation of results.

     Indexing. The search engine incorporated in Verity's server products or OEM applications indexes documents automatically based upon user-specified criteria, into a structured database, or "collection." Collections created through the indexing process contain the results of text analysis performed by the Verity engine, including organized information about document attributes and content. End users with Verity-based applications or standard Web browsers can search those collections available to them. The Verity architecture is designed to permit real-time indexing of arriving documents into a Verity collection, even while users actively search that collection. As a result, the system provides enhanced availability, and is designed to operate during maintenance and back-up.

     Query Formulation. The Company's search technology is designed to enable users to formulate and refine queries using a variety of search tools such as keywords, thesauri, dictionaries and concept-based "topics." Once formulated, queries can be used to retrieve archived information with a standard, interactive search. In addition, the same query may be incorporated in an agent deployed to watch and "clip" relevant information arriving in dynamic text files. This "profiling" feature of the Company's query technology is designed to address high user and data volumes, such as those associated with enterprise applications and large online services.

     The Verity search engine is designed with an open architecture which employs multiple search techniques and supports incorporation of additional techniques by the Company in future or custom applications. The concept-based "topic" search metaphor is one method by which the Company's products permit construction of sophisticated search requests which can then easily be deployed by users. Users construct a hierarchical "tree" of concepts with weighted branches, which defines a "topic." The topic tree graphically represents relationships among the user's terms, providing increased refinement of typical Boolean or natural language expressions.

     Results Presentation. The results obtained through matching queries against document collections are provided with a relevance score calculated by the Verity engine. This score may be presented, along with other available document-attribute information desired by the user, in a customizable results list. The Company is actively developing added functionality designed to enable the organization, or "clustering," of search results according to common threads within the retrieved documents.

     Viewers and Filters. The filtering technology is typically the first level of interaction between a Verity server product or other OEM application and a collection of documents being indexed. The filters are designed to enable access to documents of a wide variety of formats by identifying the format applicable to a document and allowing access to the document by the search indexing engine. The threadsafe nature of the Verity filters helps assure fast and reliable access to documents for searching. The viewing technology is designed to provide users with the ability to view documents in a variety of formats without the use of the application which generated the document.

PRODUCT DEVELOPMENT

     The Company's development efforts are focused on expanding Verity's suite of SEARCH'97 products, designing enhancements to the Company's core technology, and addressing additional technical challenges inherent in developing new applications on CD-ROM and for online services and the Internet markets. The Company released Topic CD Publisher, Topic Newswire Access, Topic for Microsoft Exchange and Topic Agent Server in early 1996; its SEARCH'97 product suite in fiscal 1997; and its IntelliServ product in July 1997. In addition, the Company plans to undertake development of further enhancements of the search performance, functionality and deployability of its products. The Company is also engaged in research and development relating to enhanced presentation and organization of retrieved information, such as clustering search results and graphics-based navigation of search results. With its acquisition of 64K Incorporated, the Company is also developing new products designed to enable searching and navigation of large relational databases from a web browser. As of May 31, 1997, there were 135 employees on the Company's research and development staff. The Company's research and development expenditures in fiscal 1995, fiscal 1996 and fiscal 1997 were $5.9 million, $8.5 million and $14.3 million, respectively, and represented 37.1%, 27.6% and 33.5% of total revenues, respectively. The Company expects that it will continue to commit substantial resources to product development in the future.

     The computer software industry is subject to rapid technological change, changing customer requirements, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in its existing markets or other markets that it may enter could be eroded rapidly by product advancements by its competitors. The life cycles of the Company's products are difficult to estimate. The Company's future success will depend, in part, upon its ability to enhance existing products and to develop new products on a timely basis. In addition, its products must address increasingly sophisticated customer needs and keep pace with technological developments, conform to evolving industry standards, particularly client/server and Internet communication and security protocols, as well as publishing formats such as HTML. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that new products and product enhancements will meet the requirements of the marketplace or achieve market acceptance. If the Company is unable to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, the Company's financial condition and results of operations would be materially and adversely affected.

     Software products as complex as those offered by the Company may contain errors that may be detected at any point in the products' life cycles. The Company has in the past discovered software errors in certain of its products and has experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite testing and quality assurance efforts by the Company and by current and potential customers, errors will not be found, resulting in loss of, delay in, market acceptance and sales, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

COMPETITION

     The electronic information search and retrieval software market is intensely competitive. The Company believes the principal competitive factors in such market are product quality, performance and price, vendor and product reputation, product architecture, strategic alliances, functionality and features, ease of use and quality of support. A number of companies offer competitive products addressing certain of the Company's target markets. In the enterprise market, the Company competes with Information Dimensions, Dataware, InfoSeek and Excalibur, among others. In the Internet/Publishing market, the Company competes with Folio, Dataware and Fulcrum, among others. Fulcrum is also the Company's principal competitor in the tools market. The Company's principal competitors in the online market is Fulcrum. The Company also competes indirectly with database vendors that offer information search and retrieval capabilities with their core database products. In the future, the Company may encounter competition from companies that enhance products such as word processing software, document management systems, groupware applications, Internet products and operating systems to include text search and retrieval features. Also, Microsoft has announced its intention to market search and retrieval software competitive with the Company's products. Many of the Company's existing competitors, as well as Microsoft and a number of other potential new competitors, have significantly greater financial, technical and marketing resources than the Company. Because the success of the Company's strategy is dependent in part on the success of the Company's strategic partners, competition between the Company's strategic partners and the strategic partners of the Company's competitors, or failure of the Company's strategic partners to achieve or maintain market acceptance could have a material adverse effect on the Company's competitive position. Although the Company believes that its products and technologies compete favorably with respect to the factors outlined above, there can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's results of operations and financial condition.

PROPRIETARY RIGHTS

     To date, the Company has relied upon a combination of copyright, trademark and trade secret law to protect its proprietary rights. The Company generally enters into confidentiality or license agreements with its employees, distributors, customers and potential customers and limits access to and distribution of the source code to its software and other proprietary information. To license its client products, the Company primarily relies on "shrink-wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     In the future, the Company may receive communications from third parties or have other reasons to seek licenses under third-party intellectual property rights. In such cases, the Company may evaluate whether to obtain such licenses. However, there can be no assurance that such licenses will be available or if such licenses are made available, that the terms will not have a material adverse effect on the Company's results of operations.

     Certain technology used in the Company's products is licensed from third parties, generally on a nonexclusive basis. These licenses generally require the Company to pay royalties and to fulfill confidentiality obligations. The Company believes that there are alternative sources for each of the material components of technology licensed by the Company from third parties. However, the termination of any of such licenses, or the failure of the third party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on the Company's results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all. See "Business
Risks -- Dependence on Proprietary Technology".

EMPLOYEES

     As of May 31, 1997, the Company had a total of 311 employees, including 135 in research and development, 140 in sales, marketing and related customer support services, 30 in administration and 6 in manufacturing. Of these employees, 231 were located in the United States, 55 in Europe and 25 in Canada. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

     The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel. The loss of services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results or financial condition of the Company. The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results or financial condition.

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     As of August 22, 1997, the directors, executive officers and key employees of the Company were as follows:

          NAME            AGE                         POSITION
------------------------  ----    ------------------------------------------------
Gary J. Sbona              54     President and Chief Executive Officer
Donald C. McCauley         45     Vice President and Chief Financial Officer
Ronald Weissman            46     Vice President, Corporate Marketing
Hugh S. Njemanze           40     Vice President, Desktop and Enterprise Products,
                                  and Chief Technology Officer
James C. Freeman           39     Vice President, Customer Service
Gilles Samoun              32     Vice President, European Operations
David L. Weld, Jr.         34     President of Verity Applications Business Unit
Timothy J. Moore           40     Vice President, Strategic Investments, General
                                  Counsel and Secretary
Richard Lo                 36     Vice President, U.S. Sales
Steven M. Krausz(1)        42     Director
Stephen A. MacDonald       51     Director
Charles P. Waite, Jr.(1)   42     Director

---------------

(1) Member of the Compensation and Audit Committees.

     Mr. Sbona has served as the Company's President and Chief Executive Officer since July 1997. Since 1974, Mr. Sbona has also served as the Chairman and Chief Executive Officer of Regent Pacific Management Corporation, a management company which is currently providing services to the Company. Mr. Sbona does not receive compensation directly from the Company for his services as an officer of Verity, but is instead compensated directly by Regent Pacific. Mr. Sbona received his B.S. in Business and Engineering from San Jose State University in 1966.

     Mr. McCauley joined the Company as Chief Financial Officer on a consulting basis in March 1994. In May 1995, Mr. McCauley joined the Company as Vice President, Chief Financial Officer and Secretary.

From May 1992 to May 1995, Mr. McCauley was an independent consultant. From 1991 to 1992, Mr. McCauley served as Vice President and Chief Financial Officer of Voicesoft Corporation, a voice processing software developer. Mr. McCauley received a B.S. in Accounting from the University of Rhode Island, and is a certified public accountant.

     Mr. Weissman joined the Company in May 1997 as Vice President, Corporate Marketing. He was employed by Filoli Information Systems as Vice President, Sales and Marketing from April 1995 to May 1997. From January 1990 to April 1995, he was employed by NeXT Software, Inc. as Director, Corporate Marketing where he managed European Marketing and American Corporate Marketing. Mr. Weissman received his B.A., M.A. and Ph.D. from U.C. Berkeley.

     Mr. Njemanze has served as the Company's Vice President, Desktop Products since February 1997 and its Chief Technology Officer since July 1997. Mr. Njemanze joined the Company in November 1993 serving as Software Architect until April 1994. He then served as Director, Applications Development until February 1997. Prior to his services at Verity, he served as a member of the Technical Staff at Apple Computer. Mr. Njemanze received a B.S. in Computer Science from Purdue University.

     Mr. Freeman joined the Company in February 1997 as Vice President, Customer Service. From August 1996 to February 1997, he served as Vice President, Engineering at Worlds Incorporated, a company providing virtual reality products for the Internet. From January 1995 to August 1996, he served as Director, Marketing at Fujitsu. Prior to this, he served as Development Manager from June 1981 to January 1995 at IBM. Mr. Freeman earned his B.A. in Economics and his B.S. in Computer Science from Indiana University of Pennsylvania. In 1988, he received his Masters in Computer Engineering from Syracuse University.

     Mr. Samoun has served as the Company's Vice President, European Operations, since February 1997. From January 1993 until February 1997, Mr. Samoun served in various sales, technical and managerial positions with the Company. Mr. Samoun received a Baccalaureate in Science in 1983, a Technology Diploma in Mathematics, Physics and Electronic Engineering in 1985 and a Masters in Computer Science in 1989, all from the University of Paris.

     Mr. Weld joined the Company as President of the Verity Applications Business Unit in January 1997, in connection with the Company's acquisition of Cognisoft Corporation. From May 1996 until the acquisition, Mr. Weld served as Chief Executive Officer and Co-Chairman of the Board of Cognisoft. Previously, Mr. Weld was employed by Microsoft holding several management positions from 1991 to 1996. Mr. Weld received an A.B. in Computer Science and Russian from Dartmouth College and he received an MBA from the Amos Tuck School of Business Administration at Dartmouth College.

     Mr. Moore joined the Company in January 1996 as Vice President, Strategic Investments, General Counsel and Secretary. From August 1986 until joining the Company, Mr. Moore was employed by the law firm of Gray Cary Ware & Freidenrich, at which he was a shareholder since 1991. Mr. Moore received a B.A. in Economics and a J.D. from Stanford University.

     Mr. Lo was appointed the Company's Vice President, U.S. Sales in November 1996. From September 1995 until November 1996, Mr. Lo served as Regional Sales Manager for the Company's Western region. From April 1994 to September 1995 he worked as a consultant for International Network Services managing regional sales operations. From April 1992 to April 1994, he was employed by Digital Equipment Corporation, as manager of large system integration projects. Mr. Lo received his B.S. in Electrical Engineering from the University of the Pacific.

     Mr. Krausz has served as a director of the Company since May 1988. Mr. Krausz has been a General Partner of U.S. Venture Partners III, U.S.V. Entrepreneur Partners and BHMS Partners III since 1985. Mr. Krausz is a director of Photon Dynamics, Inc.

     Mr. MacDonald has served as a director of the Company since December 1988. From May 1983 until May 1996, Mr. MacDonald was employed by Adobe Systems Incorporated, where he served most recently as Senior Vice President and Chief Operating Officer. Since May 1996, he has served as President and Chief Executive Officer of Active Software. Mr. MacDonald is a director of Network Computing Devices, Inc.

     Mr. Waite has served as a director of the Company since May 1988. Mr. Waite has been a General Partner of Olympic Venture Partners II and a Vice President of Northwest Venture Services Corp. since 1987 and a General Partner of Olympic Venture Partners III since 1994. Mr. Waite is a director of CellPro Incorporated and Cardima Incorporated.

     The following three former executive officers of the Company are included as Named Executive Officers in the definitive proxy statement for the Company's 1997 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this form:

     Mr. Philippe Courtot joined the Company in August 1993 as President and Chief Executive Officer and served as an officer, director and employee of the Company until July 1997. Mr. Courtot served as Chairman of the Board of the Company from August 1995 until August 1997. Mr. Courtot resigned from his position as a member of the Board of Directors on August 21, 1997. Prior to joining the Company, Mr. Courtot served as Executive Vice President and General Manager of cc:Mail, a division of Lotus Development Corporation, from May 1991 to June 1992 and as President and Chief Executive Officer of cc:Mail from March 1989 to May 1991. From June 1992 to August 1993, Mr. Courtot worked as an independent consultant on discrete projects and also served as a member of the Board of Directors for two private, high-technology companies.

     Mr. Anthony Bettencourt joined the Company in July 1995 as Vice President of North American Sales. He was subsequently promoted to Vice President of Worldwide Sales and Marketing, and served in this position until has departure in December 1996. Mr. Bettencourt currently serves as an officer of OnLive! Technologies, a private technology company. Prior to joining the Company, Mr. Bettencourt served as Vice President of Sales for Versant Object Technology from 1992 to June 1995 and as Director of U.S. Sales for Versant Object Technology from July 1990 to 1992.

     Mr. Dennis McEvoy joined the Company in September 1996, serving as Executive Vice President of Products and Services until his departure in February 1997. Mr. McEvoy currently serves as an officer of Inktomi Corporation, a private technology company. Prior to joining the Company, Mr. McEvoy served as the President of the Enterprise Business Group of Sybase, Inc. from 1994 to 1996. From 1993 to 1994, Mr. McEvoy served as a Vice President of Bachman Information Systems, Inc., a client/server software company. From 1989 to 1993, Mr. McEvoy served as Chief Executive Officer of Cooperative Solutions, Inc., a client/server software company.

     The Company's Certificate of Incorporation provides that the Board of Directors is divided into three classes serving staggered three year terms. Each class of directors consists of one or two directors. The Class I directors, whose terms will end in 1999, are Steven M. Krausz and Charles P. Waite, Jr.; the Class II director, whose term will end in 1997, is Stephen A. MacDonald; and the position of Class III director, with a term ending in 1998, is currently vacant. Dominique Trempont resigned as a Class II director of the Company on August 1, 1997, and the Board of Directors subsequently reduced Class II to one director. As noted above, Philippe Courtot resigned as a Class III director of the Company on August 21, 1997.

     Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the directors or officers of the Company.

ITEM 2. PROPERTIES

     The Company's principal administrative, sales, marketing, and research and development facilities occupy approximately 96,000 square feet in Sunnyvale, California. The Company's operating lease agreement for this facility commenced in June 1996 and expires in September 2005. The Company's average annual lease payment is scheduled to be approximately $1.1 million. In addition, the Company also leases sales offices in the states of Virginia and Washington, the countries of England, Netherlands, France and Germany, and development offices located in the state of Washington and in Canada and England.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

     The Company's stock has been traded on the Nasdaq National Market since the Company's initial public offering on October 5, 1995 under the Nasdaq symbol VRTY. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Company's common stock as reported by Nasdaq:

                                                                      HIGH       LOW
                                                                     ------     ------
        FISCAL 1996
          Second Quarter (from October 6, 1995)....................  $49.75     $18.50
          Third Quarter............................................  $55.25     $33.75
          Fourth Quarter...........................................  $44.00     $30.00
        FISCAL 1997
          First Quarter............................................  $39.00     $19.50
          Second Quarter...........................................  $24.62     $ 9.50
          Third Quarter............................................  $20.75     $ 9.81
          Fourth Quarter...........................................  $ 9.75     $ 5.50

HOLDERS OF COMPANY STOCK

     The closing sale price for the Common Stock on May 31, 1997 was $6.50.

     As of July 31, 1997, there were approximately 4,970 shareholders of record of the Company's Common Stock and 11,039,000 shares of Common Stock outstanding.

     The market price of the Company's Common Stock has fluctuated significantly and is subject to significant fluctuations in the future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Business Risks."

DIVIDEND POLICY

     The Company has never paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial date should be read in conjunction with "Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data."

                                                             FISCAL YEAR ENDED MAY 31,
                                                ---------------------------------------------------
                                                  1993       1994       1995      1996       1997
                                                --------   --------   --------   -------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Software products...........................  $ 12,332   $  9,217   $ 10,143   $24,472   $ 34,934
  Service and other...........................     6,943      7,385      5,743     6,246      7,737
                                                --------   --------   --------   -------   --------
          Total revenues......................    19,275     16,602     15,886    30,718     42,671
                                                --------   --------   --------   -------   --------
Costs of revenues:
  Software products...........................       686        720        623     2,074      2,688
  Service and other...........................     4,773      4,350      2,926     2,785      3,892
                                                --------   --------   --------   -------   --------
          Total costs of revenues.............     5,459      5,070      3,549     4,859      6,580
                                                --------   --------   --------   -------   --------
Gross profit..................................    13,816     11,532     12,337    25,859     36,091
                                                --------   --------   --------   -------   --------
Operating expenses:
  Research and development....................     3,208      4,872      5,892     8,488     14,310
  Acquisition of in-process research and
     development and other....................        --         --         --       381     14,894
  Marketing and sales.........................     9,155      7,783      9,280    14,912     21,505
  General and administrative..................     1,942      2,302      2,747     3,469      4,864
  Restructuring charges.......................        --      1,175         --        --         --
                                                --------   --------   --------   -------   --------
          Total operating expenses............    14,305     16,132     17,919    27,250     55,573
                                                --------   --------   --------   -------   --------
Loss from operations..........................      (489)    (4,600)    (5,582)   (1,391)   (19,482)
Other income (expense), net...................      (232)      (234)        57     1,342      1,943
Interest expense..............................      (236)      (270)      (313)     (264)      (212)
                                                --------   --------   --------   -------   --------
Loss before provision for income taxes........  $   (957)  $ (5,104)  $ (5,838)  $  (313)  $(17,751)
Provision for income taxes....................        --         --         --        --       (180)
                                                --------   --------   --------   -------   --------
Net loss......................................  $   (957)  $ (5,104)  $ (5,838)  $  (313)  $(17,931)
                                                ========   ========   ========   =======   ========
Net loss per share(1).........................  $  (1.09)  $  (2.67)  $  (2.18)  $ (0.12)  $  (1.65)
                                                ========   ========   ========   =======   ========
Number of shares used in per share
  calculation(1)..............................     2,798      2,903      3,635     7,829     10,840
                                                ========   ========   ========   =======   ========
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.....................  $  2,941   $  2,184   $    324   $ 2,482   $  2,934
Working capital (deficit).....................     2,249        100     (1,338)   44,087     18,676
Total assets..................................    10,654      8,199      6,987    62,724     49,443
Long-term obligations, net of current
  portion.....................................       273      1,154        924       639        167
Mandatorily redeemable convertible preferred
  stock.......................................    20,944     25,582     32,069         0          0
Stockholders' (deficit) equity................   (16,978)   (24,602)   (32,439)   52,808     37,273

---------------

(1) The net loss used in computing net loss per share has been increased by the accretion of the mandatorily redeemable convertible preferred stock to its redemption value in the fiscal years ended May 31, 1993, 1994, 1995 and 1996 of $2,085,000, $2,646,000, $2,081,000 and $611,000, respectively. See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in this Part I and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II below, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any such forward-looking statements.

     The following discussion provides an analysis of the Company's financial condition and results of operations and should be read in conjunction with the "Selected Consolidated Financial Data" and the Note thereto and the Consolidated Financial Statements and the Notes thereto of the Company.

OVERVIEW

     Verity develops, markets and supports software tools and applications that enable individuals, enterprises and publishers to intelligently search, filter, view and disseminate textual information residing on enterprise networks, online services, the Internet, CD-ROM and other electronic media. The Company was founded in 1988, and, historically, derived the substantial majority of its revenue from the licensing of high-priced, custom search and retrieval applications for use almost entirely by large organizations and government agencies. During these years, the Company also generated a substantial portion of its revenues by providing the consulting services required to support these products.

     In early fiscal 1994, the Company shifted its strategy from the sale of high-priced products requiring significant customization to leveraging the Company's core technology to develop a number of new, lower-priced products that address the needs of broader markets. During this period, the Company also focused on building strategic alliances for the primary purpose of expanding the user base of the Company's technology, rather than generating significant revenues. The objectives of the Company's strategy are to establish its software as a de facto standard and to offset lower unit prices for its products with higher sales volumes.

     The Company's ongoing implementation of this strategy has involved several significant actions. During recent years, the Company has reduced significantly its average unit license fees. Also, during this period, the Company has devoted significant resources to modify and enhance its core technology to support a broader set of search and retrieval solutions for use on desktop and enterprise-wide systems, and over the Internet. Key engineering efforts in this regard have included the continued enhancement of the functionality of the Company's search engine and the modification of software to facilitate incorporation in third parties' information management, publishing and groupware software applications. In recent years, the Company's engineering efforts have also resulted in the development of new applications of software for use with CD-ROM, online services and the Internet. The Company's core SEARCH'97 technology is deployed within the Company's own suite of applications, and also as an embedded feature within broadly distributed third-party software applications, such as Lotus Notes, Adobe Acrobat, Frame FrameViewer and Documentum Server and WorkSpace. The Company has also licensed its SEARCH'97 technology to prominent providers of Internet products and online services, including Netscape Communications, NetManage, Quarterdeck, AT&T WorldNet Services, and MCI's Delphi Internet, together with Internet publishers, including Cisco Systems, Compaq Computer, the Financial Times and Tandem Computer.

     In connection with its strategy, the Company has also replaced the majority of its work force and substantially reorganized all of the departments within the Company. While experiencing significant turnover, the Company increased the number of research and development personnel from 29 at the beginning of fiscal 1994 to 135 at the end of fiscal 1997. Given its reduced focus on offering custom solutions, the Company decreased the number of personnel involved in its consulting business from 29 at the beginning of fiscal 1994 to 20 at the end of fiscal 1997.

     Since inception, the Company has incurred significant losses and substantial negative cash flow. Due in part to the transition, the Company experienced declining revenues and increased net losses in fiscal years 1994 and 1995. At May 31, 1997, the Company had cumulative operating losses of $40.9 million, with net losses of $5.8 million, $313,000 and $17.9 million for fiscal years 1995, 1996 and 1997, respectively. In fiscal 1996, total revenues increased 93% over fiscal 1995, primarily as a result of a 141% increase in software product revenues. In fiscal 1997, total revenues increased 39% over fiscal 1996 primarily as a result of a 43% increase in software product revenues. The increase for fiscal 1996 over the prior year was due principally to revenues from early commercial versions of online and Internet/publishing products, increased revenues from the Company's TDK Toolkit and, to a lesser extent, the Company's enterprise products. The increase for fiscal 1997 over the prior year was due principally to revenues from Internet/publishing products and, to a lesser extent, the Company's TDK Toolkit. The losses in fiscal 1995 and, to a lesser extent, in fiscal 1996 also reflect significantly larger investments in marketing and sales and research and development than the respective prior year periods, as the Company rebuilt its sales and marketing force and undertook development of a number of new products to implement its new strategy. The loss in fiscal 1997 reflects one-time charges against earnings of a total of $14.9 million related to the acquisitions of Cognisoft Corporation, 64k Incorporated and the KeyView Business Unit from FTP Software. While it is the Company's goal to increase revenue and generate net income in future periods, no assurance can be given that the Company's strategy will be successful, that the rate of revenue increase experienced by the Company in fiscal 1997 relative to fiscal 1996 will be experienced in future periods, or that the Company will achieve positive cash flow or profitability.

     The ongoing implementation of the Company's strategy has placed, and may continue to place, a significant strain on the Company's resources, including its personnel. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. As noted above, the Company has experienced significant turnover, including turnover of several senior members of management. In particular, on July 31, 1997, Mr. Gary J. Sbona replaced Mr. Philippe F. Courtot as the Company's President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the agreement, Regent Pacific will provide management services to the Company, including the services of Mr. Sbona as Chief Executive Officer and President and at least three other Regent Pacific personnel as part of the Company management team. The agreement has a one year term and may be canceled by the Company after expiration of the initial 26 week period, with a minimum compensation to Regent Pacific of $1,300,000 for that initial period. The agreement requires that the Company indemnify Regent and Mr. Sbona for certain liabilities arising out of the performance of services under the agreement. If Company management is unable to effectively manage the Company's operations, identify opportunities in a timely fashion, and evaluate and manage the Company's business and competitive position, the Company's results of operations and financial condition will be materially and adversely affected. Furthermore, there can be no assurance that the Company will successfully develop and introduce new products on a timely basis or that its new or recently introduced products will achieve market acceptance.

     In January 1997, the Company entered into an Agreement and Plan of Reorganization and Merger with Cognisoft Corporation (Cognisoft) providing for the Company's purchase of Cognisoft for $10 million in cash. Cognisoft, a startup company located in Bellevue, Washington, has developed and released in July 1997 IntelliServ, an Intranet application that enables corporations to "push" information to users from multiple data sources. The Company accounted for the merger using the purchase method of accounting, and the results of operations of Cognisoft have been included with those of the Company since January 13, 1997, the date the acquisition was consummated. Approximately $10 million of the purchase price was allocated to purchased research and development related to products for which technological feasibility had not been established and for which there was no alternative future use.

     In May 1997, the Company entered into an Agreement and Plan of Reorganization and Merger with 64k Incorporated (64k) providing for the Company's purchase of 64k for $3.5 million in cash. 64k, a privately held company located in San Jose, California, is currently developing technology to improve the speed and effectiveness of relational database searches. The Company accounted for the acquisition using the purchase method of accounting. Approximately $3.1 million of the purchase price was allocated to purchased research and development related to products for which technological feasibility had not been established and for which there was no alternative future use.

     In May 1997, the Company acquired substantially all the assets of FTP Software Inc.'s KeyView product line for a cash purchase price of approximately $1.3 million and assumed liabilities of $489,000. KeyView develops and markets advanced viewing and filtering technology and is based in Calgary, Canada. The Company accounted for the acquisition using the purchase method of accounting. Approximately $1.1 million of the purchase price was allocated to purchased research and development related to products for which technological feasibility had not been established and for which there was no alternative future use.

     The Company's revenues are derived from license fees for its software products and fees for services complementary to its products, including software maintenance, consulting and training. Fees for services generally are charged separately from the license fees for the Company's software products. The Company recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition. Accordingly, maintenance revenues from ongoing customer support and product upgrades are recognized ratably over the term of the applicable maintenance agreement, which is typically 12 months. Payments for maintenance fees generally are received in advance and are nonrefundable. Revenues for consulting and training generally are recognized when the services are performed.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenue represented by certain items in the Company's Consolidated Statements of Operations for the periods indicated:

                                                              FISCAL YEAR ENDED MAY 31,
                                                              -------------------------
                                                              1995      1996      1997
                                                              -----     -----     -----
        Revenues:
          Software products.................................   63.8%     79.7%     81.9%
          Service and other.................................   36.2      20.3      18.1
                                                              -----     -----     -----
                  Total revenues............................  100.0     100.0     100.0
                                                              -----     -----     -----
        Costs of revenues:
          Software products.................................    3.9       6.8       6.3
          Service and other.................................   18.4       9.1       9.1
                                                              -----     -----     -----
                  Total costs of revenues...................   22.3      15.9      15.4
                                                              -----     -----     -----
        Gross margin........................................   77.7      84.1      84.6
                                                              -----     -----     -----
        Operating expenses:
          Research and development..........................   37.1      27.6      33.5
          Acquisition of in-process research and development
             and other......................................    0.0       1.2      34.9
          Marketing and sales...............................   58.4      48.5      50.4
          General and administrative........................   17.3      11.3      11.4
                                                              -----     -----     -----
                  Total operating expenses..................  112.8      88.6     130.2
                                                              -----     -----     -----
        Loss from operations................................  (35.1)     (4.5)    (45.7)
        Other income and expenses, net......................   (1.6)      3.5       4.1
                                                              -----     -----     -----
        Net loss before provision for income taxes..........  (36.7)     (1.0)    (41.6)
        Provision for income taxes..........................    0.0       0.0      (0.4)
                                                              -----     -----     -----
        Net loss............................................  (36.7)%    (1.0)%   (42.0)%
                                                              =====     =====     =====

  Revenues

     Total revenues increased 93.4% from $15.9 million in fiscal 1995 to $30.7 million in fiscal 1996 and increased 38.9% to $42.7 million in fiscal 1997. The increase in total revenues from fiscal 1995 to fiscal 1996 was due primarily to increased revenues from licensing of Internet/publishing products, online products, tools and, to a lesser extent, enterprise products. The increase in total revenues from fiscal 1996 to fiscal 1997 was due principally to revenues from Internet/publishing products and, to a lesser extent, the Company's TDK Toolkit. Software product revenues increased as a percentage of total revenues from 63.8% in fiscal 1995 to 79.7% in fiscal 1996 and 81.9% in fiscal 1997. Conversely, service and other revenues declined as a percentage of total revenues from 36.2% in fiscal 1995 to 20.3% in fiscal 1996 and 18.1% in fiscal 1997.

     Software product revenues. Software product revenues increased 141.3% from $10.1 million in fiscal 1995 to $24.5 million in fiscal 1996 and increased 42.8% to $34.9 million in fiscal 1997. The increase from fiscal 1995 to fiscal 1996 was due primarily to increased revenues from licensing of Internet/publishing products, online products, tools and, to a lesser extent, enterprise products. Revenues from enterprise products increased principally due to significantly higher sales volumes, which were offset in part by lower average unit license fees. The increase from fiscal 1996 to fiscal 1997 was due principally to revenues from Internet/publishing products and, to a lesser extent, the Company's TDK Toolkit.

     Service and other revenues. Service and other revenues consist primarily of fees for software maintenance, consulting and training. Service and other revenues increased 8.8% from $5.7 million in fiscal 1995 to $6.2 million in fiscal 1996 and increased 23.9% to $7.7 million in fiscal 1997. Maintenance revenues increased in fiscal 1996, but these increases were substantially offset by reduced consulting revenues. The increased service revenues in fiscal 1997 was due primarily to increases in maintenance and consulting revenues.

     Revenue derived from foreign operations accounted for 14.3%, 6.6% and 4.6% of total revenues, respectively, in fiscal 1995, 1996 and 1997, with European operations alone accounting for 11.9% , 5.6% and 4.6%, of total revenues for these periods, respectively. The Company's export sales consist primarily of products licensed for delivery outside of the United States, principally to the United Kingdom. In fiscal years 1995, 1996 and 1997, export sales accounted for 24.1%, 19.1% and 23.8% of total revenues, respectively. The decrease in revenue derived from foreign operations resulted primarily from increased domestic service revenues.

     No single customer accounted for 10% or more of the Company's revenues during fiscal years 1995, 1996 or 1997. However, revenues derived from sales to the federal government and its agencies were 25.5%, 10.5% and 9.5% of total revenues in fiscal years 1995, 1996 and 1997, respectively. Sales to government agencies declined as a percentage of revenues from fiscal 1995 to fiscal 1997, and may decline in the future.

  Costs of Revenues

     Costs of software products. Costs of software products consist primarily of product media, duplication, manuals, packaging materials, shipping expenses and royalties and, in certain instances, licensing of third-party software incorporated in the Company's products. Costs of software products increased 232.9% from $623,000 in fiscal 1995 to $2.1 million in fiscal 1996 and increased 29.6% to $2.7 million in fiscal 1997, representing 6.1%, 8.5% and 7.7%, respectively, of software product revenues. The increase in costs of revenues from fiscal 1995 to fiscal 1997 was related to the higher level of software product sales and increasing costs of third party software components.

     Costs of service and other. Costs of service and other consist of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. Costs of service and other decreased 4.8% from $2.9 million in fiscal 1995 to $2.8 million in fiscal 1996 and increased 39.7% to $3.9 million in fiscal 1997. As a percentage of service and other revenue, these costs represented 50.9%, 44.6% and 50.3% in fiscal years 1995, 1996 and 1997, respectively. The significant increase in costs of service and other in fiscal 1997 was related to staff additions associated with the Company's customer support and consulting businesses.

  Operating Expenses

     Research and development. Research and development expenses increased 44.1% from $5.9 million in fiscal 1995 to $8.5 million in fiscal 1996 and increased 68.6% to $14.3 million in fiscal 1997, representing

37.1%, 27.6% and 33.5% of total revenues, respectively. This increase in absolute dollars was primarily due to a significant increase in research and development personnel focused on development of products addressing Internet/publishing, CD-ROM, online, and groupware applications. In particular, during fiscal 1997, the Company incurred increased staffing expense relating principally to product development in connection with the introduction of its SEARCH'97 product line and the Intelliserv product. The Company believes that research and development expenses will increase in the future primarily due to the expansion of the Company's product line as a result of the acquisition of Cognisoft, 64k, and KeyView, including the completion of products that were in development at the time of the acquisitions, and other anticipated product development efforts. Future research and development expenses may vary as a percentage of total revenues.

     During fiscal 1997, the Company capitalized approximately $1.4 million of software development costs, as required under generally accepted accounting principles, in connection with the development of a number of products included in the Company's SEARCH'97 product line and the IntelliServ product. In prior periods, the Company had not capitalized any software development costs since such costs had not been significant.

     Acquisition of in-process research and development. Acquisition of in-process research and development increased 3809.2% from $381,000 in fiscal 1996 to $14.9 million in fiscal 1997, representing 1.2% and 34.9% of total revenues, respectively. There were no costs for acquisition of in-process research and development for fiscal 1995. See "-- Overview" above for a description of the Company's acquisitions of Cognisoft, 64k, and the KeyView product line and technology.

     Marketing and sales. Marketing and sales expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses and pre-sales customer service and support costs. Marketing and sales expenses increased 60.7% from $9.3 million in fiscal 1995 to $14.9 million in fiscal 1996 and increased 44.2% to $21.5 million in fiscal 1997, representing 58.4%, 48.5% and 50.4% of total revenues, respectively. These increases in absolute dollars were primarily related to the Company's expansion of its marketing and sales organization, particularly in the United States and Europe. The Company anticipates it will continue to make significant investments in marketing and sales.

     General and administrative. General and administrative expenses increased 26.3% from $2.7 million in fiscal 1995 to $3.5 million in fiscal 1996 and increased 40.2% to $4.9 million in fiscal 1997, representing 17.3%, 11.3% and 11.4% of total revenues, respectively. These increases in absolute dollars were primarily due to increases in personnel and professional service fees required to support the Company's expanded operations relative to prior years. Expense associated with the Company's management services agreement with Regent Pacific will be included principally in general and administrative expense, and, accordingly, may contribute to increased general and administrative expense in fiscal 1998. See "-- Overview" above.

  Income Taxes

     The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

     The Company's deferred tax asset related to its net operating loss carryforwards includes the tax benefit derived from the disqualifying dispositions of incentive stock options and the exercise of nonqualified stock options. The benefit, which totaled $270,000 and $850,000 at May 31, 1997 and 1996, respectively, will be credited directly to additional paid-in capital when the Company's deferred tax asset is recognized.

     During fiscal year 1996, the Company had a current provision for income taxes of $401,000 which was substantially offset by a benefit derived from the utilization of net operating loss carryforwards. As of May 31, 1997, the Company had approximately $17,300,000 and $9,900,000 of net operating loss carryforwards for federal and California purposes, respectively, to offset future taxable income. The Company also has federal and state research and development tax credit carryforwards of approximately $1,100,000 and $400,000, respectively, at May 31, 1997. These carryforwards expire in the years 1998 to 2012 if not utilized. The Company's net operating loss and tax credit carryforwards are subject to an annual limitation of approximately

$4,900,000 as a result of an ownership change, as defined by tax laws. See Note 10 of Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

     The Company's quarterly operating results have varied and are expected to vary significantly in the future. These fluctuations may be caused by many factors, including, among others, the size and timing of individual orders; customer order deferrals in anticipation of new products; timing of introduction or enhancement of products by the Company or its competitors; market acceptance of new products; changes in the budgets or purchasing patterns of government agencies; technological changes in search and retrieval, database, networking, or communication technology; competitive pricing pressures; changes in the Company's operating expenses; personnel changes; foreign currency exchange rates; mix of products and services sold; quality control of products sold; and general economic conditions.

     A significant portion of the Company's revenues in recent quarters has been derived from relatively large sales to a limited number of customers, and the Company currently anticipates that future quarters will continue to reflect this trend. Sales cycles for these customers can be up to six months or longer. Accordingly, the cancellation or deferral of even a small number of purchases of the Company's products could have a material adverse effect on the Company's results of operations and financial condition in any particular quarter.

     Product revenues are also difficult to forecast because the market for search and retrieval software is uncertain and evolving. In addition, a significant portion of the Company's revenues are derived from royalties based upon sales by third-party vendors of products incorporating the Company's technology. These revenues may be subject to extreme fluctuation and are difficult for the Company to predict. Further, the Company typically generates a large percentage of its quarterly revenues during the last weeks of the quarter. The Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company's operating results and on the Company's ability to achieve profitability.

     The Company's revenues, and particularly its software products revenues, increased significantly on a quarter-to-quarter basis during fiscal 1996. However, revenues for the first quarter of fiscal 1997 decreased relative to the last quarter of fiscal 1996, and revenues in each of the third and fourth quarters of fiscal 1997 were lower than revenues for the second quarter of fiscal 1997. Due to the evolving nature of the markets for the Company's products and other factors, there can be no assurance that the Company's revenues will increase on a quarter-to-quarter basis or at all in future periods.

     As a result of the foregoing and other factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the shares of the Company's Common Stock.

     The following table sets forth certain unaudited consolidated statements of operations data, both in dollar amount and as a percentage of total revenues, for each of the eight quarters in the period ended May 31, 1997. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and related notes thereto. The operating results for any quarter should not be relied upon as any necessarily indicative of results for any future period.

                                                                                 QUARTER ENDED
                                              -----------------------------------------------------------------------------------
                                              AUG. 31,   NOV. 30,   FEB. 29,   MAY 31,   AUG. 31,   NOV. 30,   FEB. 28,   MAY 31,
                                                1995       1995       1996      1996       1996       1996       1997      1997
                                              --------   --------   --------   -------   --------   --------   --------   -------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statements of Operations Data:
Revenues:
  Software products.........................   $4,164     $5,550    $ 6,444    $8,314    $ 7,229    $ 9,726    $  9,181   $8,798
  Service and other.........................    1,371      1,614      1,557     1,704      1,583      1,870       1,942    2,342
                                               ------     ------    -------    -------   -------    -------    --------   -------
        Total revenues......................    5,535      7,164      8,001    10,018      8,812     11,596      11,123   11,140
                                               ------     ------    -------    -------   -------    -------    --------   -------
Costs of revenues:
  Software products.........................      153        499        718       704        616      1,003         585      484
  Service and other.........................      656        679        679       771        873        980         918    1,121
                                               ------     ------    -------    -------   -------    -------    --------   -------
        Total costs of revenues.............      809      1,178      1,397     1,475      1,489      1,983       1,503    1,605
                                               ------     ------    -------    -------   -------    -------    --------   -------
Gross profit................................    4,726      5,986      6,604     8,543      7,323      9,613       9,620    9,535
                                               ------     ------    -------    -------   -------    -------    --------   -------
Operating expenses:
  Research and development..................    1,779      2,016      2,163     2,532      3,499      3,290       4,050    3,471
  Acquisition of in-process research and
    development and other...................       --         --         --       381         --         --      10,029    4,865
  Marketing and sales.......................    2,538      3,532      3,880     4,960      4,529      5,459       5,466    6,051
  General and administrative................      733        891        881       964      1,175      1,177       1,196    1,316
                                               ------     ------    -------    -------   -------    -------    --------   -------
        Total operating expenses............    5,050      6,439      6,924     8,837      9,203      9,926      20,741   15,703
                                               ------     ------    -------    -------   -------    -------    --------   -------
Loss from operations........................     (324)      (453)      (320)     (294)    (1,880)      (313)    (11,121)  (6,168)
Other income and expense, net...............     (112)       115        432       644        597        535         296      303
                                               ------     ------    -------    -------   -------    -------    --------   -------
Income (loss) before provision for income
  taxes.....................................     (436)      (338)       112       350     (1,283)       222     (10,825)  (5,865)
Provision for income taxes..................       --         --         --        --         --         --          --     (180)
                                               ------     ------    -------    -------   -------    -------    --------   -------
Net income (loss)(1)........................   $ (436)    $ (338)   $   112    $  350    $(1,283)   $   222    $(10,825)  $(6,045)
                                               ======     ======    =======    =======   =======    =======    ========   =======
Net income (loss) per share(1)..............   $(0.21)    $(0.08)   $  0.01    $ 0.03    $ (0.12)   $  0.02    $  (1.00)  $(0.55)
                                               ======     ======    =======    =======   =======    =======    ========   =======
Number of shares used in per share
  calculation...............................    4,058      6,316     11,105    11,395     10,744     11,421      10,841   10,961
                                               ======     ======    =======    =======   =======    =======    ========   =======
                                                                                                      AS A PERCENTAGE OF REVENUES
                                                                                                                           ------
Revenues:
  Software products.........................     75.2%      77.5%      80.5 %    83.0 %     82.0 %     83.9 %      82.5%    79.0 %
  Service and other.........................     24.8       22.5       19.5      17.0       18.0       16.1        17.5     21.0
                                               ------     ------    -------    -------   -------    -------    --------   -------
        Total revenues......................    100.0      100.0      100.0     100.0      100.0      100.0       100.0    100.0
                                               ------     ------    -------    -------   -------    -------    --------   -------
Costs of revenues:
  Software products.........................      2.8        7.0        9.0       7.0        7.0        8.6         5.3      4.3
  Service and other.........................     11.9        9.4        8.5       7.7        9.9        8.5         8.2     10.1
                                               ------     ------    -------    -------   -------    -------    --------   -------
        Total costs of revenues.............     14.7       16.4       17.5      14.7       16.9       17.1        13.5     14.4
                                               ------     ------    -------    -------   -------    -------    --------   -------
Gross profit................................     85.3       83.6       82.5      85.3       83.1       82.9        86.5     85.6
                                               ------     ------    -------    -------   -------    -------    --------   -------
Operating expenses:
  Research and development..................     32.1       28.2       27.0      25.3       39.7       28.4        36.4     31.2
  Acquisition of in-process research and
    development and other...................       --         --         --       3.8         --         --        90.2     43.7
  Marketing and sales.......................     45.9       49.3       48.5      49.5       51.4       47.1        49.1     54.3
  General and administrative................     13.2       12.4       11.0       9.6       13.3       10.1        10.8     11.8
                                               ------     ------    -------    -------   -------    -------    --------   -------
    Total operating expenses................     91.2       89.9       86.5      88.2      104.4       85.6       186.5    141.0
                                               ------     ------    -------    -------   -------    -------    --------   -------
Loss from operations........................     (5.9)      (6.3)      (4.0)     (2.9)     (21.3)      (2.7)     (100.0)   (55.4)
Other income and expense, net...............     (2.0)       1.6        5.4       6.4        6.7        4.6         2.7      2.7
                                               ------     ------    -------    -------   -------    -------    --------   -------
Income (loss) before provision for income
  taxes.....................................     (7.9)      (4.7)       1.4       3.5      (14.6)       1.9       (97.3)   (52.7)
Provision for income taxes..................       --         --         --        --         --         --          --     (1.6)
                                               ------     ------    -------    -------   -------    -------    --------   -------
Net income (loss) (1).......................     (7.9)%     (4.7)%      1.4 %     3.5 %    (14.6)%      1.9 %     (97.3)%  (54.3)%
                                               ======     ======    =======    =======   =======    =======    ========   =======

---------------

(1) The net loss used in computing net loss per share has been increased by the accretion of the mandatorily redeemable convertible preferred stock to its redemption value for the quarters ended August 31, 1995 and November 30, 1995.

     During the three months ended November 30, 1996, licensing and maintenance of software products to Cisco Systems, Inc. accounted for approximately $3.8 million or 32.6% of the Company's revenue.

     In fiscal 1996 and 1997, costs of software product revenues fluctuated both in amount and as a percentage of software product revenues due to software product sales which required the incorporation of certain third-party software products and associated royalty payments.

     Operating expenses have generally increased in absolute dollars over the quarters shown as the Company has increased staffing in its research and development functions and sales and marketing functions. During the three months ended November 30, 1996, research and development expenses declined due to the capitalization of approximately $800,000 of software development costs, as required under generally accepted accounting principles, in connection with the development of a number of products included in the Company's SEARCH'97 product line. The Company also incurred acquisition costs, which related to the amount of the purchase price that was allocated to research and development on products that had not reached technological feasibility and for which there was no alternative future use. Expense associated with the Company's management services agreement with Regent Pacific will be included principally in general and administrative expense, and, accordingly, may contribute to increased general and administrative expense in fiscal 1998. See "-- Overview."

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through proceeds of approximately $23.6 million from private sales of Preferred Stock, proceeds from its initial public offering and secondary offering of Common Stock and, to a lesser extent, bank credit lines and capital operating leases. The Company completed its initial public offering of Common Stock in October 1995 and realized net proceeds of $32.5 million. In January 1996, the Company completed its secondary offering of Common Stock, which generated net proceeds of $16.5 million. The Company has used a portion of those proceeds to repay borrowings under its line of credit in the amount of $1.6 million. As of May 31, 1997, the Company had $25.2 million in cash and cash equivalents and investments.

     The Company's operating activities used cash of $5.2 million, $1.2 million, and $791,000 in fiscal 1995, 1996 and 1997, respectively. The cash used in operations in fiscal 1995, 1996 and 1997, was accounted for primarily by the Company's net losses reduced in each period by the acquisition of in-process research and development and depreciation. In fiscal 1995, 1996 and 1997, accounts receivable increased by $1.3 million, $4.8 million, and $2.4 million, respectively, increasing cash used in operations.

     Cash used in investing activities in fiscal 1995, 1996 and 1997 was $1.1 million, $48.7 million and $922,000, respectively. In fiscal 1995, the investing activities consisted primarily of purchases of property and equipment. In fiscal 1996, the Company invested $44.6 million, net, in marketable securities with its proceeds from the Company's initial public offering and secondary offering of Common Stock, and, to a lesser extent, the sale of Preferred Stock. In fiscal 1997, the investing activities consisted primarily of cash paid in acquisitions and purchases of property and equipment. These investments were substantially offset by net proceeds from the sale of marketable securities.

     Cash provided by financing activities was $4.4 million, $52.0 million, and $2.0 million in fiscal 1995, 1996 and 1997, respectively. For fiscal 1995, such financing activities consisted primarily of the sale of Preferred Stock. In fiscal 1996, such financing activities consisted primarily of the proceeds of the Company's initial public offering and secondary offering of Common Stock, and, to a lesser extent, the sale of Preferred Stock. In fiscal 1997, such financing activities consisted primarily of the sale of Common Stock to employees through the Company's Employee Stock Purchase Plan.

     At May 31, 1997, the Company's principal sources of liquidity were its cash and cash equivalents and short-term investments of $18.1 million. In December 1995, the Company entered into a new line of credit agreement. Under the terms of the agreement, the Company has available an unsecured line of credit of $7.5 million, bearing interest at the bank's prime rate, and expiring in September 1997. The line of credit requires compliance with certain financial covenants. As of May 31, 1997, there were no borrowings outstanding under the line of credit. See Note 6 of Notes to Consolidated Financial Statements.

     Capital expenditures, including capital leases, were approximately $1.2 million, $3.9 million and $8.6 million in fiscal 1995, 1996 and 1997, respectively. These expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software in fiscal 1995 and 1996. In fiscal 1997, these expenditures consisted primarily of purchases of computer hardware and software and leasehold improvements for its new facilities. In January 1996, the Company signed a lease agreement for a new facility to which the Company relocated in July 1996. The Company incurred additional capital expenditures for leasehold improvements and capital equipment related to the new building.

     The Company believes that its current cash and cash equivalents, its bank line of credit and its funds generated from operations, if any, will provide adequate liquidity to meet the Company's capital and operating requirements through at least fiscal 1998. Thereafter, or if the Company's spending plans change, the Company may find it necessary to seek to obtain additional sources of financing to support its capital needs, but there is no assurance that such financing will be available on commercially reasonable terms, or at all.

BUSINESS RISKS

     In addition to the other information in this report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business:

     History of Losses; Strategic Realignment. Since inception, the Company has incurred significant losses and substantial negative cash flow. At May 31, 1997, the Company had cumulative operating losses of $40.9 million, with net losses of $5.8 million, $313,000 and $17.9 million for fiscal 1995, fiscal 1996, and fiscal 1997, respectively. The Company was founded in 1988, and historically derived the substantial majority of its revenues from the licensing of high-priced, custom search and retrieval applications for use almost entirely by large organizations and government agencies. During these years, the Company also generated a substantial portion of its revenues by providing the consulting services required to support these products. In early fiscal 1994, the Company shifted its strategy to focus increasingly on more versatile, lower-priced software applications which require less specialized consulting. Due in part to this transition, the Company has experienced lower consulting revenues compared to fiscal 1994 and net losses in each of its last three fiscal years. To achieve overall revenue growth, the Company must, among other things, continue to increase market acceptance of the Company's technology, achieve significantly increased sales levels, respond effectively to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company's strategy will be successful or that the Company will experience increased revenues or become profitable or cash flow positive at any time in the future.

     Management of Transition; Employee Turnover. The Company is experiencing a period of transition and new product introductions that have placed, and will continue to place, a significant strain on its resources, including personnel. During the past two years, management and other personnel have focused on modifying and enhancing the Company's core technology to support a broader set of search and retrieval solutions for use on desktop and enterprise-wide systems, and over online services, the Internet and on CD-ROM. In order for the Company's strategy to succeed, the Company must, among other things, leverage its core technology to develop new product offerings by the Company and by its original equipment manufacturer ("OEM") customers that address the needs of these new markets. Many of the Company's products are still being developed or have only recently been introduced, and there is no assurance that such products will be successfully completed on a timely basis, will achieve market acceptance or will generate significant revenues. Projects relating to these efforts, including the development and commercial deployment of the Company's next generation SEARCH'97 suite of products, including its IntelliServ and Agent Server products and groupware products for Microsoft Exchange, continued enhancement of the functionality of the Company's search engine, and technical integration of the Company's products with the products of the Company's strategic partners, when added to the day-to-day activities of the Company, will continue to strain the Company's resources and personnel.

     In connection with its strategy, the Company has also replaced the majority of its work force and substantially reorganized all of the departments within the Company. While experiencing substantial turnover, the Company increased the number of research and development personnel from 29 at the beginning of fiscal 1994 to 135 at May 31, 1997. During the same period, the Company decreased the number of consulting personnel from 29 at the beginning of fiscal 1994 to 20 at May 31, 1997. Continuity of personnel can be an important factor in the successful completion of the Company's development projects, and ongoing turnover in the Company's research and development personnel could materially and adversely impact the Company's development and marketing efforts. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. As noted above, the Company has experienced significant turnover, including turnover of several senior members of management. In particular, on July 31, 1997, Mr. Gary J. Sbona replaced Mr. Philippe F. Courtot as the Company's President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the agreement, Regent Pacific will provide management services to the Company, including the services of Mr. Sbona as Chief Executive Officer and President and at least three other Regent Pacific personnel as part of the Company management team. The agreement has a one year term and may be canceled by the Company after expiration of the initial 26 week period, with a minimum compensation to Regent Pacific of $1,300,000 for that initial period. If Company management is unable to effectively manage the Company's operations, identify opportunities in a timely fashion, and evaluate and manage the Company's business and competitive position, results of operations and financial condition will be materially and adversely affected. See "Dependence on Key Personnel" below.

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

     Product revenues are also difficult to forecast because the market for search and retrieval software is uncertain and evolving. Because the Company generally ships software products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. In addition, a portion of the Company's revenues are derived from royalties based upon sales by third-party vendors of products incorporating the Company's technology. These revenues may be subject to extreme fluctuation and are difficult for the Company to predict. The Company's expense levels are based, in part, on its expectations as to future revenues and to a large extent are fixed. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse affect on the Company's operating results and on the Company's ability to achieve profitability. See "Management of Transition; Employee Turnover" above.

     The Company's revenues, and particularly its software products revenues, increased significantly in fiscal 1996 and fiscal 1997. Due to the evolving nature of the markets for the Company's products and other factors, however, there can be no assurance that the Company's revenues will continue to increase significantly or at all in future periods.

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

     The Company's future operating results will depend in substantial part upon its ability to increase the installed base of its intelligent search and filtering technology and to begin to generate significant product revenues from its Topic Enterprise Server, Topic Client, SEARCH'97 CD Publisher, SEARCH'97 Information Server, IntelliServ, SEARCH'97 Agent Server, KeyView products and other products addressing the information retrieval and viewing requirements of individuals and corporations from data sources within an enterprise and on CD-ROM, online services and the Internet. The Company's future operating results will also depend upon its ability to successfully market its technology to online and Internet publishers who use such technology to index their published information into Verity collections. To the extent that such publishers do not adopt the Company's technology for indexing their published information, users will be unable to search such information using the Company's search and retrieval products, which in turn will limit the demand for the Company's products.

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

     A significant element of the Company's strategy is to embed its SEARCH'97 technology in products offered by the Company's OEM customers. Many of the markets for such products are also new and evolving and, therefore, subject to the same risks faced by the Company in the markets for its own products. In addition, consolidation in the industries served by the Company could, and acquisition or development by any of the Company's significant customers of technology competitive with the Company's would, materially and adversely affect the Company's business and prospects. See "Item 1. Business -- Industry Background."

     Dependence on International Operations. In fiscal 1995, fiscal 1996 and fiscal 1997, revenues derived from foreign operations accounted for approximately 14.3%, 6.6% and 4.6% of the Company's total revenues, respectively, with European operations alone accounting for 11.9%, 5.6% and 4.6% of revenues for these periods. The Company's export sales accounted for 24.1%, 19.1% and 23.8% of revenues in fiscal 1995, fiscal

1996 and fiscal 1997, respectively, principally to the United Kingdom. Accordingly, on a combined basis, foreign operations and export sales accounted for approximately 38.4%, 25.7% and 28.4% of revenues in fiscal 1995, fiscal 1996 and fiscal 1997, respectively. The Company expects that revenues derived from foreign operations and export sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future; however, these revenues may fluctuate significantly as a percentage of revenues from period to period. Certain of these revenues have been derived from sales to foreign government agencies which may be subject to risks similar to those described below.

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

     Dependence on United States Government and the Risk of Contract Termination. Agencies of the United States government have accounted for a significant portion of the Company's revenues. Specifically, these agencies accounted for approximately 25.5%, 10.5% and 9.5% of revenues in fiscal 1995, fiscal 1996 and fiscal 1997, respectively. Sales to government agencies declined as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of the Company's products to re-evaluate their needs. Such budget reductions are expected to continue over at least the next several years. Future reductions in United States spending on information technologies could have a material adverse effect on the Company's operating results.

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

     Software products as complex as those offered by the Company may contain errors that may be detected at any point in the products' life cycles. The Company has in the past discovered software errors in certain of its products and has experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite testing and quality assurance efforts by the Company and by current and potential customers, errors will not be found, resulting in loss of or delay in market acceptance and sales, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company generally attempts to limit by contract its exposure to incidental and consequential damages, and to cap the Company's liabilities to its proceeds under the contract, if a court failed to enforce the liability limiting provisions of the Company's contracts for any reason, or if liabilities arose which were not effectively limited, the Company's operating results could be materially and adversely affected.

     Dependence on the Internet. The Company's Topic Internet Server product was released in May 1995, its Topic CD Publisher product was released in early 1996, and its IntelliServ product was released in mid-1997. Sales of the Company's products addressing Internet search requirements will depend to a substantial degree upon the continued use and future expansion of the Internet for text-based information publication and distribution. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be a viable medium for the publication and distribution of information, including, for example, sensitive proprietary information developed and published by private enterprises.

     Competition. The electronic information search and retrieval software market is intensely competitive. The Company believes the principal competitive factors in this market are product quality, performance and price, vendor and product reputation, product architecture, strategic alliances, functionality and features, ease of use and quality of support. A number of companies offer competitive products addressing certain of the Company's target markets. In the enterprise market, the Company competes with Information Dimensions, Dataware and Excalibur, among others. In the Internet/Publishing market, the Company competes with

Folio, Dataware and Fulcrum, among others. Fulcrum is also the Company's principal competitor in the tools market. The Company's principal competitors in the online market is Fulcrum, which currently provides search and retrieval technology for the Microsoft Network. The Company also competes indirectly with database vendors that offer information search and retrieval capabilities with their core database products. In the future, the Company may encounter competition from companies that enhance products such as word processing software, document management systems, groupware applications, Internet products and operating systems to include text search and retrieval features. Also, Microsoft recently announced its intention to market search and retrieval software competitive with the Company's products. Many of the Company's existing competitors, as well as Microsoft and a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. Because the success of the Company's strategy is dependent in part upon the success of the Company's strategic partners, competition between the Company's strategic partners and the strategic partners of the Company's competitors, or failure of the products of the Company's strategic partners to achieve or maintain market acceptance, could have a material adverse effect on the Company's competitive position. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's results of operations and financial condition.

     Dependence on Strategic Alliances. The Company is relying on a number of strategic relationships to achieve commercialization of the Company's technologies and leverage the Company's development, sales and marketing resources. Although the Company views these relationships as important factors in development and commercialization of the Company's technologies, a majority of the Company's agreements with its strategic partners or customers do not require future minimum commitments to license the Company's technology, are not exclusive and may be terminated at the convenience of the Company's customer. There can be no assurance that the Company's strategic partners regard their relationship with the Company as strategic to their own respective businesses and operations, that they will not re-assess their commitment to the Company's technologies at any time in the future or that they will not develop their own competitive technology. Further, there can be no assurance that products of the Company's strategic partners will achieve market acceptance or commercial success.

     In order to achieve widespread adoption of Verity technology, it will be necessary for third-party developers to create, produce and market applications which employ the Company's search and retrieval technology. A significant component of the Company's strategy is to leverage its technology through the applications of third-party vendors and third-party information publishers. However, no third-party developer is obligated to select or continue to use the Company's technology, and there can be no assurance that Verity technology will be selected or used by any significant number of third-party developers in the future. To assist in the development of third-party applications, the Company has developed and is licensing its SEARCH'97 Developer's Toolkit ("SDK") and its SEARCH'97 Agent Server Toolkit ("ADK"). There can be no assurance that the SDK or ADK will achieve widespread commercial acceptance or will result in the incorporation of Verity technology in commercially successful third-party products.

     Dependence on Key Personnel. The Company's performance is substantially dependent on the performance of its executive officers and key employees, many of whom have worked together for only a short period of time. Further, on July 31, 1997, Verity announced the departure of Philippe Courtot as the Company's Chairman, President and Chief Executive Officer. Mr. Courtot was replaced by Gary J. Sbona, who will serve as Verity's President and Chief Executive Officer. The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel. The Company does not have in place key person life insurance policies on any of its employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results or financial condition of the Company.

     The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results or financial condition. See "Management of Transition; Employee Turnover" above.

     Dependence on Proprietary Technology. The Company's success and ability to compete is dependent in part upon its proprietary technology. While the Company relies on trademark, trade secret and copyright law to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. The Company presently has no patents, and a few patent applications pending. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. To license its client products, the Company primarily relies on "shrink wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results or financial condition.

     Certain technology used by the Company's products is licensed from third parties, generally on a nonexclusive basis. The Company believes that there are alternative sources for each of the material components of technology licensed by the Company from third parties. However, the termination of any of such licenses, or the failure of the third party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on the Company's quarterly results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.

     Possible Volatility of Stock Price. The Company's Common Stock is quoted for trading on the Nasdaq National Market. The market price for the Common Stock may continue to be highly volatile for a number of reasons including future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors. In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may materially and adversely affect the market price of the Company's Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and supplemental data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors and executive officers of the Company is set forth in Part I of this report under the caption "Directors, Executive Officers and Key Employees of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the definitive proxy statement for the Company's 1997 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement") under the caption "EXECUTIVE COMPENSATION AND OTHER MATTERS".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the Proxy Statement under the captions "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Proxy Statement under the captions "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "EXECUTIVE COMPENSATION AND OTHER MATTERS -- Compensation Committee Interlocks and Insider Participation in Compensation Decisions".

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Form:

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
 1.   Financial Statements:
      Reports of Independent Accountants...............................    32
      Consolidated Balance Sheets -- As of May 31, 1996 and 1997.......    33
      Consolidated Statements of Operations -- For each of the Three
      Years in the Period Ended May 31, 1997...........................    34
      Consolidated Statements of Changes in Stockholders' Equity -- For
      each of the Three Years in the Period Ended May 31, 1997.........    35
      Consolidated Statements of Cash Flows -- For each of the Three
      Years in the Period Ended May 31, 1997...........................    36
      Notes to Consolidated Financial Statements.......................    37
 2.   Financial Statement Schedules -- For years ended May 31, 1995,
      1996 and 1997:
      Schedule II -- Valuation and Qualifying Accounts.................    54
      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated
      financial statements or notes thereto.
 3.   Exhibits: See Index to Exhibits on page 56. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

     (b) Reports on Form 8-K:

        On March 28, 1997, the Company filed a report on Form 8-K/A (the "Form 8-K/A") amending its report on Form 8-K dated January 13, 1997, as filed on January 28, 1997, relating to the Agreement and Plan of Reorganization dated January 10, 1997 among the Company, Cognisoft Acquisition Corporation and Cognisoft Corporation, and certain shareholders of Cognisoft. Audited financial statements of Cognisoft Corporation for the period from April 30, 1996 (date of inception) to January 13, 1997 and pro forma financial information of Cognisoft Corporation were filed as exhibits to the Form 8-K/A.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Verity, Inc.

We have audited the accompanying consolidated balance sheets of Verity, Inc. and Subsidiaries as of May 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended May 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verity, Inc. and Subsidiaries as of May 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
June 18, 1997

                                  VERITY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                 MAY 31,
                                                                           -------------------
                                                                            1996        1997
                                                                           -------     -------
                                                                             (IN THOUSANDS,
                                                                           EXCEPT SHARE DATA)
                                ASSETS
Current assets:
  Cash and cash equivalents............................................    $ 2,482     $ 2,934
  Short-term investments...............................................     40,899      15,183
  Trade accounts receivable, less allowance for doubtful accounts of
     $389 in 1996 and $540 in 1997.....................................      8,822      10,868
  Prepaid and other current assets.....................................      1,161       1,694
                                                                           -------     -------
          Total current assets.........................................     53,364      30,679
Equipment and leasehold improvements, at cost, net of accumulated
  depreciation and amortization........................................      4,744      10,048
Long-term investments..................................................      4,592       7,057
Other assets...........................................................         24       1,659
                                                                           -------     -------
          Total assets.................................................    $62,724     $49,443
                                                                           =======     =======
                              LIABILITIES
Current liabilities:
  Current portion of long-term debt and capital lease obligations......    $   426     $   617
  Accounts payable.....................................................      3,368       4,409
  Accrued compensation.................................................      1,565       2,106
  Other accrued liabilities............................................        779       1,156
  Deferred revenue.....................................................      3,139       3,715
                                                                           -------     -------
          Total current liabilities....................................      9,277      12,003
Long-term debt and capital lease obligations, net of current portion...        639         167
                                                                           -------     -------
          Total liabilities............................................      9,916      12,170
                                                                           -------     -------
Commitments (Note 8).
                         STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value:
  Authorized: 2,000,000 shares in 1996 and 1997
  Issued and outstanding: none
Common stock, $.001 par value:
Authorized: 30,000,000 shares in 1996 and 1997
  Issued and outstanding: 10,735,000 shares in 1996 and 11,018,000
     shares in 1997....................................................         11          11
Additional paid-in capital.............................................     87,882      90,012
Notes receivable from stockholders.....................................     (1,225)     (1,090)
Unrealized gain (loss) on investments..................................       (125)          6
Accumulated deficit....................................................    (33,735)    (51,666)
                                                                           -------     -------
          Total stockholders' equity...................................     52,808      37,273
                                                                           -------     -------
          Total liabilities and stockholders' equity...................    $62,724     $49,443
                                                                           =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  VERITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED MAY 31,
                                                               --------------------------------
                                                                1995        1996         1997
                                                               -------     -------     --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                            DATA)
Revenues:
  Software products..........................................  $10,143     $24,472     $ 34,934
  Service and other..........................................    5,743       6,246        7,737
                                                               -------     -------     --------
          Total revenues.....................................   15,886      30,718       42,671
                                                               -------     -------     --------
Costs of revenues:
  Software products..........................................      623       2,074        2,688
  Service and other..........................................    2,926       2,785        3,892
                                                               -------     -------     --------
          Total costs of revenues............................    3,549       4,859        6,580
                                                               -------     -------     --------
Gross profit.................................................   12,337      25,859       36,091
                                                               -------     -------     --------
Operating expenses:
  Research and development...................................    5,892       8,488       14,310
  Acquisition of in-process research and development and
     other...................................................                  381       14,894
  Marketing and sales........................................    9,280      14,912       21,505
  General and administrative.................................    2,747       3,469        4,864
                                                               -------     -------     --------
          Total operating expenses...........................   17,919      27,250       55,573
                                                               -------     -------     --------
Loss from operations.........................................   (5,582)     (1,391)     (19,482)
Other income, net............................................       57       1,342        1,943
Interest expense.............................................     (313)       (264)        (212)
                                                               -------     -------     --------
Loss before provision for income taxes.......................   (5,838)       (313)     (17,751)
Provision for income taxes...................................                              (180)
                                                               -------     -------     --------
Net loss.....................................................   (5,838)       (313)     (17,931)
Accretion to redemption value of mandatorily redeemable
  convertible preferred stock................................   (2,081)       (611)
                                                               -------     -------     --------
Net loss applicable to common stockholders...................  $(7,919)    $  (924)    $(17,931)
                                                               =======     =======     ========
Net loss per share...........................................  $ (2.18)    $ (0.12)    $  (1.65)
                                                               =======     =======     ========
Number of shares used in per share calculation...............    3,635       7,829       10,840
                                                               =======     =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  VERITY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED MAY 31, 1995, 1996 AND 1997

                                                                     NOTES                                             TOTAL
                                COMMON STOCK      ADDITIONAL      RECEIVABLE        UNREALIZED                     STOCKHOLDERS'
                              -----------------     PAID-IN          FROM         GAIN (LOSS) ON    ACCUMULATED      (DEFICIT)
                              SHARES    AMOUNT      CAPITAL       STOCKHOLDER       INVESTMENTS       DEFICIT          EQUITY
                              -------   -------   -----------   ---------------   ---------------   ------------   --------------
                                                                        (IN THOUSANDS)
Balances, May 31, 1994......     720      $ 1       $   289                                           $(24,892)       $(24,602)
  Issuance of common stock:
    Upon exercise of stock
      options...............      68                     70                                                                 70
    In exchange for notes
      receivable............     783        1           900         $  (901)
    Other...................      10                     12                                                                 12
  Accretion to redemption
    value of preferred
    stock...................                                                                            (2,081)         (2,081)
  Net loss..................                                                                            (5,838)         (5,838)
                              ------      ---       -------         -------            -----          --------        --------
Balances, May 31, 1995......   1,581        2         1,271            (901)                           (32,811)        (32,439)
  Issuance of common stock:
    Upon exercise of stock
      options...............     561        1           726            (403)                                               324
    In exchange for
      services..............      21                     60                                                                 60
    From public offerings,
      net of issuance costs
      of $1,361.............   3,500        3        49,011                                                             49,014
    Upon exercise of
      warrants..............      17                     99                                                                 99
    Under employee stock
      purchase plan.........      82                    839                                                                839
  Conversion of mandatorily
    redeemable preferred....   5,008        5        35,917                                                             35,922
  Payments on notes
    receivable from
    stockholder.............                                             79                                                 79
  Repurchase of common stock
    from stockholders.......     (35)                   (41)                                                               (41)
  Unrealized loss on
    investments.............                                                           $(125)                             (125)
  Accretion to redemption
    value of preferred
    stock...................                                                                              (611)           (611)
  Net loss..................                                                                              (313)           (313)
                              ------      ---       -------         -------            -----          --------        --------
Balances, May 31, 1996......  10,735       11        87,882          (1,225)            (125)          (33,735)         52,808
  Issuance of common stock:
    Upon exercise of stock
      options...............      88                    199                                                                199
    Under employee stock
      purchase plan.........     249                  2,025                                                              2,025
    Net exercise of
      warrants..............       9
  Payments on notes
    receivable from
    stockholder.............                                            135                                                135
  Repurchase of common stock
    from stockholders.......     (63)                   (94)                                                               (94)
  Unrealized gain on
    investments.............                                                             131                               131
  Net loss..................                                                                           (17,931)        (17,931)
                              ------      ---       -------         -------            -----          --------        --------
Balances, May 31, 1997......  11,018      $11       $90,012         $(1,090)           $   6          $(51,666)       $ 37,273
                              ======      ===       =======         =======            =====          ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  VERITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED MAY 31,
                                                                            -----------------------------
                                                                             1995       1996       1997
                                                                            -------   --------   --------
                                                                                   (IN THOUSANDS)
Cash flows from operating activities:
  Net loss................................................................  $(5,838)  $   (313)  $(17,931)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.........................................    1,272      1,680      3,785
    Provision for doubtful accounts.......................................      383        455        360
    Amortization of discount on securities................................                (282)      (547)
    Realized gain on sale of investments..................................                (761)
    Acquisition of in-process research and development and other..........                 381     14,894
    Changes in operating assets and liabilities:
      Trade accounts receivable...........................................   (1,318)    (4,811)    (2,419)
      Prepaid and other current assets....................................       67       (838)    (1,294)
      Accounts payable....................................................      489        634      1,040
      Accrued compensation and other accrued liabilities..................     (248)     1,453        741
      Deferred revenue....................................................      (24)     1,219        580
                                                                            -------   --------   --------
         Net cash used in operating activities............................   (5,217)    (1,183)      (791)
                                                                            -------   --------   --------
Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements.....................   (1,156)    (3,899)    (8,592)
  Capitalization of software development costs............................                         (1,411)
  Decrease in other assets................................................       78                    38
  Net cash paid in acquisitions...........................................                (185)   (14,933)
  Purchases of investments................................................            (212,430)   (63,265)
  Maturity of investments.................................................             142,145     42,800
  Proceeds from sale of investments.......................................              25,712     44,441
                                                                            -------   --------   --------
         Net cash used in investing activities............................   (1,078)   (48,657)      (922)
                                                                            -------   --------   --------
Cash flows from financing activities:
  Borrowings under line of credit.........................................    1,150        750      8,000
  Payments on line of credit..............................................   (1,205)    (1,645)    (8,000)
  Proceeds from the sale of mandatorily redeemable convertible preferred
    stock.................................................................    4,406      3,242
  Proceeds from the sale of common stock, net of issuance costs...........       70     50,235      2,130
  Payments from stockholders on notes receivable..........................                  79        135
  Proceeds from issuance of notes payable.................................                 150
  Proceeds from sales and lease backs of equipment........................      626        147
  Principal payments on notes payable and capital lease obligations.......     (697)      (961)      (280)
                                                                            -------   --------   --------
         Net cash provided by financing activities........................    4,350     51,997      1,985
                                                                            -------   --------   --------
Effect of exchange rate changes on cash...................................       85          1        180
                                                                            -------   --------   --------
         Net increase (decrease) in cash and cash equivalents.............   (1,860)     2,158        452
Cash and cash equivalents, beginning of period............................    2,184        324      2,482
                                                                            -------   --------   --------
Cash and cash equivalents, end of period..................................  $   324   $  2,482   $  2,934
                                                                            =======   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest................................  $   313   $    262   $    212
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Accretion to redemption value of mandatorily redeemable preferred
    stock.................................................................  $ 2,081   $    611
  Equipment purchases included in accounts payable........................  $    95   $    376
  Issuance of common stock for notes receivable...........................  $   901   $    403
  Conversion of mandatorily redeemable preferred stock to common..........            $ 35,922
  Assets acquired in acquisitions.........................................            $    122   $    648
  Liabilities assumed in acquisitions.....................................            $    208   $    670
  Insite acquisition consideration included in accrued liabilities........            $    110
  Issuance of common stock for net exercise of warrants...................                       $     47

                                  VERITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. NATURE OF OPERATIONS:

     The Company develops, markets and supports software tools and applications that enable individuals, enterprises and publishers to intelligently search, filter, view and disseminate textual information residing on enterprise networks, on-line services, the Internet, CD-ROM and other electronic media. The Company markets and sells its software and services to commercial end users across many industries and government entities through multiple distribution channels, including direct sales and telesales organizations primarily in the United States and Europe, and a worldwide network of value added resellers and system integrators. The Company also licenses its software to original equipment manufacturers for use in their applications sold to end users.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Consolidation:

     The consolidated financial statements include the accounts of Verity, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

  Accounting Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents:

     Cash and cash equivalents consist of highly liquid investments with an original or remaining maturity of 90 days or less as of the date of purchase.

  Investments:

     The Company has classified its investments as available-for-sale. Such investments are recorded at fair value and unrealized gains and losses, if material, are recorded as a separate component of equity, net of tax, until realized. Interest income is recorded using an effective interest rate, with the associated premium or discount amortized to investment income. The cost of securities sold is based upon the specific identification method. As of the balance sheet date, investments with maturity dates of one year or less are classified as current, and those with maturity dates of greater than one year are classified as long-term.

  Equipment and Leasehold Improvements:

     Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets, generally three to five years. Leasehold improvements and leased assets are amortized on a straight-line basis over the lesser of their estimated useful life or the lease term. Gains and losses upon asset disposal are taken into income in the year of disposition.

  Intangible Assets:

     Intangible assets consist primarily of goodwill, purchased software and capitalized software development costs. Goodwill and purchased software are amortized on a straight-line basis over their estimated useful lives, generally five years and three years, respectively. The Company periodically evaluates the recoverability of

                                  VERITY, INC.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

  Intangible Assets: (continued)

goodwill and purchased software based upon estimated undiscounted future cash flows from the related products and businesses acquired. Intangible assets are included in other assets.

  Research and Development Costs:

     Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. During fiscal year 1997, the Company capitalized certain software development costs in connection with the development of a number of products included in the Company's new SEARCH'97 product line and the upcoming Intelliserve product. Such costs are amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight line basis over 12 to 18 months. The Company evaluates the estimated net realizable value of costs capitalized for each product at each balance sheet date and records write-downs to net realizable value for any product for which the net book value is in excess of the net realizable value. During fiscal 1997 the Company capitalized software development costs of $1,411,000, which are included in other assets at May 31, 1997 net of accumulated amortization of $474,000. Amortization is included in costs of product revenue. In fiscal 1995 and 1996, the Company did not capitalize any software development costs since such costs were not significant.

  Revenue Recognition:

     Revenues from the sale of software products are recognized upon delivery of the product if remaining vendor obligations are insignificant and collection of the resulting receivable is probable. Estimated sales returns and provisions for insignificant vendor obligations are recorded upon shipment.

     Service and other revenues include software maintenance revenues and other service revenues, primarily from consulting and training. Software maintenance revenues are deferred and recognized ratably over the life of the service contract. Service revenues from consulting contracts are recognized on the percentage of completion basis. Other service revenues are recognized as the related services are performed.

  Employee Stock Plans:

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which is effective for the Company's financial statements for fiscal years 1996 and 1997. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company has elected to continue to account for its stock based compensation in accordance with the provisions of APB No. 25 and present pro forma disclosures required by SFAS No. 123 (see Note
9).

  Income Taxes:

     Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities, measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

                                  VERITY, INC.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

  Certain Risks and Concentrations:

     The Company's products are concentrated in the electronic information search and retrieval software industry which is highly competitive and rapidly changing. A number of companies offer competitive products addressing certain of the Company's target markets, and act as direct competitors of the Company. The Company is dependent on the success of its strategic partners to obtain its competitive edge, and the failure of the products of the Company's strategic partners to achieve or maintain market acceptance could have material adverse effect on the Company's competitive position. Revenue is mainly derived from relatively large sales to a limited number of customers. The loss of a major customer or any reduction in orders by such customers, significant technological changes in the industry, and the infringement or expropriation of proprietary intellectual property rights or patents could affect operating results adversely. In addition, a significant portion of the Company's revenue is derived from international sales; therefore, fluctuation of the U.S. dollar against foreign currencies or local economic conditions could adversely affect operating results.

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consists of cash and cash equivalents, investments and accounts receivable. The Company maintains the majority of its cash and cash equivalents in demand accounts with two major financial institutions.

     The Company maintains cash balances in excess of its operating requirements in commercial paper securities issued by various corporate institutions, and debt securities backed by the United States government. The Company has not experienced any material losses in any of the instruments it has used for excess cash balances.

     The Company sells products to companies in North America and Europe. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains allowances for potential losses, and such losses have been within management's expectations. No single customer accounted for more than 10% of the accounts receivable balance at May 31, 1996 and 1997.

  Foreign Currency Translation:

     The Company translates the accounts of its foreign branches and subsidiaries using historical rates for nonmonetary assets and current rates for monetary assets. Remeasurement gains and losses from the translation of these branches and those that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in the statements of operations. The Company's foreign branches and subsidiaries use the U.S. dollar as their functional currency as the U.S. parent exclusively funds the branches and subsidiaries' operations with U.S. dollars. The net gain
(loss) on foreign currency remeasurement and exchange rate changes for fiscal years 1995, 1996 and 1997 which is included in other income (expense), net on the accompanying statements of operations, was $36,000, $(24,000) and $66,000, respectively.

  Fair Value of Financial Instruments:

     Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of capital lease obligations and notes payable approximate fair value. The fair value of the Company's investments are set forth in Note 4.

                                  VERITY, INC.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

  Computation of Net Loss Per Share:

     Net loss per share is computed using the weighted average number of shares of common and common stock equivalents outstanding. Common equivalent shares from stock options, warrants and preferred stock are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares and mandatorily redeemable convertible preferred stock, issued at prices below the public offering price during the twelve months immediately preceding the Company's initial filing date of the registration statement with the Securities and Exchange Commission, have been included in the calculation as if they were outstanding for all periods ending prior to the effectiveness of the Company's October 1995 initial public offering, using the treasury stock method and the initial public offering price.

  Recent Pronouncements:

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, and is effective for financial statements issued for interim and annual periods ending after December 15, 1997 and requires that prior periods be restated. The impact of the adoption of SFAS No. 128 on the financial statements of the Company has not yet been determined.

     In June 1997, the FASB issued SFAS No. 130, "Comprehensive Income." SFAS No. 130 becomes effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of the adoption of SFAS No. 130 on the consolidated financial statements.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement will change the way public companies report information about segments of their business in annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of the adoption of SFAS No. 131 on the consolidated financial statements.

 3. ACQUISITIONS:

     During fiscal years 1996 and 1997, the Company acquired the following entities described below, which were accounted for as purchase transactions.

  Insite:

     In March 1996, the Company acquired substantially all of the assets of Insite Computer Technology Limited (Insite), a company which has focused on developing groupware solutions, for a total cash purchase price of approximately $295,000 and assumed liabilities of $208,000. The purchase price has been allocated to the fair value of the tangible assets and in-process research and development in the amounts of $122,000 and $381,000, respectively.

                                  VERITY, INC.

 3. ACQUISITIONS: (CONTINUED)

  Insite: (continued)

     The operations of the acquired company are not material to the consolidated financial statements of the Company, and accordingly, separate pro forma financial information has not been presented for fiscal years 1995 and 1996 as if Insite had been acquired as of June 1, 1994.

  Cognisoft:

     In January 1997, the Company entered into an Agreement and Plan of Reorganization and Merger with Cognisoft Corporation (Cognisoft) providing for the acquisition of Cognisoft for a cash purchase price of approximately $10 million and assumed liabilities of $88,000. Cognisoft, a startup company located in Bellevue, Washington, has developed and released in July 1997, an Intranet application that enables corporations to "push" information to users from multiple data sources. The purchase price plus direct costs incurred was allocated to the tangible assets and in-process research and development in the amounts of $49,000 and $10,000,000, respectively.

  64k:

     In May 1997, the Company completed its acquisition of all the outstanding stock of 64k Incorporated (64k) for a cash purchase price of $3.5 million and assumed liabilities of approximately $50,000. Since its inception in 1996, 64k, based in San Jose, California, has focused on developing technology to improve the speed and effectiveness of relational database searches. The Company plans to integrate 64k technology directly into the SEARCH'97 platform. The purchase price plus direct costs incurred was allocated to the tangible assets and in-process research and development in the amounts of $491,000 and $3,060,000, respectively.

  KeyView:

     In May 1997, the Company acquired substantially all the assets of FTP Software Inc.'s KeyView product line for a cash purchase price of approximately $1.3 million and assumed liabilities of $489,000. KeyView is based in Calgary, Canada and sells and develops software utilities that allow users to view most file types whether encountered on the Internet, corporate intranets, e-mail attachments or found on a hard drive or network. The purchase price has been allocated to purchased software products and in-process research and development in the amounts of $184,000 and $1,065,000, respectively. The excess of the purchase price plus direct costs incurred over the fair value of the assets acquired was approximately $439,000 and has been recorded as goodwill, which is being amortized on a straight line basis over three years.

     The operating results of these acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The purchase prices in all of the above acquisitions have been allocated to assets and liabilities assumed though established valuation techniques used in the software industry. The amount of purchase price allocated to in-process research and development in each of the acquisitions relates to products for which technological feasibility has not been established and for which there is no alternative future use. Consequently, these amounts were expensed at their respective acquisition date. Also included in the expense line "Acquisition of in-process research and development and other" for the year ended May 31, 1997 is $600,000 related to the write-off of prepaid license fees previously paid for a product that is being replaced by KeyView.

                                  VERITY, INC.

 3. ACQUISITIONS: (CONTINUED)

  Pro Forma Information:

     The following unaudited pro forma financial information for the Company gives effect to the Cognisoft, KeyView and 64k acquisitions as if they had occurred at the beginning of fiscal 1996. Because Cognisoft and 64k began operations after June 1, 1995, their results of operations have been included in the pro forma financial statements from their respective dates of inception.

     The pro forma information excludes the nonrecurring write-off of in process research and development for which there was no alternative future uses and technological feasibility had not been established.

                                                                      FISCAL YEARS
                                                                  --------------------
                                                                   1996         1997
                                                                  -------     --------
                                                                     (IN THOUSANDS,
                                                                    EXCEPT PER SHARE
                                                                         DATA)
        Revenue...............................................    $31,088     $ 43,599
        Net loss..............................................    $(2,917)    $ (5,949)
        Net loss applicable to common stockholders............    $(3,528)    $ (5,949)
        Net loss per share....................................    $ (0.45)    $  (0.55)
        Shares used in calculation............................      7,829       10,840

     Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1996.

 4. INVESTMENTS:

     As of May 31, 1996, available-for-sale securities consist of the following (in thousands):

                                                              GROSS        GROSS
                                                  AMORTIZED UNREALIZED   UNREALIZED    FAIR
                                                   COST       GAINS        LOSSES      VALUE
                                                  -------   ----------   ----------   -------
        Corporate commercial
          paper -- short-term...................  $40,964      $  1        $  (66)    $40,899
        Corporate commercial
          paper -- long-term....................    4,652                     (60)      4,592
                                                                 --
                                                  -------                   -----     -------
        Total investments.......................  $45,616      $  1        $ (126)    $45,491
                                                  =======        ==         =====     =======

     As of May 31, 1997, available for-sale securities consist of the following (in thousands):

                                                               GROSS        GROSS
                                                 AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                   COST        GAINS        LOSSES      VALUE
                                                 ---------   ----------   ----------   -------
        Corporate commercial paper
          -- short-term........................   $15,178       $ 14         $ (9)     $15,183
        Corporate commercial paper
          -- long-term.........................     7,006          8           (7)       7,007
        Preferred stock........................        50                                   50
                                                  -------        ---         ----      -------
                                                  $22,234       $ 22         $(16)     $22,240
                                                  =======        ===         ====      =======

     At May 31, 1997, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

        Within one year....................................................  $15,178
        After one year through five years..................................    7,006
                                                                             -------
                                                                             $22,184
                                                                             =======

                                  VERITY, INC.

 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

     As of May 31, 1996 and 1997, equipment and leasehold improvements consist of the following (in thousands):

                                                                         MAY 31,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
        Computer equipment.......................................  $ 8,212     $ 9,717
        Furniture and fixtures...................................    2,037       3,950
        Leasehold improvements...................................      805       3,266
                                                                   -------     -------
                                                                    11,054      16,933
        Less accumulated depreciation and amortization...........   (6,463)     (6,885)
                                                                   -------     -------
                                                                     4,591      10,048
        Construction in progress.................................      153
                                                                   -------     -------
                                                                   $ 4,744     $10,048
                                                                   =======     =======

     Depreciation expense for fiscal years 1995, 1996 and 1997 was $1,214,000, $1,562,000 and $3,124,000, respectively.

     Assets acquired under capital leases included in equipment and leasehold improvements above are as follows (in thousands):

                                                                         MAY 31,
                                                                   -------------------
                                                                    1996        1997
                                                                   -------     -------
        Computer equipment.......................................  $ 3,454     $ 1,839
        Furniture and fixtures...................................      208          29
                                                                   -------     -------
                                                                     3,662       1,868
        Less accumulated amortization............................   (2,124)     (1,653)
                                                                   -------     -------
                                                                   $ 1,538     $ 1,538
                                                                   =======     =======

 6. BANK LINE OF CREDIT:

     The Company has available an unsecured $7,500,000 line of credit under an agreement with a bank which expires on September 30, 1997. Borrowings under the line of credit bear interest at the lender's prime rate (8.5% at May 31, 1997). The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases without the bank's approval. As of May 31, 1997, no borrowings were outstanding under the line of credit.

 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

     At May 31, 1997, the Company has long-term debt and capital lease obligations as follows (in thousands):

        Capital lease obligations............................................  $ 504
        Equipment notes payable..............................................    262
        Other................................................................     18
                                                                               -----
                                                                                 784
        Less current portion.................................................   (617)
                                                                               =====
                                                                               $ 167
                                                                               =====

                                  VERITY, INC.

 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS: (CONTINUED)

     The capital lease obligations, which expire through December 1999, are collateralized by the related assets. Under the terms of the capital lease obligations, the Company is responsible for property taxes, insurance and maintenance costs.

     The equipment notes payable are due between November 1997 and July 1998, bear interest at a rate of 16.4%, and are collateralized by the underlying equipment.

     Future minimum payments under long-term debt and capital lease obligations, are as follows (in thousands):

        FISCAL YEAR ENDING MAY 31,
        ----------------------------------------------------------------------
        1998..................................................................  $692
        1999..................................................................   171
                                                                                -----
                                                                                 863
        Less amount representing interest.....................................   (79)
                                                                                -----
                                                                                $784
                                                                                =====

 8. COMMITMENTS:

     The Company leases various facilities and vehicles under noncancelable operating leases expiring through December 1999. Under the terms of the leases, the Company is responsible for taxes, insurance and normal maintenance costs.

     The Company has entered into an operating lease agreement for its new primary operating facility which expires in September 2005. Under the terms of the lease, the Company is responsible for taxes, insurance and normal maintenance costs. The Company may extend the lease term for an additional five years by providing written notice of its exercise of this option no later than six months before the expiration of the lease term.

     At May 31, 1997, the future minimum rental payments under the operating leases are as follows (in thousands):

        Fiscal Year Ending May 31,
        1998...............................................................  $ 1,270
        1999...............................................................    1,321
        2000...............................................................    1,242
        2001...............................................................    1,176
        2002...............................................................    1,313
        Thereafter.........................................................    3,799
                                                                             -------
                                                                             $10,121
                                                                             =======

     Rent expense for fiscal years 1995, 1996 and 1997 was $986,000, $1,070,000 and $1,218,000, respectively.

 9. STOCKHOLDERS' EQUITY:

  Changes in and Conversion of Mandatorily Redeemable Convertible Preferred
Stock:

     In August 1995, the Company designated 500,000 shares of its preferred stock as Series H mandatorily redeemable convertible preferred stock and issued 436,000 shares of such preferred stock at $7.50 per share for gross proceeds of $3,267,000.

                                  VERITY, INC.

 9. STOCKHOLDERS' EQUITY: (CONTINUED)

Changes in and Conversion of Mandatorily Redeemable Convertible Preferred Stock:
(Continued)

     In October 1995, all outstanding shares of Series A through H mandatorily redeemable convertible preferred stock were converted to shares of the Company's common stock in conjunction with its initial public offering.

  Public Offerings:

     In August 1995, the Company's Board of Directors authorized the reincorporation of the Company in Delaware. As part of this reincorporation, the outstanding shares of the predecessor California corporation's common stock and all classes of its mandatorily redeemable convertible preferred stock were converted automatically into shares of the new Delaware corporation's common and mandatorily redeemable convertible preferred stock. As a result of the reincorporation, the Company's authorized common stock was increased to 30,000,000 shares, with a par value of $.001 per share, and upon the conversion of all outstanding mandatorily redeemable convertible preferred stock and the completion of the Company's initial public offering, the authorized preferred stock was reduced to 2,000,000 shares with a par value of $.001.

     In October 1995, the Company successfully completed its initial public offering of common stock. The Company sold 2,999,500 shares of common stock in this offering for $32,505,000, net of issuance costs of $961,000.

     In January 1996, the Company successfully completed its second public offering of common stock. The Company sold 500,000 shares of common stock in this offering for $16,509,000, net of issuance costs of $400,000.

  1995 Stock Option Plan:

     In July 1995, the Company adopted the Amended and Restated 1995 Stock Option Plan which amended and restated the 1988 Stock Option Plan. During fiscal year 1996, the Company increased the number of shares reserved under the 1995 Stock Option Plan from the 1,300,000 shares initially reserved under the 1988 Stock Option Plan to 2,911,000 shares of the Company's common stock. In September 1996, the Company's stockholders approved a further increase to the number of shares reserved under the 1995 Stock Option Plan from 2,911,000 to 3,311,000 shares of the Company's common stock.

     Under the terms of the Plan, incentive options may be granted at prices not lower than fair market value at date of grant, while nonqualified options may be granted at prices not lower than 85% of fair market value at the date of grant as determined by the Board of Directors. Options granted under the Plan are exercisable immediately and expire over periods of eight to ten years from the date of grant.

     Common shares purchased under the Plan are subject to the Company's right of repurchase, which generally lapses as to 12.5% of the shares six months from the individual's date of employment and thereafter, ratably over the remainder of a 3 1/2 year period, at the holder's original purchase price. Thereafter, the Company has the right of first refusal to purchase such shares. At May 31, 1996 and 1997, 154,000 shares and 15,000 shares, respectively, were subject to the Company's right of repurchase. At May 31, 1997, 219,000 shares of common stock were available for grant under the 1995 Stock Option Plan.

  1996 Nonstatutory Stock Option Plan:

     In February 1996, the Company's Board of Directors approved the 1996 Nonstatutory Stock Option Plan. The terms of the 1996 Nonstatutory Stock Option Plan are substantially the same as those of the 1995 Stock Option Plan. In April 1997, the Company increased the number of shares reserved under the Plan from 300,000 to 600,000 shares of common stock for issuance to certain employees and consultants of the

                                  VERITY, INC.

 9. STOCKHOLDERS' EQUITY: (CONTINUED)

  1996 Nonstatutory Stock Option Plan: (continued)

Company. At May 31, 1997, 442,000 shares of common stock were available for grant under the 1996 Nonstatutory Stock Option Plan.

  Outside Directors Plan:

     In July 1995, the Company's Board of Directors approved the 1995 Outside Directors Plan and reserved 200,000 shares of common stock for issuance to directors of the Company who are not employees of the Company. The Outside Directors Plan provides for the automatic granting of nonqualified stock options to directors of the Company who are not employees of the Company.

     At the initiation of the Plan, each current outside director was automatically granted an option to purchase 20,000 shares of common stock at the following annual meeting of stockholders. Each new outside director is automatically granted an option to purchase 20,000 shares of the Company's common stock at the annual meeting following their appointment. Thereafter, at each annual meeting of the stockholders, outside directors who have previously received options will receive a new option to purchase 5,000 shares of the Company's common stock. The exercise price of the options in all cases will be equal to the fair market value of the Company's common stock at the date of grant. Options granted under the Director's Plan are immediately exercisable but vest over four years and generally must be exercised within ten years. As of May 31, 1997, 35,000 options have been granted to outside directors and 165,000 shares of common stock were available for grant under this plan.

  1997 Stock Option Plan for Verity Canada:

     In May 1997, the Company's Board of Directors authorized the adoption of the 1997 Stock Option Plan for Verity Canada. Under this plan, the Company has reserved 150,000 shares of common stock for issuance to certain employees and consultants of Verity Canada. The terms of the 1997 Stock Option Plan for Verity Canada are substantially the same as those of the 1995 Stock Option Plan. At May 31, 1997, no options have been granted under this plan.

                                  VERITY, INC.

 9. STOCKHOLDERS' EQUITY: (CONTINUED)

  Activity Under Stock Option Plans:

     Activity under the above stock option plans is set forth below:

                                                                       OPTIONS OUTSTANDING
                                                            -----------------------------------------
                                                                           WEIGHTED
                                                 SHARES                  AVERAGE PRICE
                                               AVAILABLE      SHARES       PER SHARE        TOTAL
                                               ----------   ----------   -------------   ------------
Balances, May 31, 1994.......................     477,000      604,000      $  1.11      $    669,000
  Options granted............................    (594,000)     594,000      $  1.15           683,000
  Options canceled...........................     277,000     (277,000)     $  1.14          (317,000)
  Options exercised..........................                  (68,000)     $  1.03           (70,000)
                                               ----------   ----------                    -----------
Balance, May 31, 1995........................     160,000      853,000      $  1.13           965,000
  Shares reserved under plans................   2,111,000
  Options reinstated.........................      35,000
  Options granted............................  (1,709,000)   1,709,000      $ 23.20        39,644,000
  Options canceled...........................     554,000     (554,000)     $ 18.46       (10,229,000)
  Options exercised..........................                 (561,000)     $  1.30          (727,000)
                                               ----------   ----------                    -----------
Balances, May 31, 1996.......................   1,151,000    1,447,000      $ 20.49        29,653,000
  Shares reserved under plan.................     850,000
  Options reinstated.........................      63,000
  Options granted............................  (4,670,000)   4,670,000      $ 12.72        59,393,000
  Options canceled...........................   3,582,000   (3,582,000)     $ 19.28       (69,050,000)
  Options exercised..........................                  (88,000)     $  2.26          (199,000)
                                               ----------   ----------                    -----------
Balances, May 31, 1997.......................     976,000    2,447,000      $  8.09      $ 19,797,000
                                               ==========   ==========                    ===========

     During fiscal year 1996, certain officers of the Company provided four year recourse notes receivable totaling $403,000 bearing interest at approximately 6.5% in exchange for the purchase of a total of 284,000 shares of common stock under option. At May 31, 1997, the remaining balance on these notes was $189,000.

  Common Stock Option Plans:

     The following table summarizes information with respect to stock options outstanding at May 31, 1997:

                                       OPTIONS OUTSTANDING
                            -----------------------------------------      OPTIONS NOT SUBJECT TO
                                              WEIGHTED                    REPURCHASE UPON EXERCISE
                                              AVERAGE                     -------------------------
                              NUMBER         REMAINING       WEIGHTED                      WEIGHTED
             RANGE OF       OUTSTANDING     CONTRACTUAL      AVERAGE        NUMBER         AVERAGE
             EXERCISE       AT MAY 31,          LIFE         EXERCISE     AT MAY 31,       EXERCISE
              PRICE            1997           (YEARS)         PRICE          1997           PRICE
        ------------------  -----------     ------------     --------     ----------       --------
        $ 0.45-$ 2.90.....     301,000          6.92          $ 1.51        272,000         $ 1.35
        $ 5.00-$ 7.00.....     342,000          8.00          $ 6.00         32,000         $ 6.09
            $7.75    .....   1,183,000          7.79          $ 7.75        162,000         $ 7.75
        $10.37-$19.50.....     621,000          7.78          $13.07        102,000         $11.28
                            -----------                                   ----------
                             2,447,000          7.71          $ 8.09        568,000         $ 5.23
                             =========                                     ========

     At May 31, 1996, options to purchase 285,000 shares of common stock at a weighted average exercise price of $3.66, were not subject to the Company's right of repurchase upon exercise.

                                  VERITY, INC.

 9. STOCKHOLDERS' EQUITY: (CONTINUED)

  Common Stock Option Plans: (continued)

     In March 1997, the Company offered employees the right to cancel certain outstanding stock options and receive new options with an exercise price of $7.75 per share, the closing price of the common stock on the date individual employees agreed to cancel their original outstanding stock options. Options to purchase a total of 1,333,000 shares at original exercise prices ranging from $10.375 to $19.50 per share were canceled and new options were issued in March 1997. Vesting under the new options continues from the date of the original option grant. The option term on the repriced options is eight years.

  Employee Stock Purchase Plan:

     In July 1995, the Company's Board of Directors approved the 1995 Employee Stock Purchase Plan and reserved 250,000 shares of common stock for issuance to eligible employees. In September 1996, the Company's shareholders approved a further increase to the number of shares reserved under the employee stock purchase plan from 250,000 to 500,000 shares of common stock. The Employee Stock Purchase Plan permits eligible employees to purchase shares of the Company's common stock at 85% of the lesser of fair market value of the common stock on the first day of the offering period or the last day of the purchase period. The initial offering period commenced on the effective date of the offering. At May 31, 1996 and 1997, 82,000 shares and 331,000 shares, respectively, of the Company's common stock have been issued under the plan and 168,000 shares and 169,000 shares, respectively, remained available for purchase.

  Pro forma Stock-Based Compensation:

     The Company has elected to continue to follow the provisions of APB No. 25, "Accounting for Stock Issued to Employees", for financial reporting purposes and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Company's stock option plans or Employee Stock Purchase Plan. Had compensation cost for the Company's stock option plans and Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in fiscal years 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share for fiscal years 1996 and 1997 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                       FISCAL YEARS
                                                                    ------------------
                                                                     1996       1997
                                                                    ------     -------
        Net loss applicable to common stockholders -- as
          reported................................................  $  924     $17,931
                                                                    ======     =======
        Net loss applicable to common stockholders -- pro forma...  $2,813     $23,174
                                                                    ======     =======
        Net loss per share -- as reported.........................  $ 0.12     $  1.65
                                                                    ======     =======
        Net loss per share -- pro forma...........................  $ 0.36     $  2.14
                                                                    ======     =======

     The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

     The aggregate fair value and weighted average fair value of each option granted in fiscal years 1996 and 1997 were $22.0 million and $19.0 million, and $4.71 and $11.10, respectively. The fair value of each option

                                  VERITY, INC.

 9. STOCKHOLDERS' EQUITY: (CONTINUED)

  Pro forma Stock-Based Compensation (continued):

grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for fiscal years 1996 and 1997:

            Expected volatility.........................................    60%
            Risk-free interest rate.....................................    6.4%
            Expected life...............................................  4 years
            Expected dividend yield.....................................    0.0%

     The Company has also estimated the fair value for the purchase rights under the Employee Stock Purchase Plan using the Black-Scholes Model, with the following assumptions for fiscal years 1996 and 1997:

            Expected volatility...................................        60%
            Risk-free interest rate...............................       6.4%
            Expected life.........................................  .48-1.48 years
            Expected dividend yield...............................       0.0%

  Stock Options Issued Outside of the Plan:

     In June 1993, the Company's Board of Directors granted an officer of the Company an option outside of the Plan to purchase 365,000 shares of the Company's common stock at $2.00 per share. Such shares upon purchase will be subject to the Company's right of repurchase, which lapses ratably over four years. In addition, the officer was granted an option outside of the Plan for an additional 418,000 shares of the Company's common stock at $2.00 per share. Upon purchase, these shares are also subject to the Company's right of repurchase, which lapses the earlier of the achievement of certain specified Company performance goals or after completion by the officer of seven years of continuous employment. In December 1993, the exercise price for the shares under these options was reduced to $1.15 per share. In August 1994, the officer exercised his right to purchase all of the shares of common stock under option in exchange for a recourse note receivable of $901,000 bearing interest at 7.05% due August 2003. At May 31, 1997, 87,000 shares of common stock are subject to the Company's right of repurchase.

  Preferred Stock Purchase Rights Plan:

     In September 1996, the Company's Board of Directors adopted a Preferred Stock Purchase Rights Plan designed to enable all Verity stockholders to realize the full value of their investment and to provide for fair and equal treatment for all Verity stockholders in the event that an unsolicited attempt is made to acquire Verity. Under the Plan, stockholders will receive one Right to purchase one one-hundredth of a share of a new series of Preferred Stock for each outstanding share of Verity common stock held at the close of business on October 2, 1996. The Rights expire on September 17, 2006.

10. INCOME TAXES:

     Income (loss) before taxes consist of the following (in thousands):

                                                                  FISCAL YEARS
                                                              --------------------
                                                               1996         1997
                                                              -------     --------
            Domestic........................................  $(1,154)    $(20,532)
            Foreign.........................................      841        2,781
                                                               ------     --------
                                                              $  (313)    $(17,751)
                                                               ======     ========

                                  VERITY, INC.

10. INCOME TAXES: (CONTINUED)

     In fiscal year 1995, foreign income (loss) was not material.

     Details of the income tax provision for fiscal year 1997 consists of the following (in thousands):

            Current:
              State (net of benefit of $158 from the utilization of net
                 operating loss carryforwards)..........................    $ 42
              Foreign...................................................     138
                                                                            ----
                                                                            $180
                                                                            ====

     During fiscal year 1996, the Company had a current provision for income taxes of $401,000 which was substantially offset by a benefit derived from the utilization of net operating loss carryforwards.

     The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                                        FISCAL YEARS
                                                                  ------------------------
                                                                  1995     1996      1997
                                                                  ----     ----     ------
    Income tax (benefit) provision at statutory rate..........     (34)%    (34)%      (35)%
    State income taxes, net of federal taxes..................                         0.2
    Write-off of in-process research and development..........                        28.5
    Non-deductible expenses...................................                         1.6
    Foreign taxes.............................................                         0.8
    Net operating loss not benefited..........................      34       34        4.9
                                                                  -----    -----    -------
    Effective tax rate........................................      --%      --%       1.0%
                                                                  =====    =====    =======

     The components of the net deferred tax asset are (in thousands):

                                                                                 MAY 31,
                                                                           -------------------
                                                                             1996       1997
                                                                           --------   --------
Deferred tax assets:
  Accumulated depreciation...............................................  $    901   $  1,657
  Accrued compensation...................................................       224        259
  Other accruals and allowance for doubtful accounts.....................       206        469
  Research and development credits.......................................       969      1,518
  Net operating loss carryforwards.......................................     7,892      7,647
                                                                           ---------  ---------
                                                                             10,192     11,550
Deferred tax liabilities:
  Capitalized software...................................................                 (325)
                                                                           ---------  ---------
                                                                             10,192     11,225
Valuation allowance......................................................   (10,192)   (11,225)
                                                                           ---------  ---------
     Net deferred tax asset..............................................  $     --   $     --
                                                                           =========  =========

     The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

                                  VERITY, INC.

10. INCOME TAXES: (CONTINUED)

     The Company's deferred tax asset related to its net operating loss carryforwards includes the tax benefit derived from the disqualifying dispositions of incentive stock options and the exercise of nonqualified stock options. The benefit, which totaled $850,000 and $270,000 at May 31, 1996 and 1997, respectively, will be credited directly to additional paid-in capital when the Company's deferred tax asset is recognized.

     As of May 31, 1997, the Company had approximately $17,300,000 and $9,900,000 of net operating loss carryforwards for federal and California purposes, respectively, to offset future taxable income. The Company also has federal and state research and development tax credit carryforwards of approximately $1,100,000 and $400,000, respectively, at May 31, 1997. These carryforwards expire in the years 1998 to 2012 if not utilized. The Company's net operating loss and tax credit carryforwards are subject to an annual limitation of approximately $4,900,000 as a result of an ownership change, as defined by tax laws.

11. RELATED PARTY TRANSACTIONS:

     During the fiscal years 1995 and 1996, the Company provided consulting services and sold software product aggregating $172,000 and $54,000, respectively to three stockholders. These revenues and costs are included in the accompanying statements of operations.

12. EMPLOYEE BENEFIT PLAN:

     The Verity, Inc. 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code, provides tax deferred salary deductions for eligible employees. Employees are eligible to participate immediately upon date of hire.

     Participants may make voluntary contributions to the plan up to 20% of their compensation. The plan does not provide for Company contributions.

13. BUSINESS SEGMENT, FOREIGN SALES AND OPERATIONS, AND MAJOR CUSTOMERS:

     The Company, whose operations consist of a single line of business, develops, markets and supports software tools and applications that enable individuals, enterprises and publishers to intelligently search, filter, view and disseminate textual information residing on enterprise networks, on-line services, the Internet, CD-ROM and other electronic media.

     The Company has sales and marketing operations located outside the United States in the Netherlands, United Kingdom, France, Germany and Canada. Foreign branch and subsidiary revenues consist primarily of maintenance and consulting services.

          FINANCIAL DATA BY              UNITED                   OTHER
           GEOGRAPHIC AREA               STATES      EUROPE      FOREIGN     ELIMINATIONS      TOTAL
--------------------------------------  --------     -------     -------     ------------     --------
                                                                (IN THOUSANDS)
Revenues:
  1995................................  $ 13,398     $ 3,144      $ 593        $ (1,249)      $ 15,886
  1996................................    28,309       3,215        552          (1,358)        30,718
  1997................................    40,417       5,459                     (3,205)        42,671
Income (loss) from operations
  1995................................    (5,042)       (716)       176                         (5,582)
  1996................................        70      (1,683)       222                         (1,391)
  1997................................   (17,603)      2,756        (54)         (4,581)       (19,482)
Identifiable assets:
  1996................................    61,206       1,354        164                         62,724
  1997................................    45,521       3,516        406                         49,443

                                  VERITY, INC.

13. BUSINESS SEGMENT, FOREIGN SALES AND OPERATIONS, AND MAJOR CUSTOMERS:
(CONTINUED)

     Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Operating income consists of total net sales less operating expenses, and does not include either interest and other income, net, or income taxes. Identifiable assets of geographic areas are those assets used in the Company's operations in each area.

     Included in software product revenues are export sales of approximately $3,825,000, $5,861,000 and $10,144,000 in fiscal years 1995, 1996 and 1997, respectively.

     No single customer accounted for 10% or more of the Company's revenue during fiscal years 1995, 1996 and 1997. Revenues from the federal government and its agencies were $4,056,000, $3,230,000 and $4,037,000 for fiscal years 1995, 1996 and 1997, respectively.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Verity, Inc.:

     Our report on the consolidated financial statements of Verity, Inc. and Subsidiaries is included on page 32 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 31 of this Form 10-K.

     In our opinion, the financial schedule referred to above when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

                                          COOPERS & LYBRAND L.L.P.

San Jose, California
June 18, 1997

                                                                     SCHEDULE II

                                  VERITY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                      BALANCE       AMOUNTS
                                                        AT         CHARGED TO                    BALANCE
                                                     BEGINNING     PROFIT AND                    AT END
                   DESCRIPTION                        OF YEAR         LOSS        DEDUCTIONS     OF YEAR
-------------------------------------------------    ---------     ----------     ----------     -------
Year ended May 31, 1995
  Allowance for doubtful accounts................      $ 250          $383          $ (272)       $ 361
Year ended May 31, 1996
  Allowance for doubtful accounts................      $ 361          $455          $ (427)       $ 389
Year ended May 31, 1997
  Allowance for doubtful accounts................      $ 389          $350          $ (199)       $ 540

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VERITY, INC.

Date: August 26, 1997                     By: /s/ DONALD C. MCCAULEY
                                            ------------------------------------
                                            Donald C. McCauley
                                            Chief Financial Officer (Principal
                                              Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                SIGNATURE                                 TITLE                       DATE
------------------------------------------   --------------------------------   ----------------

            /s/ GARY J. SBONA                President and Chief Executive      August 26, 1997
------------------------------------------   Officer (Principal Executive
              Gary J. Sbona                  Officer)

          /s/ DONALD C. MCCAULEY             Vice President and Chief           August 26, 1997
------------------------------------------   Financial Officer (Principal
            Donald C. McCauley               Financial Officer)

          /s/ JAMES E. TICEHURST             Corporate Controller (Principal    August 26, 1997
------------------------------------------   Accounting Officer)
            James E. Ticehurst

           /s/ STEVEN M. KRAUSZ              Director                           August 26, 1997
------------------------------------------
             Steven M. Krausz

         /s/ STEPHEN A. MACDONALD            Director                           August 26, 1997
------------------------------------------
           Stephen A. MacDonald

        /s/ CHARLES P. WAITE, JR.            Director                           August 26, 1997
------------------------------------------
          Charles P. Waite, Jr.

                               INDEX TO EXHIBITS

    EXHIBIT
      NO.                                        DESCRIPTION
    -------   ---------------------------------------------------------------------------------
      2.1     Form of Agreement and Plan of Merger between Verity, Inc., a California corporation, and Verity Delaware Corporation, a Delaware corporation, filed
              September 22, 1995.(1)
      2.2     Agreement and Plan of Reorganization dated January 10, 1997 among Verity, Inc.,
              Cognisoft Acquisition Corporation and Cognisoft Corporation, and certain shareholders of Cognisoft.(7)
      2.3     Form of Stock Purchase Agreement dated as of May 31, 1997 among Verity, 64K and certain shareholders of 64K.(8)
      2.4     Agreement for Purchase and Sale of Assets dated as of May 30, 1997 among FTP US,
              FTP Canada, Verity US and Verity Canada.(9)
      3.1     Certificate of Incorporation of the Company.(1)
      3.2     By-Laws.(1)
      3.3     Certificate of Retirement of Series of Preferred Stock.(7)
      3.4     Certificate of Designation, Preferences and Rights of Series A Preferred
              Stock.(7)
      4.1     Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)
      4.2     Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996.(6)
     10.1     Form of Indemnification Agreement for directors and officers.(1)
     10.2     Amended and Restated 1995 Stock Option Plan and forms of agreements thereunder.(7)
     10.3     1995 Employee Stock Purchase Plan.(1),(4)
     10.4     1995 Outside Directors Stock Option Plan and forms of agreement thereunder.(1),(4)
     10.5     Employment Agreement between Philippe F. Courtot and the Company dated July 15,
              1993, together with related Amended and Restated Stock Purchase Agreement dated as of June 1, 1995.(1),(4)
     10.6     Security and Loan Agreement between Imperial Bank and the Company dated April 7,
              1994, as amended.(2)
     10.7     Series G Preferred Stock Purchase Agreement dated August 29, 1994.(1)
     10.8     Series H Preferred Stock Purchase Agreement dated August 1, 1995.(1)
     10.18    Lease Agreement between Ross Drive Investors and the Company dated January 22,
              1996.(3)
     10.19    Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc.
              dated July 31, 1997.
     10.20    Confidential Severance Option Agreement between Verity, Inc. and Richard Lo dated
              August 20, 1997.
     11.1     Statement of computation of loss per share.
     21.1     List of Subsidiaries.
     23.1     Consent of Independent Accountants.
     27.1     Financial Data Schedule (available in EDGAR format only).

---------------

(1) Incorporated by reference from the exhibits with corresponding numbers from the Company's Registration Statement (No. 33-96228), declared effective on October 5, 1996.

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

(5) Incorporated by reference from Exhibit No. 1 to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996.

(6) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-Q for the quarter ended August 31, 1996.

(7) Incorporated by reference from Exhibit No. 2.1 to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on January 27, 1997.

(8) Relating to the 64K acquisition, incorporated by reference from Exhibit No.
    2.1 to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 1997.

(9) Relating to the KeyView acquisition, incorporated by reference from Exhibit No. 2.1 to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 1997.