Form 10-Q
period 1997-08-31
VERITY INC \DE\
filed 1997-10-15
CIK 949956

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____________TO _____________

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

                                   YES [X] NO [ ]

   The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 11,048,000 as of August 31, 1997.


===============================================================================

                                  VERITY, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                        PAGE NO.
PART I:  FINANCIAL INFORMATION
Item 1:   Financial Statements.................................................1
          Condensed Consolidated Balance Sheets as of May 31, 1997 and
          August 31, 1997......................................................1
          Condensed Consolidated Statements of Operations for the Three
          Months Ended August 31, 1996 and 1997................................2
          Condensed Consolidated Statements of Cash Flows for the Three
          Months Ended August 31, 1996 and 1997................................3
          Notes to Condensed Consolidated Financial Statements.................4
Item 2:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations................................................6

PART II: OTHER INFORMATION
Item 1:   Legal Proceedings...................................................17
Item 2:   Changes in Securities...............................................17
Item 3:   Defaults upon Senior Securities.....................................17
Item 4:   Submissions of Matters to a Vote of Security Holders................17
Item 5:   Other Information...................................................17
Item 6:   Exhibits and Reports on Form 8-K....................................17
Signatures....................................................................18

PART I:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                                  VERITY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          MAY 31,    AUGUST 31,
                                                           1997         1997
                                                          -------    -----------
                                                                     (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents .............................$  2,934      $ 4,101
  Short-term investments ................................  15,183       13,285
  Trade accounts receivable, less
   allowance for doubtful accounts
   of $540 in 1997 and $500 in 1998 ..................... 10,868        7,477
  Prepaid and other current assets.......................  1,694        1,612
                                                          -------      -------
          Total current assets ..........................  30,679      26,475
Property and equipment, at cost, net
 of accumulated depreciation and amortization ...........  10,048       9,956
Long-term investments ...................................   7,057       2,012
Other assets.............................................   1,659       1,496
                                                          -------      -------
          Total assets ..................................$ 49,443      $39,939
                                                          =======      =======

                                   LIABILITIES
Current liabilities:
  Current portion of long-term debt and
   capital lease obligations.............................$    617      $   575
  Accounts payable ......................................   4,409        3,264
  Accrued compensation ..................................   2,106        2,258
  Other accrued liabilities .............................   1,156        1,320
  Deferred revenue.......................................   3,715        3,860
                                                          -------      -------
          Total current liabilities .....................  12,003       11,277
Long-term debt and capital lease obligations,
 net of current portion .................................     167           65
                                                          -------      -------
          Total liabilities..............................  12,170       11,342
                                                          -------      -------

                              STOCKHOLDERS' EQUITY
Common stock, $.001 par value:
   Authorized: 30,000,000 shares in 1997 and 1998;
   Issued and outstanding 11,018,000 shares
   in 1997 and 11,048,000 shares in 1998.................      11           11
Additional paid-in capital ..............................  90,012       90,061
Notes receivable from stockholders ......................  (1,090)          (62)
Unrealized gain on investments ..........................       6            19
Accumulated deficit ..................................... (51,666)      (61,432)
                                                         --------      --------
          Total stockholders' equity ....................  37,273        28,597
                                                         --------      --------
          Total liabilities and stockholders' equity ....$ 49,443      $ 39,939
                                                         ========      ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED
                                                                  AUGUST 31,
                                                               1996       1997
                                                               ----       ----
                                                                 (UNAUDITED)
Revenues:
  Software products ......................................$  7,229     $  3,116
  Service and other.......................................   1,583        2,224
                                                          --------     ---------
          Total revenues..................................   8,812        5,340
                                                          --------     ---------
Costs of revenues:
  Software products ......................................     616          705
  Service and other.......................................     873        1,685
                                                          --------     ---------
          Total costs of revenues.........................   1,489        2,390
                                                          --------     ---------
Gross profit..............................................   7,323        2,950
                                                          --------     ---------
Operating expenses:
  Research and development ...............................   3,499        5,033
  Marketing and sales ....................................   4,529        5,745
  General and administrative..............................   1,175        2,152
                                                          --------     ---------
          Total operating expenses........................   9,203       12,930
                                                          --------     ---------
Loss from operations .....................................  (1,880)      (9,980)
Other income, net.........................................     597          264
                                                          --------     ---------
Net loss before provision for income taxes ...............  (1,283)      (9,716)
Provision for income taxes................................      --           50
                                                          --------     --------
Net loss .................................................$ (1,283)    $ (9,766)
                                                          ========     ========

Net loss available to common stockholders ................$ (1,283)    $ (9,766)
                                                          ========     =========
Net loss per share .......................................$  (0.12)    $  (0.89)
                                                          ========     =========
Number of shares used in per share calculation............  10,744       11,033
                                                          ========     =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                               THREE MONTHS
                                                                   ENDED
                                                                AUGUST 31,
                                                                ----------
                                                               1996     1997
                                                               ----     ----
                                                                (UNAUDITED)
Cash flows from operating activities:
  Net loss ............................................... $(1,283)      (9,766)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization ........................     736        1,288
    Provision for doubtful accounts .....................      42         (130)
    Amortization of discount on securities ...............    (308)         (24)
    Changes in operating assets and liabilities:
       Trade accounts receivable .........................     208        3,519
       Prepaid and other current assets ..................    (249)          41
       Accounts payable ..................................     744       (1,147)
       Accrued compensation and other accrued liabilities.     (16)         328
       Deferred revenue...................................    (271)         138
                                                          --------      -------
          Net cash used in operating activities...........    (397)      (5,753)
                                                          --------      -------
Cash flows from investing activities:
  Acquisition of property and equipment ..................  (4,854)        (796)
  Purchases of marketable securities ..................... (38,439)      (3,691)
  Maturity of marketable securities ......................  25,800        1,400
  Proceeds from sale of marketable securities ............  16,459        9,272
  Capitalization of software .............................     --         (198)
                                                          --------      -------
          Net cash provided by (used in)
           investing activities ..........................  (1,034)       5,987
                                                          --------      -------
Cash flows from financing activities:
  Borrowings under line of credit ........................      --        1,500
  Payments on line of credit .............................      --       (1,500)
  Proceeds from stockholders on notes receivable .........     101        1,027
  Proceeds from the sale of common stock .................      33           50
  Principal payments on notes payable
   and capital lease obligations .........................     (97)        (145)
                                                          --------      -------
          Net cash provided by financing activities.......      37          932
                                                          --------      -------
Effect of exchange rate changes on cash...................      11            1
                                                          --------      -------
          Net increase (decrease) in cash and
           cash equivalents...............................  (1,383)       1,167

Cash and cash equivalents, beginning of period............   2,482        2,934
                                                          --------      -------

Cash and cash equivalents, end of period .................$  1,099      $ 4,101
                                                          ========      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest ...............$     43      $    57

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
 Acquisition consideration included in
  accrued liabilities.....................................$     50      $   200




The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (INFORMATION AS OF AUGUST 31, 1997 AND FOR THE QUARTERS ENDED
              AUGUST 31, 1996 AND 1997 AND THEREAFTER IS UNAUDITED)

1. INTERIM FINANCIAL DATA (UNAUDITED):

   The unaudited financial statements for the quarters ended August 31, 1996 and 1997 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual financial statements on Form 10-K for the year ended May 31, 1997.

   The Company's balance sheet as of May 31, 1997 was derived from the Company's audited financial statements but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

2. COMPUTATION OF NET LOSS PER SHARE

   Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants and preferred stock are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares and mandatorily redeemable convertible preferred stock, issued at prices below the initial public offering price during the twelve months immediately preceding the Company's initial public offering have been included in the calculation as if they were outstanding for all periods ending prior to the effectiveness of the Company's initial public offering using the treasury stock method and the initial public offering price.

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

   In June 1997, the FASB issued SFAS No. 130, "Comprehensive Income." SFAS No. 130 becomes effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require than an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of the adoption of SFAS No. 130 on the consolidated financial statements.

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

4. BANK LINE OF CREDIT

   The Company also maintains an unsecured line of credit providing for up to $7.5 million in credit, bearing interest at the bank's prime rate, and, pursuant to a recent amendment, expiring on November 29, 1997. The line of credit requires that, in order to borrow funds under the line of credit, the Company must be in compliance with certain financial covenants. As of October 14, 1997, due primarily to its results of operations for the quarter ended August 31, 1997, the Company was not in compliance with the line's covenant relating to minimum required tangible net worth. As of October 14, 1997, no borrowings were outstanding under the line of credit.

5. CAPITALIZED SOFTWARE

   During the three months ended August 31, 1997, the Company capitalized approximately $198,000 and amortized approximately $352,000 of software development costs, as required under generally accepted accounting principles, in connection with the development of a number of products included in the Company's new SEARCH'97 product line.

6. MANAGEMENT IN TRANSITION

   On July 31, 1997, Mr. Gary J. Sbona replaced Mr. Philippe F. Courtot as the Company's President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the agreement, Regent Pacific will provide management services to the Company, including the services of Mr. Sbona as Chief Executive Officer and President and at least three other Regent Pacific personnel as part of the Company management team. The agreement has a one year term and may be canceled by the Company after expiration of the initial 26 week period, with a minimum compensation to Regent Pacific of $1,300,000 for the initial period.

  On October 9, 1997, the Company announced the resignation of Donald C. McCauley as Vice President and Chief Financial Officer. Mr. McCauley had served as the Company's Chief Financial Officer since joining the Company as a consultant in March 1994.

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

   The Company's ongoing implementation of this strategy has involved several significant actions. During recent years, the Company has reduced significantly its average unit license fees. Also, during this period, the Company has devoted significant resources to modify and enhance its core technology to support a broader set of search and retrieval solutions for use on desktop and enterprise-wide systems, and over the Internet. Key engineering efforts in this regard have included the continued enhancement of the functionality of the Company's search engine and the modification of software to facilitate its incorporation in third parties' information management, publishing and groupware software applications. In recent years, the Company's engineering efforts have also resulted in the development of new applications of software for use with CD-ROM, online services and the Internet. The Company's core SEARCH'97 technology is deployed within the Company's own suite of applications, and also as an embedded feature within broadly distributed third-party software applications, such as Lotus Notes, Adobe Acrobat, Frame FrameViewer and Documentum Server and WorkSpace. The Company has also licensed its SEARCH'97 technology to prominent providers of Internet products and online services, including Netscape Communications, NetManage, Quarterdeck, AT&T WorldNet Services, and MCI's Delphi Internet, together with Internet publishers, including Cisco Systems, Compaq Computer, the Financial Times and Tandem Computer.

   In connection with its new strategy, the Company has also replaced the majority of its work force and substantially reorganized all of the departments within the Company. While experiencing significant turnover, the Company increased the number of research and development personnel from 29 at the beginning of fiscal 1994 to 132 at August 31, 1997.

   Since inception, the Company has incurred significant losses and substantial negative cash flow. Due in part to the transition, the Company experienced declining revenues and increased net losses in fiscal years 1994 and 1995. At August 31, 1997, the Company had cumulative operating losses of $50.9 million, with net losses of $313,000, $17.9 million and $9.8 million for fiscal 1996, fiscal 1997 and the three months ended August 31, 1997, respectively. For the three months ended August 31, 1997, total revenues decreased 39% over the corresponding fiscal 1997 period, primarily as a result of a 57% decrease in software product revenues. Total revenues for the three months ended August 31, 1997 decreased 52% from the $11.1 million for the previous three months ended May 31, 1997. Operating expenses for the three months ended August 31, 1997 decreased in absolute dollars from the prior three months, due primarily to $4.9 million of in-process research and development expenses incurred during the three months ended May 31, 1997 as a result of the acquisition of 64k Incorporated (64k) and FTP Software Inc.'s KeyView product line (KeyView). Operating expenses for the three months ended August 31, 1997 increased from the prior three months as a percentage of revenues, due primarily to lower revenue levels and, with respect to research and development expense, increased expenses related to 64k and KeyView. Research and development expenses were $5.0 million, or 94% of revenues, compared with $3.5 million, or 40% of revenues, for the same period last year. For the Company's previous quarter ended May 31, 1997, research and development expenses were $3.5 million or 31% of revenues. While it is the Company's goal to increase revenues and generate net income in future periods, no assurance can be given that the Company's revenues will increase from quarter to quarter in future periods, or that the Company will achieve positive cash flow or profitability.

    The ongoing implementation of the Company's new strategy has placed, and may continue to place, a significant strain on the Company's resources, including its personnel. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. As noted above, the Company has experienced significant turnover, including turnover of several senior members of management. In particular, on July 31, 1997, Mr. Gary J. Sbona replaced Mr. Philippe F. Courtot as the Company's President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the agreement, Regent Pacific will provide management services to the Company, including the services of Mr. Sbona as Chief Executive Officer and President and at least three other Regent Pacific personnel as part of the Company management team. The agreement has a one year term and may be canceled by the Company after expiration of the initial 26 week period, with a minimum compensation to Regent Pacific of $1,300,000 for that initial period. The agreement requires that the Company indemnify Regent Pacific and Mr. Sbona for certain liabilities arising out of the performance of services under the agreement. Also, on October 9, 1997, the Company announced the resignation of Donald C. McCauley as Vice President and Chief Financial Officer. If Company management is unable to effectively manage the Company's operations, identify opportunities in a timely fashion, and evaluate and manage the Company's business and competitive position, the Company's results of operations and financial condition will be materially and adversely affected. Furthermore, there can be no assurance that the Company will successfully develop and introduce new products on a timely basis or that its new or recently introduced products will achieve market acceptance.

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

RESULTS OF OPERATIONS

   The following table sets forth the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:


                                                         THREE MONTHS
                                                             ENDED
                                                           AUGUST 31,
                                                        1996       1997
                                                        ----      -----
Revenues:
  Software products ..............................      82.0 %     58.4 %
  Service and other ..............................      18.0       41.6
                                                       -----      -----
          Total revenues .........................     100.0      100.0
                                                       -----      -----
Costs of revenues:
  Software products ..............................       7.0       13.2
  Service and other ..............................       9.9       31.6
                                                       -----      -----
          Total costs of revenues ................      16.9       44.8
                                                       -----      ------
Gross profit .....................................      83.1       55.2
                                                       -----      -----
Operating expenses:
  Research and development .......................      39.7       94.2
  Marketing and sales ............................      51.4      107.6
  General and administrative .....................      13.3       40.3
                                                       -----      -----
          Total operating expenses ...............     104.4      242.1
                                                       -----      -----
Loss from operations .............................     (21.3)    (186.9)
Interest and other expenses ......................       6.7        4.9
Income before provision for income taxes .........     (14.6)    (182.0)
Provision for income taxes........................        --        0.9
                                                       -----     ------
Net loss .........................................     (14.6)%   (182.9)%
                                                       =====     ======


   REVENUES

   Total revenues decreased 39.4% from $8.8 million for the three months ended August 31, 1996 to $5.3 million for the three months ended August 31, 1997. Total revenues for the comparable three month period decreased primarily due to decreased revenues from licensing of enterprise products and tools and, to a lesser extent, Internet/publishing products. Software product revenues decreased as a percentage of total revenues from 82.0% for the three months ended August 31, 1996 to 58.4% for the three months ended August 31, 1997. Conversely, service and other revenues increased as a percentage of total revenues from 18.0% for the three months ended August 31, 1996 to 41.6% for the three months ended August 31, 1997.

   Software product revenues. Software product revenues decreased 56.9% from $7.2 million for the three months ended August 31, 1996 to $3.1 million for the three months ended August 31, 1997. The decrease for the three months ended August 31, 1997 in comparison to the three months ended August 31, 1996 was due principally to decreased revenues from licensing of enterprise products and tools and, to a lesser extent, Internet/publishing products.

   Service and other revenues. Service and other revenues increased 40.5% from $1.6 million for the three months ended August 31, 1996 to $2.2 million for the three months ended August 31, 1997. Maintenance revenues increased significantly between the comparable periods, but these increases were partially offset by reduced training revenues.

   Revenues from foreign operations accounted for 3.9% and 10.6% of total revenues, respectively, for the three months ended August 31, 1996 and 1997, with European operations alone accounting for 3.9% and 10.6% of total revenues for those periods. For the three months ended August 31, 1996 and 1997, export sales accounted for 23.7% and 21.9% of total revenues, respectively. The increase in revenues from foreign operations as a percentage of revenues resulted primarily from increased consulting revenues related to the recent acquisition of Verity Interactive and decreased domestic revenues. The Company expects that revenues derived from foreign operations and export sales will continue to vary in future periods as a percentage of total revenues.

    No single customer accounted for more than 10% of the Company's revenues for the three months ended August 31, 1996 and 1997. Revenues derived from sales to the federal government and its agencies were 9.2% and 8.8% of the Company's revenues for the three months ended August 31, 1996 and 1997, respectively. The Company expects that revenues from such government sales will continue to vary in future periods as a percentage of revenues.

   COSTS OF REVENUES

   Costs of software products. Costs of software products increased 14.4% from $616,000 for the three months ended August 31, 1996 to $705,000 for the three months ended August 31, 1997, representing 8.5% and 22.6%, respectively, of the software product revenues. The increase in absolute dollars was principally due to the amortization of $352,000 of software development costs. The increase in costs as a percentage of software product revenues was primarily related to decreased software product revenues for the three months ended August 31, 1997.

   Costs of service and other. Costs of service and other revenues increased 93.0% from $873,000 for the three months ended August 31, 1996 to $1.7 million for the three months ended August 31, 1997, representing 55.2% and 75.8%, respectively, of service and other revenues. The increase in absolute dollars and in costs as a percentage of service and other revenues was due principally to increases in technical support and consulting personnel.

   OPERATING EXPENSES

   Research and development. Research and development expenses increased 43.8% from $3.5 million for the three months ended August 31, 1996 to $5.0 million for the three months ended August 31, 1997, representing 39.7% and 94.2%, respectively, of total revenues. The increase in absolute costs was primarily due to a significant increase in headcount of research and development personnel focused on development of products addressing online, Internet/publishing, CD-ROM, and groupware applications. In particular, in the three months ended August 31, 1997, the Company incurred increased staffing expense relating principally to the recent acquisitions of Cognisoft, KeyView and 64k. The increase in costs as a percentage of total revenues was primarily related to decreased revenues for the three months ended August 31, 1997. Future research and development expenses may vary as a percentage of total revenues.

   Marketing and sales. Marketing and sales expenses increased 26.8% from $4.5 million in the three months ended August 31, 1996 to $5.7 million for the three months ended August 31, 1997, representing 51.4% and 107.6%, respectively, of total revenues. The increase in absolute costs was primarily related to the Company's expansion of its marketing and sales organization in the United States and Europe. The increase in costs as a percentage of total revenues was primarily related to decreased revenues for the three months ended August 31, 1997. The Company anticipates it will continue to make significant investments in marketing and sales.

   General and administrative. General and administrative expenses increased 83.1% from $1.2 million in the three months ended August 31, 1996 to $2.2 million for the three months ended August 31, 1997, representing 13.3% and 40.3%, respectively, of total revenues. The increase in absolute costs was primarily related to expenses associated with management in transition. See "Risk Factors - Management in Transition; Employee Turnover." The increase in costs as a percentage of total revenues was primarily related to decreased revenues for the three months ended August 31, 1997.

   The Company intends to continue to make significant investments in marketing and sales and in research and development throughout fiscal 1998, which could cause operating expenses to increase faster than revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

   Since its inception, the Company has financed its operations primarily through proceeds of approximately $23.6 million from private sales of Preferred Stock, proceeds from its initial public offering and secondary public offering of Common Stock and, to a lesser extent, bank credit lines and capital operating leases. The Company completed its initial public offering of Common Stock in October 1995 and realized net proceeds of $32.5 million. In January 1996, the Company completed its secondary public offering of Common Stock, which generated net proceeds of $16.5 million. The Company has used a portion of those proceeds to repay borrowings under its line of credit in the amount of $1.6 million. As of August 31, 1997, the Company had $19.4 million in cash and cash equivalents and available-for-sale securities.

   The Company's operating activities used cash of $397,000 and $5.8 million for the three months ended August 31, 1996 and 1997, respectively. In the three months ended August 31, 1996, an increase in accounts payable and depreciation and amortization expense were offset by the Company's net loss for the period. For the three months ended August 31, 1997, the Company's net loss for the period offset cash provided by a decrease in accounts receivable and depreciation and amortization expense.

   The Company's investing activities used cash of $1.0 million and provided cash of $6.0 million for the three months ended August 31, 1996 and 1997, respectively. For the three months ended August 31, 1996, cash used in investing activities consisted primarily of purchases of marketable securities offset by proceeds from the maturity of marketable securities and proceeds from the sale of marketable securities. For the three months ended August 31, 1997, cash provided by investing activities consisted primarily of proceeds from the sale and maturity of marketable securities partially offset by purchases of marketable securities.

   Cash provided by financing activities was $37,000 and $932,000 for the three months ended August 31, 1996 and 1997, respectively. In the three months ended August 31, 1996 and 1997, financing activities consisted primarily of proceeds from stockholders on notes receivable.

   At August 31, 1997, the Company's principal sources of liquidity were its cash, cash equivalents, and short-term investments of $17.4 million.
The Company also maintains an unsecured line of credit providing for up to $7.5 million in credit, bearing interest at the bank's prime rate, and, pursuant to a recent amendment, expiring on November 29, 1997. The line of credit requires that, in order to borrow funds under the line of credit, the Company must be in compliance with certain financial covenants. As of October 14, 1997, due primarily to its results of operations for the quarter ended August 31, 1997, the Company was not in compliance with the line's covenant relating to minimum required tangible net worth. As of October 14, 1997, no borrowings were outstanding under the line of credit.

   Capital expenditures, including capital leases, were approximately $4.9 million and $796,000 for the three months ended August 31, 1996 and 1997, respectively. For the three months ended August 31, 1996, these expenditures consisted primarily of leasehold improvements and capital equipment related to the Company's relocation to a new facility. In the three months ended August 31, 1997, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software.

   The Company believes that its current cash and cash equivalents and funds generated from operations, if any, will provide adequate liquidity to meet the Company's capital and operating requirements through at least fiscal 1998. Thereafter, or if the Company does not generate sufficient revenues or if the Company's spending plans change, the Company may find it necessary to seek to obtain additional sources of financing to support its capital needs, but there is no assurance that such financing will be available on commercially reasonable terms, or at all.

RISK FACTORS

   In addition to the other information in this report on Form 10-Q, the following risk factors should be considered carefully in evaluating the Company and its business:

   History of Losses; Strategic Realignment. Since inception, the Company has incurred significant losses and substantial negative cash flow. In the three months ended August 31, 1997, the Company had a net loss of approximately $9.8 million, and an operating loss of approximately $10.0 million. The Company was founded in 1988, and historically derived the substantial majority of its revenues from the licensing of high-priced, custom search and retrieval applications for use almost entirely by large organizations and government agencies. During these years, the Company also generated a substantial portion of its revenues by providing the consulting services required to support these products. In early fiscal 1994, the Company shifted its strategy to focus increasingly on more versatile, lower-priced software applications which require less specialized consulting. To achieve revenue growth, the Company must, among other things, increase market acceptance of the Company's technology, achieve significantly increased sales levels, respond effectively to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company's strategy will be successful or that the Company will experience increased revenues or become profitable or cash flow positive at any time in the future.

   Management in Transition; Employee Turnover. The Company is experiencing a period of transition and new product introductions that have placed, and will continue to place, a significant strain on its resources, including personnel. During the past few years, management and other personnel have focused on modifying and enhancing the Company's core technology to support a broader set of search and retrieval solutions for use on desktop and enterprise-wide systems, and over online services, the Internet and on CD-ROM. In order for the Company's strategy to succeed, the Company must, among other things, leverage its core technology to develop new product offerings by the Company and by its original equipment manufacturer ("OEM") customers that address the needs of these new markets. Many of the Company's products are still being developed or have only recently been introduced, and there is no assurance that such products will be successfully completed on a timely basis, will achieve market acceptance or will generate significant revenues. Projects relating to these efforts, including the development and commercial deployment of the Company's next generation SEARCH'97 suite of products, including its IntelliServ and Agent Server products and its groupware products for Microsoft Exchange, continued enhancement of the functionality of the Company's search engine, and technical integration of the Company's products with the products of the Company's strategic partners, when added to the day-to-day activities of the Company, will continue to strain the Company's resources and personnel.

   In connection with its strategy, the Company has also replaced the majority of its work force and substantially reorganized all of the departments within the Company. While experiencing substantial turnover, the Company increased the number of research and development personnel from 29 at the beginning of fiscal 1994 to 132 at August 31, 1997. Continuity of personnel can be an important factor in the successful completion of the Company's development projects, and ongoing turnover in the Company's research and development personnel could materially and adversely impact the Company's development and marketing efforts. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. As noted above, the Company has experienced significant turnover, including turnover of several senior members of management. In particular, on July 31, 1997, Mr. Gary J. Sbona replaced Mr. Philippe F. Courtot as the Company's President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the agreement, Regent Pacific will provide management services to the Company, including the services of Mr. Sbona as Chief Executive Officer and President and at least three other Regent Pacific personnel as part of the Company management team. The agreement has a one year term and may be canceled by the Company after expiration of the initial 26 week period, with a minimum compensation to Regent Pacific of $1,300,000 for that initial period. Also, on October 9, 1997, the Company announced the resignation of Donald C. McCauley as Vice President and Chief Financial Officer. Mr. McCauley had served as the Company's Chief Financial Officer since joining the Company as a consultant in March 1994. If Company management is unable to effectively manage the Company's operations, identify opportunities in a timely fashion, and evaluate and manage the Company's business and competitive position, results of operations and financial condition will be materially and adversely ]affected.

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

   The Company's revenues, and particularly its software products revenues, increased significantly in fiscal 1997 over fiscal 1996. As evidenced in the period ending August 31, 1997, however, there can be no assurance that the Company's revenues will increase significantly or at all in future periods.

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

   The Company's future operating results will depend in substantial part upon its ability to increase the installed base of its intelligent search and filtering technology and to begin to generate significant product revenues from its Topic Enterprise Server, Topic Client, SEARCH'97 CD Publisher, SEARCH'97 Information Server, IntelliServ, SEARCH'97 Agent Server, KeyView products and other products addressing the information retrieval and viewing requirements of individuals and corporations from data sources within an enterprise, and on CD-ROM, online services and the Internet. The Company's future operating results will also depend upon its ability to successfully market its technology to online and Internet publishers who use such technology to index their published information in the format used by Verity. To the extent that such publishers do not adopt the Company's technology for indexing their published information, users will be unable to search such information using the Company's search and retrieval products, which in turn will limit the demand for the Company's products.

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

   Dependence on International Operations. In fiscal 1996, fiscal 1997 and the three months ended August 31, 1997, revenues derived from foreign operations accounted for approximately 6.6%, 4.6% and 10.6% of the Company's total revenues, respectively, with European operations alone accounting for 5.6%, 4.6% and 10.6% of revenues for these periods. The Company's export sales accounted for 19.1%, 23.8% and 21.9% of revenues in fiscal 1996, fiscal 1997, and the three months ended August 31, 1997, respectively. Accordingly, on a combined basis, foreign operations and export sales accounted for approximately 25.7%, 28.4% and 32.5% of revenues in fiscal 1996, fiscal 1997 and the three months ended August 31, 1997, respectively. The Company expects that revenues derived from foreign operations and export sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future; however, these revenues may fluctuate significantly as a percentage of revenues from period to period. Certain of these revenues have been derived from sales to foreign government agencies which may be subject to risks similar to those described below.

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

   Dependence on United States Government and the Risk of Contract Termination. Agencies of the United States government have accounted for a significant portion of the Company's revenues. Specifically, these agencies accounted for approximately 10.5%, 9.5% and 8.8% of revenues in fiscal 1996, fiscal 1997 and the three months ended August 31, 1997, respectively. Sales to government agencies declined as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of the Company's products to re-evaluate their needs. Such budget reductions are expected to continue over at least the next several years. Future reductions in United States spending on information technologies could have a material adverse effect on the Company's operating results.

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

Item 5: Other Information:

        Not Applicable.

Item 6: Exhibits and Reports on Form 8-K:

        A.  Exhibits - - See Exhibit Index
        B.  Form 8-K

               On June 13, 1997, the Company filed a report on Form 8-K with the
            Securities and Exchange Commission relating to the Agreement for Purchase and Sale of Assets dated May 30, 1997 among the Company, FTP Software, Inc., and FTP Software Canada Ltd.

               On June 13, 1997, the Company filed a report on Form 8-K with the
            Securities and Exchange Commission relating to a Stock Purchase Agreement dated May 31, 1997 among the Company, 64k, Inc., and certain shareholders of 64k.

                On August 13, 1997, the Company filed a report on Form 8-K/A amending its report on Form 8-K dated June 13, relating to the Agreement for Purchase and Sale of Assets dated May 30, 1997 among the Company, FTP Software, Inc., and FTP Software Canada Ltd. Audited financial statements of the KeyView operations of FTP Software, Inc. for the years ended December 31, 1995 and 1996, and the three months ended March 31, 1996 and 1997 were filed as exhibits to the Form 8-K/A.

               On August 13, 1997, the Company filed a report on Form 8-K/A amending its report on Form 8-K dated June 13, relating to a Stock Purchase Agreement dated May 31, 1997 among the Company, 64k, Inc., and certain shareholders of 64k. Audited financial statements of 64k, Inc. for the year ended May 31, 1997 were filed as exhibits to the Form 8-K/A.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VERITY, INC.

                                            By: /s/  JAMES E. TICEHURST
                                                ----------------------------
                                                James E. Ticehurst
                                                Vice President, Controller
                                                and Administration
                                                (Principal Accounting Officer)

Dated: October 15, 1997

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION OF DOCUMENT
------                             -----------------------

  2.1 Form of Agreement and Plan of Merger between Verity, Inc., a California corporation, and Verity Delaware Corporation, a Delaware corporation, filed September 22, 1995.(1)
  2.2 Agreement and Plan of Reorganization dated January 10, 1997 among Verity, Inc., Cognisoft Acquisition Corporation and Cognisoft Corporation, and certain shareholders of Cognisoft.(7)
  2.3 Form of Stock Purchase Agreement dated as of May 31, 1997 among Verity, 64K and certain shareholders of 64K.(8)
  2.4 Agreement for Purchase and Sale of Assets dated as of May 30, 1997 among FTP US, FTP Canada, Verity US and Verity Canada.(9)
  3.1  Certificate of Incorporation of the Company.(1)
  3.2  By-Laws.(1)
  3.3  Certificate of  Retirement of Series of Preferred Stock.(7)
  3.4 Certificate of Designation, Preferences and Rights of Series A Preferred Stock.(7)
  4.1 Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)
  4.2 Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996.(6)
 10.1  Form of Indemnification Agreement for directors and officers.(1)
 10.2 Amended and Restated 1995 Stock Option Plan and forms of agreements thereunder.(7)
 10.3  1995 Employee Stock Purchase Plan.(1),(4)
 10.4 1995 Outside Directors Stock Option Plan and forms of agreement thereunder.(1),(4)
 10.5 Employment Agreement between Philippe F. Courtot and the Company dated July 15, 1993, together with related Amended and Restated Stock Purchase Agreement dated as of June 1, 1995.(1),(4)
 10.6 Security and Loan Agreement between Imperial Bank and the Company dated April 7, 1994, as amended.(2)
 10.7  Series G Preferred Stock Purchase Agreement dated August 29, 1994.(2)
 10.8  Series H Preferred Stock Purchase Agreement dated August 1, 1995.(2)
 10.18 Lease Agreement between Ross Drive Investors and the Company dated January 22, 1996.(3)
 10.19 Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated July 13, 1997.(10)
 10.20 Confidential Severance Option Agreement between Verity, Inc. and Richard Lo dated August 20, 1997.(10)
 10.21 Employment Agreement between Anthony J. Bettencourt and the Company dated August 28, 1997.
 11.1  Statement of computation of net loss per share.
 27.1  Financial Data Schedule

----------------
(1) Incorporated by reference from the exhibits with corresponding numbers from the Company's Registration Statement (No. 33-96228), declared effective on October 5, 1995.
(2) Incorporated by reference from the exhibits with corresponding numbers from the Company's Registration Statement (No. 33-80567), declared effective on January 17, 1996.
(3) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-Q for the quarter ended February 29, 1996.
(4) Management contract or compensatory plan covering executive officers and directors of the Company.
(5)   Confidential Treatment has been granted for portions of these exhibits.
(6) Incorporated by reference from exhibit no. 1 from the Company's Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996.
(7) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-Q for the quarter ended August 31, 1996.
(8) Relating to the 64K acquisition, incorporated by reference from Exhibit No. 2.1 to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 1997.
(9) Relating to the KeyView acquisition, incorporated by reference from Exhibit No. 2.1 to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 1997.
(10) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-K for the year ended May 31, 1997.