Form 10-Q
period 1997-11-30
VERITY INC \DE\
filed 1998-01-14
CIK 949956

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

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

                            ------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X]  NO [ ]

                            ------------------------

     The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 11,240,000 as of November 30, 1997.

     This report consists of 22 pages. The Exhibit Index to this report is located on page 19.

================================================================================

                                  VERITY, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           NO.
                                                                                           ----
PART I: FINANCIAL INFORMATION
Item 1:   Financial Statements...........................................................    1
          Condensed Consolidated Balance Sheets as of May 31, 1997 and November 30,
          1997...........................................................................    1
          Condensed Consolidated Statements of Operations for the three months ended
          November 30, 1996 and 1997 and the Six Months Ended November 30, 1996 and
          1997...........................................................................    2
          Condensed Consolidated Statements of Cash Flows for the Six Months Ended
          November 30, 1996 and 1997.....................................................    3
          Notes to Condensed Consolidated Financial Statements...........................    4

Item 2:   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................    6

PART II: OTHER INFORMATION

Item 1:   Legal Proceedings..............................................................   17
Item 2:   Changes in Securities..........................................................   17
Item 3:   Defaults upon Senior Securities................................................   17
Item 4:   Submissions of Matters to a Vote of Security Holders...........................   17
Item 5:   Other Information..............................................................   17
Item 6:   Exhibits and Reports on Form 8-K...............................................   17
Signatures...............................................................................   18

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                  VERITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                       MAY 31,      NOVEMBER 30,
                                                                         1997           1997
                                                                       --------     ------------
                                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents..........................................  $  2,934       $  3,489
  Short-term investments.............................................    15,183         12,341
  Trade accounts receivable, less allowance for doubtful accounts of
     $540 in 1997 and in $550 in 1998................................    10,868          8,679
  Prepaid and other current assets...................................     1,694          1,520
                                                                       --------       --------
          Total current assets.......................................    30,679         26,029
Property and equipment, at cost, net of accumulated depreciation and
  amortization.......................................................    10,048          9,387
Long-term investments................................................     7,057              5
Other assets.........................................................     1,659            685
                                                                       --------       --------
          Total assets...............................................  $ 49,443       $ 36,106
                                                                       ========       ========

                                          LIABILITIES

Current liabilities:
  Current portion of long-term debt and capital lease obligations....  $    617       $    442
  Accounts payable...................................................     4,409          3,618
  Accrued compensation...............................................     2,106          3,711
  Other accrued liabilities..........................................     1,156          1,696
  Deferred revenue...................................................     3,715          4,412
                                                                       --------       --------
          Total current liabilities..................................    12,003         13,879
Long-term debt and capital lease obligations, net of current
  portion............................................................       167             42
                                                                       --------       --------
          Total liabilities..........................................    12,170         13,921
                                                                       --------       --------

                                      STOCKHOLDERS' EQUITY

Common stock, $.001 par value:
  Authorized: 30,000,000 shares in 1997 and 1998;
  Issued and outstanding 11,018,000 shares in 1997 and 11,240,000
  shares in 1998.....................................................        11             11
Additional paid-in capital...........................................    90,012         90,808
Notes receivable from stockholders...................................    (1,090)           (62)
Unrealized gain on investments.......................................         6             19
Accumulated deficit..................................................   (51,666)       (68,591)
                                                                       --------       --------
          Total stockholders' equity.................................    37,273         22,185
                                                                       --------       --------
          Total liabilities and stockholders' equity.................  $ 49,443       $ 36,106
                                                                       ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS
                                                                 ENDED          SIX MONTHS ENDED
                                                             NOVEMBER 30,         NOVEMBER 30,
                                                           -----------------   ------------------
                                                            1996      1997      1996       1997
                                                           -------   -------   -------   --------
                                                              (UNAUDITED)         (UNAUDITED)
Revenues:
  Software products......................................  $ 9,726   $ 6,666   $16,955   $  9,782
  Service and other......................................    1,870     2,522     3,453      4,746
                                                           -------   -------   -------   --------
          Total revenues.................................   11,596     9,188    20,408     14,528
                                                           -------   -------   -------   --------
Costs of revenues:
  Software Products......................................    1,003       861     1,619      1,566
  Service and other......................................      980     1,294     1,853      2,979
                                                           -------   -------   -------   --------
          Total costs of revenues........................    1,983     2,155     3,472      4,545
                                                           -------   -------   -------   --------
  Gross profit...........................................    9,613     7,033    16,936      9,983
                                                           -------   -------   -------   --------
Operating expenses:
  Research and development...............................    3,290     4,153     6,789      9,186
  Marketing and sales....................................    5,459     6,048     9,988     11,793
  General and administrative.............................    1,177     1,484     2,352      3,636
  Restructuring charges..................................       --     3,006        --      3,006
                                                           -------   -------   -------   --------
          Total operating expenses.......................    9,926    14,691    19,129     27,621
                                                           -------   -------   -------   --------
Loss from operations.....................................     (313)   (7,658)   (2,193)   (17,638)
Other income, net........................................      535       549     1,132        813
                                                           -------   -------   -------   --------
Net income (loss) before provision for income taxes......      222    (7,109)   (1,061)   (16,825)
Provision for income taxes...............................       --        50        --        100
                                                           -------   -------   -------   --------
Net income (loss)........................................  $   222   $(7,159)  $(1,061)  $(16,925)
                                                           =======   =======   =======   ========
Net income (loss) applicable to common stockholders......  $   222   $(7,159)  $(1,061)  $(16,925)
                                                           =======   =======   =======   ========
Net income (loss) per share..............................  $  0.02   $ (0.64)  $ (0.10)  $  (1.52)
                                                           =======   =======   =======   ========
Number of shares used in per share calculation...........   11,421    11,168    10,779     11,101
                                                           =======   =======   =======   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                              NOVEMBER 30,
                                                                          --------------------
                                                                           1996         1997
                                                                          -------     --------
                                                                              (UNAUDITED)
Cash flows from operating activities:
  Net loss..............................................................  $(1,061)    $(16,925)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization......................................    1,637        3,041
     Non-cash restructuring charges.....................................       --        2,315
     Provision for doubtful accounts....................................      258          (79)
     Amortization of discount on securities.............................     (452)         (19)
     Equity in loss of investee company.................................       77           --
     Exchange loss......................................................        6           --
     Changes in operating assets and liabilities:
       Trade accounts receivable........................................   (4,108)       2,272
       Prepaid and other current assets.................................     (522)         108
       Accounts payable.................................................      743         (786)
       Accrued compensation and other accrued liabilities...............      (22)        (139)
       Deferred revenue.................................................      292          670
                                                                          -------     --------
          Net cash used in operating activities.........................   (3,152)      (9,542)
                                                                          -------     --------
Cash flows from investing activities:
  Acquisition of property and equipment.................................   (5,864)      (1,127)
  Purchases of marketable securities....................................  (40,730)      (5,302)
  Maturity of marketable securities.....................................   31,800        1,400
  Proceeds from sale of marketable securities...........................   19,483       13,773
  Investment in preferred stock.........................................     (500)          50
  Capitalization of software............................................     (803)        (198)
                                                                          -------     --------
          Net cash provided by investing activities.....................    3,386        8,596
                                                                          -------     --------
Cash flows from financing activities:
  Borrowings under line of credit.......................................    1,500        1,500
  Payments on line of credit............................................   (1,500)      (1,500)
  Proceeds from stockholders on notes receivable........................      135        1,027
  Proceeds from the sale of common stock................................      933          796
  Principal payments on notes payable and capital lease obligations.....     (203)        (300)
                                                                          -------     --------
          Net cash provided by financing activities.....................      865        1,523
                                                                          -------     --------
Effect of exchange rate changes on cash.................................       12          (22)
                                                                          -------     --------
          Net increase in cash and cash equivalents.....................    1,111          555
Cash and cash equivalents, beginning of period..........................    2,482        2,934
                                                                          -------     --------
Cash and cash equivalents, end of period................................  $ 3,593     $  3,489
                                                                          =======     ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..............................  $    54     $     81

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (INFORMATION AS OF NOVEMBER 30, 1997 AND FOR THE QUARTERS ENDED
            NOVEMBER 30, 1996 AND 1997 AND THEREAFTER IS UNAUDITED)

 1. INTERIM FINANCIAL DATA (UNAUDITED)

     The unaudited financial statements for the quarters ended November 30, 1996 and 1997 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual financial statements on Form 10-K for the year ended May 31, 1997.

     The Company's balance sheet as of May 31, 1997 was derived from the Company's audited financial statements but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

 2. COMPUTATION OF NET INCOME AND LOSS PER SHARE

     Net income and loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, warrants and preferred stock are excluded from the computation when their effect is antidilutive.

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

                                  VERITY, INC.

        (INFORMATION AS OF NOVEMBER 30, 1997 AND FOR THE QUARTERS ENDED
            NOVEMBER 30, 1996 AND 1997 AND THEREAFTER IS UNAUDITED)

 4. BANK LINE OF CREDIT

     The Company's unsecured line of credit, which provided for up to $7.5 million in credit, expired on November 29, 1997. The Company is currently renegotiating a new line of credit with the same bank.

 5. CAPITALIZED SOFTWARE

     During the three months ended November 30, 1997, the Company did not capitalize any software development costs. The Company amortized approximately $410,000 of software development costs and expensed approximately $370,000 as part of the Company's restructuring charge for products that the Company no longer intends to market. As of November 30, 1997, the Company does not have any remaining capitalized software development costs.

 6. MANAGEMENT IN TRANSITION

     On July 31, 1997, Mr. Gary J. Sbona replaced Mr. Philippe F. Courtot as the Company's President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the agreement, Regent Pacific provides management services to the Company, including the services of Mr. Sbona as Chief Executive Officer and President and at least three other Regent Pacific personnel as part of the Company management team. The agreement has a one year term and may be canceled by the Company after expiration of the initial 26 week period, with a minimum compensation to Regent Pacific of $1,300,000 for the initial period.

     On October 9, 1997, the Company announced the resignation of Donald C. McCauley as Vice President and Chief Financial Officer. Mr. McCauley had served as the Company's Chief Financial Officer since joining the Company as a consultant in March 1994.

 7. RESTRUCTURING CHARGES

     During the quarter ended November 30, 1997, the Company implemented a worldwide restructuring of its corporate structure which resulted in workforce reductions and business consolidations. In connection with the restructuring, the Company recorded in the quarter ended November 30, 1997, a $3.0 million restructuring charge, of which approximately $1.6 million was related to severance costs associated with the reduction in the worldwide workforce, approximately $0.5 million to the termination of certain lease agreements, approximately $0.6 million to the write-off of certain assets and approximately $0.3 million to other costs associated with the restructuring.

     Of the total $3.0 million in restructuring charges, approximately $2.3 million is a current liability at November 30, 1997. Of the $2.3 million, $1.5 million relates to severance costs to be paid out in future quarters, $0.5 million to the termination of certain lease obligations which are scheduled to be paid out over the remaining life of the lease agreements and $0.3 million to other costs associated with the restructuring.

 8. STOCK OPTION REPRICING

     On September 5, 1997, the Company's Board of Directors approved a plan whereby each employee at Verity's Business Applications Division (formerly Cognisoft Corporation) holding options to purchase the Company's common stock was given a choice to either retain certain of his or her current stock options or to cancel and exchange such options for new options to purchase four (4) shares of common stock for each five (5) shares subject to the canceled options. The exercise price per share for the new options was set equal to the fair market price on September 5, 1997.

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

     Since inception, the Company has incurred significant losses and substantial negative cash flow. Due in part to the transition, the Company experienced declining revenues and increased net losses in fiscal years 1994 and 1995. At November 30, 1997, the Company had cumulative operating losses of $58.6 million, with net losses of $313,000, $17.9 million and $16.9 million for fiscal 1996, fiscal 1997 and the six months ended November 30, 1997, respectively. For the three months ended November 30, 1997, total revenues decreased 20.8% over the corresponding fiscal 1997 period, primarily as a result of a 31.5% decrease in software product revenues. Total revenues for the three months ended November 30, 1997 increased 72.1% from the $5.3 million for the previous three months ended August 31, 1997. Operating expenses for the three months ended November 30, 1997 increased in absolute dollars from the prior three months, due primarily to $3.0 million of restructuring charges incurred during the three months ended November 30, 1997. Operating expenses for the three months ended November 30, 1997 decreased from the prior three months as a percentage of revenues, due primarily to an increase in revenues. While it is the Company's goal to increase revenues and generate net income in future periods, no assurance can be given that the Company's revenues will increase from quarter to quarter in future periods, or that the Company will achieve positive cash flow or profitability.

     The ongoing implementation of the Company's new strategy has placed, and may continue to place, a significant strain on the Company's resources, including its personnel.

     In this regard, during the past few years the Company has replaced the majority of its work force and substantially reorganized all of the departments within the Company. During the quarter ended November 30, 1997, the Company implemented a worldwide restructuring of its corporate structure which resulted in workforce reductions and business consolidations. In connection with the restructuring, the Company recorded in the quarter ended November 30, 1997, a $3.0 million restructuring charge, of which approximately $1.6 million was related to severance costs associated with the reduction in the worldwide workforce, approximately $0.5 million to the termination of certain lease agreements, approximately $0.6 million to the write-off of certain assets and approximately $0.3 million to other costs associated with the restructuring. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. As noted above, the Company has experienced significant turnover, including turnover of several senior members of management. In particular, on July 31, 1997, Mr. Gary J. Sbona replaced Mr. Philippe F. Courtot as the Company's President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the agreement, Regent Pacific provides management services to the Company, including the services of Mr. Sbona as Chief Executive Officer and President and at least three other Regent Pacific personnel as part of the Company management team. The agreement has a one year term and may be canceled by the Company after expiration of the initial 26 week period, with a minimum compensation to Regent Pacific of $1,300,000 for that initial period. The agreement requires that the Company indemnify Regent Pacific and Mr. Sbona for certain liabilities arising out of the performance of services under the agreement. Also, on October 9, 1997, the Company announced the resignation of Donald C. McCauley as Vice President and Chief Financial Officer. If Company management is unable to effectively manage the Company's operations, identify opportunities in a timely fashion, and evaluate and manage the Company's business and competitive position, the Company's results of operations and financial condition will be materially and adversely affected. Furthermore, there can be no assurance that the Company will successfully develop and introduce new products on a timely basis or that its new or recently introduced products will achieve market acceptance. See Note 6 to Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

                                                           THREE MONTHS          SIX MONTHS
                                                               ENDED               ENDED
                                                           NOVEMBER 30,         NOVEMBER 30,
                                                          ---------------     ----------------
                                                          1996      1997      1996       1997
                                                          -----     -----     -----     ------
Revenues:
  Software products.....................................   83.9%     72.6%     83.1%      67.3%
  Service and other.....................................   16.1      27.4      16.9       32.7
                                                          -----     -----     -----     ------
          Total revenues................................  100.0     100.0     100.0      100.0
                                                          -----     -----     -----     ------
Costs of revenues:
  Software products.....................................    8.6       9.4       7.9       10.8
  Service and other.....................................    8.5      14.1       9.1       20.5
                                                          -----     -----     -----     ------
          Total costs of revenues.......................   17.1      23.5      17.0       31.3
                                                          -----     -----     -----     ------
Gross profit............................................   82.9      76.5      83.0       68.7
                                                          -----     -----     -----     ------
Operating expenses:
  Research and development..............................   28.4      45.2      33.3       63.2
  Marketing and sales...................................   47.1      65.8      48.9       81.2
  General and administrative............................   10.1      16.2      11.5       25.0
  Restructuring charge..................................     --      32.7        --       20.7
                                                          -----     -----     -----     ------
          Total operating expenses......................   85.6     159.9      93.7      190.1
                                                          -----     -----     -----     ------
Loss from operations....................................   (2.7)    (83.4)    (10.7)    (121.4)
Interest and other expenses.............................    4.6       6.0       5.5        5.6
                                                          -----     -----     -----     ------
Income before provision for income taxes................  1.9..     (77.4)     (5.2)    (115.8)
Provision for income taxes..............................     --       0.5        --        0.7
                                                          -----     -----     -----     ------
Net income (loss).......................................    1.9%    (77.9)%    (5.2)%   (116.5)%
                                                          =====     =====     =====     ======

  REVENUES

     Total revenues decreased 28.8% from $20.4 million for the six months ended November 30, 1996 to $14.5 million for the six months ended November 30, 1997. Total revenues decreased 20.8% from $11.6 million for the three months ended November 30, 1996 to $9.2 million for the three months ended November 30, 1997. Total revenues for the comparable six month period decreased primarily due to decreased revenues from licensing of Internet/publishing products and tools. Software product revenues decreased as a percentage of total revenues from 83.1% and 83.9% for the six months and three months ended November 30, 1996 respectively, to 67.3% and 72.6%, respectively for the comparable periods in fiscal 1998. Conversely, service and other revenues increased as a percentage of total revenues from 16.9% and 16.1% for the six months and three months ended November 30, 1996, respectively, to 32.7% and 27.4%, respectively, for the comparable periods in fiscal 1998.

     Software product revenues. Software product revenues decreased 42.3% from $17.0 million for the six months ended November 30, 1996 to $9.8 million for the six months ended November 30, 1997. The decrease for the six months ended November 30, 1997 in comparison to the six months ended November 30, 1996 was due principally to decreased revenues from licensing of Internet/publishing products and tools. Software product revenues decreased 31.5% from $9.7 million for the three months end November 30, 1996 to $6.7 million for the three months ended November 30, 1997. The decrease for the three months ended November 30, 1997 from the three months ended November 30, 1996 was due principally to decreased revenues from licensing of Internet/publishing products.

     Service and other revenues. Service and other revenues increased 37.4% from $3.5 million for the six months ended November 30, 1996 to $4.7 million for the six months ended November 30, 1997. Service and other revenues increased 34.9% from $1.9 million for the three months ended November 30, 1996 to $2.5 million for the three months ended November 30, 1997. Maintenance and consulting revenues increased significantly between the comparable periods, but these increases were partially offset by reduced training revenues.

     Revenues from foreign operations accounted for 4.2% and 8.1% of total revenues, respectively, for the six months ended November 30, 1996 and 1997, with European operations alone accounting for 4.2% and 8.1% of total revenues for those periods. For the six months ended November 30, 1996 and 1997, export sales accounted for 22.3% and 25.1% of total revenues, respectively. Revenues from foreign operations accounted for 4.5% and 6.6%, respectively, for the three months ended November 30, 1996 and 1997, with European operations alone accounting for 4.5% and 6.6% of total revenues for those periods. For the three months ended November 30, 1996 and 1997, export sales accounted for 21.3% and 27.0% of total revenues, respectively. The increase in revenues from foreign operations as a percentage of revenues resulted primarily from increased consulting revenues contributed by the Company's subsidiary, Verity Interactive, and decreased domestic revenues. The Company expects that revenues derived from foreign operations and export sales will continue to vary in future periods as a percentage of total revenues.

     Licensing and maintenance of software products to KPMG International accounted for approximately 10.8% of the Company's revenues for the six months ended November 30, 1997 and for approximately 11.7% of the Company's revenues for the three months ended November 30, 1997. Licensing and maintenance of software products to Cisco Systems, Inc. accounted for approximately 19.8% of the Company's revenues for the six months ended November 30, 1996 and for approximately 32.6% of the Company's revenues for the three months ended November 30, 1996. Revenues derived from sales to the federal government and its agencies were 7.5% and 10.3% of the Company's revenues for the six months ended November 30, 1996 and 1997, respectively and 6.3% and 11.2% of the Company's revenues for the three months ended November 30, 1996 and 1997, respectively. The Company expects that revenues from such government sales will continue to vary in future periods as a percentage of revenues.

  COSTS OF REVENUES

     Costs of software products. Costs of software products decreased 3.3% from $1.62 million for the six months ended November 30, 1996 to $1.57 million for the six months ended November 30, 1997, representing 9.6% and 16.0%, respectively, of the software product revenues. Costs of software products decreased 14.2% from $1.0 million for the three months ended November 30, 1996 to $861,000 for the three months ended November 30, 1997 representing 10.3% and 12.9% respectively of the software product revenues. The decrease in absolute dollars was principally due to the inclusion of licensed software relating to third party software components included in certain products during the periods ended November 30, 1996. The increase in costs as a percentage of software product revenues was primarily related to decreased software product revenues for the six months ended November 30, 1997.

     Costs of service and other. Costs of service and other revenues increased 60.8% from $1.9 million for the six months ended November 30, 1996 to $3.0 million for the six months ended November 30, 1997, representing 53.7% and 62.8%, respectively, of service and other revenues. Cost of service and other revenues increased 32.0% from $980,000 for the three months ended November 30, 1996 to $1.3 million for the three months ended November 30, 1997, representing 52.4% and 51.3%, respectively, of service and other revenues. The increase in absolute dollars and in costs as a percentage of service and other revenues was due principally to increases in consulting personnel.

  OPERATING EXPENSES

     Research and development. Research and development expenses increased 35.5% from $6.8 million for the six months ended November 30, 1996 to $9.2 million for the six months ended November 30, 1997, representing 33.3% and 63.2%, respectively, of total revenues. Research and development expenses increased 26.2% from $3.3 million for the three months ended November 30, 1996 to $4.2 million for the three months ended November 30, 1997, representing 28.4% and 45.2%, respectively, of total revenues. The increase in absolute costs was primarily due to a significant increase in headcount of research and development personnel. In particular, in the six months ended November 30, 1997, the Company incurred increased staffing expense relating principally to the recent acquisition of KeyView. In addition, during the six months ended November 30, 1996, the Company capitalized approximately $800,000 of software development costs in connection with the development of a number of products included in the Company's SEARCH'97 product line. The increase in costs as a percentage of total revenues was primarily related to decreased revenues for the six months ended November 30, 1997. Future research and development expenses may vary as a percentage of total revenues.

     Marketing and sales. Marketing and sales expenses increased 18.1% from $10.0 million in the six months ended November 30, 1996 to $11.8 million for the six months ended November 30, 1997, representing 48.9% and 81.2%, respectively, of total revenues. Marketing and sales expenses increased 10.8% from $5.5 million for the three months ended November 30, 1996 to $6.0 million for the three months ended November 30, 1997, representing 47.1% and 65.8%, respectively, of total revenues. The increase in absolute costs was primarily related to the Company's expansion of its sales organization in the United States and Europe. The increase in costs as a percentage of total revenues was primarily related to decreased revenues for the six months ended November 30, 1997. The Company anticipates it will continue to make significant investments in marketing and sales.

     General and administrative. General and administrative expenses increased 54.6% from $2.4 million in the six months ended November 30, 1996 to $3.6 million for the six months ended November 30, 1997, representing 11.5% and 25.0%, respectively, of total revenues. General and administrative expenses increased 26.1% from $1.2 million in the three months ended November 30, 1996 to $1.5 million for the three months ended November 30, 1997, representing 10.2% and 16.2%, respectively, of total revenues. The increase in absolute costs was primarily related to expenses associated with management in transition. See "Risk Factors -- Management in Transition; Employee Turnover." The increase in costs as a percentage of total revenues was primarily related to decreased revenues for the six months ended November 30, 1997.

     Restructuring charges. During the quarter ended November 30, 1997, the Company implemented a worldwide restructuring of its corporate structure which resulted in workforce reductions and business consolidations. In connection with the restructuring, the Company recorded in the quarter ended November 30, 1997, a $3.0 million restructuring charge of which $1.6 million was related to severance costs associated with the reduction in the worldwide workforce, $0.5 million to the termination of certain lease agreements, $0.6 million to the write-off of certain assets and $0.3 million to other costs associated with the restructuring.

     Of the total $3.0 million in restructuring charges, approximately $2.3 million is a current liability at November 30, 1997. Of the $2.3 million, approximately $1.5 million relates to severance costs to be paid out in future quarters, approximately $0.5 million to the termination of certain lease obligations which will be paid out over the remaining life of the lease agreements and approximately $0.3 million to other costs associated with the restructuring. See Note 7 of Notes to Condensed Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through proceeds of approximately $23.6 million from private sales of Preferred Stock, proceeds from its initial public offering and secondary public offering of Common Stock and, to a lesser extent, bank credit lines and capital operating leases. The Company completed its initial public offering of Common Stock in October 1995 and realized net proceeds of $32.5 million. In January 1996, the Company completed its secondary public offering of Common Stock, which generated net proceeds of $16.5 million. The Company has used a portion of those proceeds to repay borrowings under its line of credit in the amount of $1.6 million. As of November 30, 1997, the Company had $15.8 million in cash and cash equivalents and available-for-sale securities.

     The Company's operating activities used cash of $3.2 million and $9.5 million for the six months ended November 30, 1996 and 1997, respectively. In the six months ended November 30, 1996, an increase in accounts receivable was partially offset by depreciation and amortization expense. For the six months ended November 30, 1997, the Company's net loss for the period was partially offset by depreciation and amortization expense, non-cash restructuring charges and a decrease in accounts receivable.

     The Company's investing activities provided cash of $3.4 million and $8.6 million for the six months ended November, 1996 and 1997, respectively. For the six months ended November 30, 1996 and November 30, 1997, cash provided by investing activities consisted primarily of proceeds from the sale and maturity of marketable securities partially offset by purchases of marketable securities and purchases of property and equipment.

     Cash provided by financing activities was $865,000 and $1.5 million for the six months ended November 30, 1996 and 1997, respectively. In the six months ended November 30, 1996 and 1997, financing activities consisted primarily of proceeds from the sale of Common Stock in connection with the Company's Employee Stock Purchase Plan and proceeds from stockholders on notes receivable.

     At November 30, 1997, the Company's principal sources of liquidity were its cash, cash equivalents, and short-term investments of $15.8 million. The Company's unsecured line of credit, which provided for up to $7.5 million in credit, expired on November 29, 1997. The Company is currently renegotiating a new line of credit with the same bank.

     Capital expenditures, including capital leases, were approximately $5.9 million and $1.1 million for the six months ended November 30, 1996 and 1997, respectively. For the six months ended November 30, 1996, these expenditures consisted primarily of leasehold improvements and capital equipment related to the Company's relocation to a new facility. In the six months ended November 30, 1997, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software.

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

RISK FACTORS

     In addition to the other information in this report on Form 10-Q, the following risk factors should be considered carefully in evaluating the Company and its business:

     History of Losses; Strategic Realignment. Since inception, the Company has incurred significant losses and substantial negative cash flow. In the six months ended November 30, 1997, the Company had a net loss of approximately $16.9 million, and an operating loss of approximately $17.6 million. The Company was founded in 1988, and historically derived the substantial majority of its revenues from the licensing of high-priced, custom search and retrieval applications for use almost entirely by large organizations and government agencies. During these years, the Company also generated a substantial portion of its revenues by providing the consulting services required to support these products. In early fiscal 1994, the Company shifted its strategy to focus increasingly on more versatile, lower-priced software applications which require less specialized consulting. To achieve revenue growth, the Company must, among other things, increase market acceptance of the Company's technology, achieve significantly increased sales levels, respond effectively to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company's strategy will be successful or that the Company will experience increased revenues or become profitable or cash flow positive at any time in the future.

     Management in Transition; Employee Turnover. The Company is experiencing a period of transition and new product introductions that have placed, and will continue to place, a significant strain on its resources, including personnel. During the past few years, management and other personnel have focused on modifying and enhancing the Company's core technology to support a broader set of search and retrieval solutions for use on desktop and enterprise-wide systems, and over online services, the Internet and on CD-ROM. In order for the Company's strategy to succeed, the Company must, among other things, leverage its core technology to develop new product offerings by the Company and by its original equipment manufacturer ("OEM") customers that address the needs of these new markets. Many of the Company's products are still being developed or have only recently been introduced, and there is no assurance that such products will be successfully completed on a timely basis, will achieve market acceptance or will generate significant revenues. Projects relating to these efforts, including the development and commercial deployment of the Company's SEARCH'97 suite of products, including its Agent Server products, continued enhancement of the functionality of the Company's search engine, and technical integration of the Company's products with the products of the Company's strategic partners, when added to the day-to-day activities of the Company, will continue to strain the Company's resources and personnel.

     In connection with its strategy, the Company has also replaced the majority of its work force and substantially reorganized all of the departments within the Company. While experiencing substantial turnover, the Company increased the number of research and development personnel from 29 at the beginning of fiscal 1994 to 108 at November 30, 1997. Continuity of personnel can be an important factor in the successful completion of the Company's development projects, and ongoing turnover in the Company's research and development personnel could materially and adversely impact the Company's development and marketing efforts. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. As noted above, the Company has experienced significant turnover, including turnover of several senior members of management. In particular, on July 31, 1997, Mr. Gary J. Sbona replaced Mr. Philippe F. Courtot as the Company's President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the agreement, Regent Pacific will provide management services to the Company, including the services of Mr. Sbona as Chief Executive Officer and President and at least three other Regent Pacific personnel as part of the Company management team. The agreement has a one year term and may be canceled by the Company after expiration of the initial 26 week period, with a minimum compensation to Regent Pacific of $1,300,000 for that initial period. On October 9, 1997, the Company announced the resignation of Donald C. McCauley as Vice President and Chief Financial Officer. Mr. McCauley had served as the Company's Chief Financial Officer since joining the Company as a consultant in March 1994. If Company management is unable to effectively manage the Company's operations, identify opportunities in a timely fashion, and evaluate and manage the Company's business and competitive position, results of operations and financial condition will be materially and adversely affected.

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

     The Company's future operating results will depend in substantial part upon its ability to increase the installed base of its intelligent search and filtering technology and to begin to generate significant product revenues from its Topic Enterprise Server, Topic Client, SEARCH'97 CD Publisher, SEARCH'97 Information Server, SEARCH'97 Agent Server, KeyView products and other products addressing the information retrieval and viewing requirements of individuals and corporations from data sources within an enterprise, and on CD-ROM, online services and the Internet. The Company's future operating results will also depend upon its ability to successfully market its technology to online and Internet publishers who use such technology to index their published information in the format used by Verity. To the extent that such publishers do not adopt the Company's technology for indexing their published information, users will be unable to search such information using the Company's search and retrieval products, which in turn will limit the demand for the Company's products.

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

     Dependence on International Operations. Revenues from foreign operations accounted for 4.2% and 8.1% of total revenues, respectively, for the six months ended November 30, 1996 and 1997, with European operations alone accounting for 4.2% and 8.1% of total revenues for those periods. For the six months ended November 30, 1996 and 1997, export sales accounted for 22.3% and 25.1% of total revenues, respectively. Revenues from foreign operations accounted for 4.5% and 6.6%, respectively, for the three months ended November 30, 1996 and 1997, with European operations alone accounting for 4.5% and 6.6% of total revenues for those periods. For the three months ended November 30, 1996 and 1997, export sales accounted for 21.3% and 27.0% of total revenues, respectively. The increase in revenues from foreign operations as a percentage of revenues resulted primarily from increased consulting revenues related to the recent acquisition of Verity Interactive and decreased domestic revenues. The Company expects that revenues derived from foreign operations and export sales will continue to vary in future periods as a percentage of total revenues. Certain of these revenues have been derived from sales to foreign government agencies which may be subject to risks similar to those described below.

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

     Dependence on United States Government and the Risk of Contract Termination. Revenues derived from sales to the federal government and its agencies were 7.5% and 10.3% of the Company's revenues for the six months ended November 30, 1996 and 1997, respectively and 6.3% and 11.2% of the Company's revenues for the three months ended November 30, 1996 and 1997, respectively. The Company expects that revenues from such government sales will continue to vary in future periods as a percentage of revenues.

     Agencies of the United States government have accounted for a significant portion of the Company's revenues. Specifically, these agencies accounted for approximately 10.5%, 9.5% and 10.3% of revenues in fiscal 1996, fiscal 1997 and the six months ended November 30, 1997, respectively. Sales to government agencies fluctuated as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of the Company's products to re-evaluate their needs. Such budget reductions are expected to continue over at least the next several years. Future reductions in United States spending on information technologies could have a material adverse effect on the Company's operating results.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2: CHANGES IN SECURITIES

     Not Applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on September 25, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management's nominee for director and three proposals were submitted to the stockholders of the Company. Management's nominee for director was elected by the following votes:

                                                                          SHARES
                                                                    ------------------
                                                                     VOTING
                                 NOMINEE                               FOR      WITHHELD
        ----------------------------------------------------------  ---------   ------
        Steven A. MacDonald.......................................  8,490,079   79,714

     Steven M. Krausz and Charles P. Waite, Jr. continued to serve as directors of the Company after the annual meeting and will continue to serve until the Annual Meeting of Stockholders to be held in 1999.

     A second proposal to amend the 1995 Employee Stock Purchase Plan of the Company to increase the number of shares of Common Stock of the Company authorized for issuance thereunder from 500,000 shares to 1,300,000 shares, was submitted to a vote of the stockholders of the Company. The proposal was approved by the following vote:

    FOR THE PROPOSAL       AGAINST THE PROPOSAL          ABSTENTIONS           BROKER NON-VOTES
 -----------------------  -----------------------  -----------------------  -----------------------
        4,386,357                 237,721                  23,244                  3,922,471

     A final proposal to ratify the appointment of Coopers & Lybrand LLP as the Company's independent public accountants for the year ending May 31, 1998 was also submitted to a vote of the stockholders of the Company. The proposal was approved by the following vote:

    FOR THE PROPOSAL       AGAINST THE PROPOSAL          ABSTENTIONS           BROKER NON-VOTES
 -----------------------  -----------------------  -----------------------  -----------------------
        8,509,415                 38,162                   22,216                      0

ITEM 5: OTHER INFORMATION

     Not Applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits -- See Exhibit Index

     B. Form 8-K

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VERITY, INC.

                                          By: /s/  JAMES E. TICEHURST

                                          --------------------------------------
                                              James E. Ticehurst
                                            Vice President, Administration and
                                              Controller
                                            (Principal Financial Officer)

Dated: January 14, 1998

                                 EXHIBIT INDEX

                                                                                      SEQUENTIALLY
    EXHIBIT                                                                           NUMBERED
    NUMBER                            DESCRIPTION OF DOCUMENT                          PAGES
    ------     ---------------------------------------------------------------------  --------
      2.1      Form of Agreement and Plan of Merger between Verity, Inc., a
               California corporation, and Verity Delaware Corporation, a Delaware corporation, filed September 22, 1995(1).............................
      2.2      Agreement and Plan of Reorganization dated January 10, 1997 among
               Verity, Inc., Cognisoft Acquisition Corporation and Cognisoft
               Corporation, and certain shareholders of Cognisoft(7)................
      2.3      Form of Stock Purchase Agreement dated as of May 31, 1997 among
               Verity, 64K and certain shareholders of 64K(8).......................
      2.4      Agreement for Purchase and Sale of Assets dated as of May 30, 1997 among FTP US, FTP Canada, Verity US and Verity Canada(9).............
      3.1      Certificate of Incorporation of the Company(1).......................
      3.2      By-Laws(1)...........................................................
      3.3      Certificate of Retirement of Series of Preferred Stock(7)............
      3.4      Certificate of Designation, Preferences and Rights of Series A
               Preferred Stock(7)...................................................
      4.1      Amended and Restated Rights Agreement dated August 1, 1995, as amended(1)...........................................................
      4.2      Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996(6)................................
     10.1      Form of Indemnification Agreement for directors and officers(1)......
     10.2      Amended and Restated 1995 Stock Option Plan and forms of agreements thereunder(7)........................................................
     10.3      1995 Employee Stock Purchase Plan(1),(4).............................
     10.4      1995 Outside Directors Stock Option Plan and forms of agreement thereunder(1),(4)....................................................
     10.5      Employment Agreement between Philippe F. Courtot and the Company dated July 15, 1993, together with related Amended and Restated Stock
               Purchase Agreement dated as of June 1, 1995. (1),(4).................
     10.6      Security and Loan Agreement between Imperial Bank and the Company dated April 7, 1994, as amended(2)...................................
     10.7      Series G Preferred Stock Purchase Agreement dated August 29,
               1994(2)..............................................................
     10.8      Series H Preferred Stock Purchase Agreement dated August 1,
               1995(2)..............................................................
    10.18      Lease Agreement between Ross Drive Investors and the Company dated
               January 22, 1996(3)..................................................
    10.19      Retainer Agreement between Regent Pacific Management Corporation and
               Verity, Inc. dated July 13, 1997(10).................................
    10.20      Confidential Severance Option Agreement between Verity, Inc. and
               Richard Lo dated August 20, 1997(10)
    10.21      Employment Agreement between Anthony J. Bettencourt and the Company dated August 28, 1997(11)............................................
     11.1      Statement of computation of net loss per share.......................      21
     27.1      Financial Data Schedule..............................................      22

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

(11) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-Q for the quarter ended August 31, 1997.