Form 10-Q
period 1998-02-28
VERITY INC \DE\
filed 1998-04-14
CIK 949956

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

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                          FOR THE TRANSITION PERIOD FROM
                             --------------------- TO
                              --------------------- .

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 11,269,000 as of February 28, 1998.

     This report consists of 21 pages. The Exhibit Index to this report is located on page 20.

================================================================================

                                  VERITY, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I:   FINANCIAL INFORMATION
Item 1:   Financial Statements........................................    1
          Condensed Consolidated Balance Sheets as of May 31, 1997
            and February 28, 1998.....................................    1
          Condensed Consolidated Statements of Operations for the
            Three Months Ended February 28, 1997 and 1998 and the Nine
            Months Ended February 28, 1997 and 1998...................    2
          Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended February 28, 1997 and 1998...................    3
          Notes to Condensed Consolidated Financial Statements........    4
Item 2:   Management's Discussion and Analysis of Financial Condition
            and Results of
            Operations................................................    7

PART II:  OTHER INFORMATION
Item 1:   Legal Proceedings...........................................   18
Item 2:   Changes in Securities.......................................   18
Item 3:   Defaults upon Senior Securities.............................   18
Item 4:   Submissions of Matters to a Vote of Security Holders........   18
Item 5:   Other Information...........................................   18
Item 6:   Exhibits and Reports on Form 8-K............................   18
Signatures............................................................   19

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VERITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              MAY 31,    FEBRUARY 28,
                                                                1997         1998
                                                              --------   ------------
                                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  2,934     $  3,909
  Short-term investments....................................    15,183       11,663
  Trade accounts receivable, less allowance for doubtful
     accounts of $540 in 1997 and $560 in 1998..............    10,868        9,424
  Prepaid and other current assets..........................     1,694        1,035
                                                              --------     --------
          Total current assets..............................    30,679       26,031
Property and equipment, at cost, net of accumulated
  depreciation and amortization.............................    10,048        8,407
Long-term investments.......................................     7,057            5
Other assets................................................     1,659          629
                                                              --------     --------
          Total assets......................................  $ 49,443     $ 35,072
                                                              ========     ========

LIABILITIES
Current liabilities:
  Current portion of long-term debt and capital lease
     obligations............................................  $    617     $    255
  Accounts payable..........................................     4,409        2,877
  Accrued compensation......................................     2,106        3,730
  Other accrued liabilities.................................     1,156        1,703
  Deferred revenue..........................................     3,715        4,831
                                                              --------     --------
          Total current liabilities.........................    12,003       13,396
  Long-term debt and capital lease obligations, net of
     current portion........................................       167           10
                                                              --------     --------
          Total liabilities.................................    12,170       13,406
                                                              ========     ========

STOCKHOLDERS' EQUITY
Common stock, $.001 par value:
  Authorized: 30,000,000 shares in 1997 and 1998; Issued and outstanding 11,018,000 shares in 1997 and 11,269,000
     shares in 1998.........................................        11           11
Additional paid-in capital..................................    90,012       90,904
Notes receivable from stockholders..........................    (1,090)         (62)
Unrealized gain on investments..............................         6           14
Accumulated deficit.........................................   (51,666)     (69,201)
                                                              --------     --------
          Total stockholders' equity........................    37,273       21,666
                                                              --------     --------
          Total liabilities and stockholders' equity........  $ 49,443     $ 35,072
                                                              ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                            FEBRUARY 28,         FEBRUARY 28,
                                                         ------------------   -------------------
                                                           1997      1998       1997       1998
                                                         --------   -------   --------   --------
                                                            (UNAUDITED)           (UNAUDITED)
Revenues:
  Software products....................................  $  9,181   $ 8,652   $ 26,136   $ 18,434
  Service and other....................................     1,942     2,553      5,395      7,299
                                                         --------   -------   --------   --------
          Total revenues...............................    11,123    11,205     31,531     25,733
                                                         --------   -------   --------   --------
Costs of revenues:
  Software products....................................       585       682      2,204      2,248
  Service and other....................................       918     1,148      2,771      4,127
                                                         --------   -------   --------   --------
          Total costs of revenues......................     1,503     1,830      4,975      6,375
                                                         --------   -------   --------   --------
  Gross profit.........................................     9,620     9,375     26,556     19,358
                                                         --------   -------   --------   --------
Operating expenses:
  Research and development.............................     4,050     3,405     10,839     12,591
  Acquisition of in-process research and development...    10,029        --     10,029         --
  Marketing and sales..................................     5,466     5,530     15,454     17,323
  General and administrative...........................     1,196     1,340      3,548      4,976
  Restructuring charges................................        --        --         --      3,006
                                                         --------   -------   --------   --------
          Total operating expenses.....................    20,741    10,275     39,870     37,896
                                                         --------   -------   --------   --------
Loss from operations...................................   (11,121)     (900)   (13,314)   (18,538)
Other income, net......................................       296       340      1,428      1,153
                                                         --------   -------   --------   --------
Net loss before provision for income taxes.............   (10,825)     (560)   (11,886)   (17,385)
Provision for income taxes.............................        --        50         --        150
                                                         --------   -------   --------   --------
Net loss...............................................  $(10,825)  $  (610)  $(11,886)  $(17,535)
                                                         ========   =======   ========   ========
Net loss per share-basic and diluted...................  $  (1.00)  $ (0.05)  $  (1.10)  $  (1.57)
                                                         ========   =======   ========   ========
Number of shares used in per share calculation-basic
  and diluted..........................................    10,841    11,254     10,800     11,152
                                                         ========   =======   ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                  FEBRUARY 28,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................  $(11,886)   $(17,535)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................     2,732       3,966
     Non-cash restructuring charges.........................        --       1,351
     Provision for doubtful accounts........................       150         (87)
     Amortization of discount on securities.................      (517)        (23)
     Exchange loss..........................................        12          --
     Changes in operating assets and liabilities:
       Trade accounts receivable............................       120       1,532
       Prepaid and other current assets.....................      (719)        589
       Accounts payable.....................................       139      (1,533)
       Accrued compensation and other accrued liabilities...       895         860
       Deferred revenue.....................................       433       1,071
       Write-off in-process research and development........    10,029          --
                                                              --------    --------
          Net cash provided by (used in) operating
            activities......................................     1,388      (9,809)
                                                              --------    --------
Cash flows from investing activities:
  Acquisition of property and equipment.....................    (6,923)     (1,006)
  Purchases of marketable securities........................   (49,272)    (10,596)
  Maturity of marketable securities.........................    33,800       5,000
  Proceeds from sale of marketable securities...............    30,462      16,127
  Investment in preferred stock.............................      (167)         50
  Acquisition of Cognisoft Corporation......................   (10,000)         --
  Capitalization of software................................    (1,035)       (198)
  Increase in other assets..................................       (28)         --
                                                              --------    --------
          Net cash provided by (used in) investing
            activities......................................    (3,163)      9,377
                                                              --------    --------
Cash flows from financing activities:
  Borrowings under line of credit...........................     1,500       1,500
  Payments on line of credit................................    (1,500)     (1,500)
  Proceeds from stockholders on notes receivable............       135       1,028
  Proceeds from the sale of common stock....................     1,093         892
  Principal payments on notes payable and capital lease
     obligations............................................      (125)       (520)
                                                              --------    --------
          Net cash provided by financing activities.........     1,103       1,400
                                                              --------    --------
Effect of exchange rate changes on cash.....................       (65)          7
                                                              --------    --------
          Net increase (decrease) in cash and cash
            equivalents.....................................      (737)        975
Cash and cash equivalents, beginning of period..............     2,482       2,934
                                                              --------    --------
Cash and cash equivalents, end of period....................  $  1,745    $  3,909
                                                              ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $    153    $     95
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Assets acquired in Cognisoft acquisition..................  $    548          --
  Liabilities assumed in Cognisoft acquisition..............  $    500          --
  Cognisoft acquisition consideration included in accrued
     liabilities............................................  $     77          --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (INFORMATION AS OF FEBRUARY 28, 1998 AND FOR THE QUARTERS ENDED
            FEBRUARY 28, 1997 AND 1998 AND THEREAFTER IS UNAUDITED)

 1. INTERIM FINANCIAL DATA (UNAUDITED):

     The unaudited financial statements for the quarters ended February 28, 1997 and 1998 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual financial statements on Form 10-K for the year ended May 31, 1997.

     The Company's balance sheet as of May 31, 1997 was derived from the Company's audited financial statements but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

 2. COMPUTATION OF NET LOSS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share," which requires the presentation of basic and diluted net income per share. Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. The Company has restated all prior period per share data presented as required by SFAS No.
128. No adjustments were required as a result of the revised computations. For the three months and nine months ended February 28, 1997 and 1998, common equivalent shares from stock options, warrants and preferred stock are excluded from the computation since their effect is antidilutive.

 3. RECENT ACCOUNTING PRONOUNCEMENTS

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

                                  VERITY, INC.

        (INFORMATION AS OF FEBRUARY 28, 1998 AND FOR THE QUARTERS ENDED
            FEBRUARY 28, 1997 AND 1998 AND THEREAFTER IS UNAUDITED)

     In October 1997, the Accounting Standards Executive Committee issued Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," which delineates the accounting for software product and maintenance revenues. SOP 97-2 supersedes the Accounting Standards Executive Committee Statement of Position 91-1, "Software Revenue Recognition," and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is evaluating the requirements of SOP 97-2 and the effects, if any, on the Company's current revenue recognition policies.

 4. BANK LINE OF CREDIT

     The Company's unsecured line of credit, which provided for up to $7.5 million in credit, expired on November 29, 1997. The Company obtained a new secured line of credit with the same bank subsequent to the quarter ended February 28, 1998. See Note 8 to Condensed Consolidated Financial Statements.

 5. CAPITALIZED SOFTWARE

     During the three months ended February 28, 1998, the Company did not capitalize or amortize any software development costs as their amounts were not material. As of February 28, 1998, the Company does not have any remaining capitalized software development costs.

 6. MANAGEMENT IN TRANSITION

     On July 31, 1997, Mr. Gary J. Sbona replaced Mr. Philippe F. Courtot as the Company's President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the agreement, Regent Pacific provides management services to the Company, including the services of Mr. Sbona as Chief Executive Officer and President and at least three other Regent Pacific personnel as part of the Company management team. The agreement had a one year term and could be canceled by the Company after expiration of the initial 26 week period, with a minimum compensation to Regent Pacific of $1,300,000 for the initial period.

 7. RESTRUCTURING CHARGES

     During the quarter ended November 30, 1997, the Company implemented a worldwide restructuring of its operations which resulted in workforce reductions and business consolidations. In connection with the restructuring, the Company recorded a $3.0 million restructuring charge in the quarter ended November 30, 1997, of which approximately $1.6 million was related to severance costs associated with the reduction in the worldwide workforce, approximately $0.5 million to the termination of certain lease agreements, approximately $0.6 million to the write-off of certain assets and approximately $0.3 million to other costs associated with the restructuring.

     Of the total $3.0 million in restructuring charges, approximately $1.3 million is a current liability at February 28, 1998. Of the $1.3 million, $0.8 million relates to severance costs to be paid out in future quarters, $0.4 million to the termination of certain lease obligations which are scheduled to be paid out over the remaining life of the lease agreements and $0.1 million to other costs associated with the restructuring.

 8. SUBSEQUENT EVENTS

     In March 1998, the Company negotiated a $5 million line of credit under an agreement with a bank which expires on September 30, 1998. The line of credit is collateralized by all corporate assets, excluding leased equipment. Borrowings under the line of credit bear interest at the lender's prime rate (8.5% at

                                  VERITY, INC.

        (INFORMATION AS OF FEBRUARY 28, 1998 AND FOR THE QUARTERS ENDED
            FEBRUARY 28, 1997 AND 1998 AND THEREAFTER IS UNAUDITED)

February 28, 1998). The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval.

     On March 11, 1998, the Company announced that it had filed a lawsuit in the United States District Court for the District of Delaware against Lotus Development Corporation for copyright infringement, unfair competition, breach of a 1992 agreement under which Verity licensed certain software to Lotus, misappropriation of trade secrets, and unjust enrichment and conversion. The suit alleges breach of a 1992 license agreement between Verity and Lotus in which Verity licensed certain search software to Lotus. The suit seeks injunctive relief and damages, among other remedies. The Company also announced that it has elected to terminate the agreement due to Lotus's breach.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW IN "RISK FACTORS."

     Verity develops, markets and supports software tools and applications that enable individuals, enterprises and publishers to intelligently search, filter and disseminate textual information residing on enterprise networks, online services, the Internet, CD-ROM and other electronic media. The Company's core SEARCH'97 technology is deployed within the Company's own suite of applications, and also as an embedded feature within broadly distributed third-party software applications, such as Adobe Acrobat, Frame FrameViewer and Documentum Server and WorkSpace. The Company has also licensed its SEARCH'97 technology to prominent providers of Internet products and online services, including Netscape Communications, NetManage, Quarterdeck, AT&T WorldNet Services, and MCI's Delphi Internet, together with Internet publishers, including Cisco Systems, Compaq Computer, the Financial Times and Tandem Computer.

     Since inception, the Company has incurred significant losses and substantial negative cash flow. Due in part to the transition, the Company experienced declining revenues and increased net losses in fiscal years 1994 and 1995. At February 28, 1998, the Company had cumulative operating losses of $59.5 million, with net losses of $313,000, $17.9 million and $17.5 million for fiscal 1996, fiscal 1997 and the nine months ended February 28, 1998, respectively. For the three months ended February 28, 1998, total revenues increased 0.7% over the corresponding fiscal 1997 period, primarily as a result of a 31.5% increase in service and other revenues. Total revenues for the three months ended February 28, 1998 increased 22.0% from the $9.2 million for the previous three months ended November 30, 1997. Operating expenses for the three months ended February 28, 1998 decreased in absolute dollars and as a percentage of revenues from the prior three months, due primarily to $3.0 million of restructuring charges incurred during the three months ended November 30, 1997. While it is the Company's goal to increase revenues and generate net income in future periods, no assurance can be given that the Company's revenues will increase from quarter to quarter in future periods, or that the Company will achieve positive cash flow or profitability.

     During the past few years, the Company has replaced the majority of its work force and substantially reorganized all of the departments within the Company. During the quarter ended November 30, 1997, the Company implemented a worldwide restructuring of its corporate structure which resulted in workforce reductions and business consolidations. In connection with the restructuring, the Company recorded a $3.0 million restructuring charge in the quarter ended November 30, 1997, of which approximately $1.6 million was related to severance costs associated with the reduction in the worldwide workforce, approximately $0.5 million to the termination of certain lease agreements, approximately $0.6 million to the write-off of certain assets and approximately $0.3 million to other costs associated with the restructuring. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. As noted above, the Company has experienced significant turnover, including turnover of several senior members of management. In particular, on July 31, 1997, Mr. Gary J. Sbona was appointed as the Company's President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation ("Regent Pacific"), a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the agreement, Regent Pacific provides management services to the Company at a fee of $50,000 per week, including the services of Mr. Sbona as Chief Executive Officer and President and at least three other Regent Pacific personnel as part of the Company management team. The original agreement had a one year term, but could be canceled by the Company after expiration of the initial 26 week period, with a minimum compensation to Regent Pacific of $1,300,000 for that initial period. The agreement requires that the Company indemnify Regent Pacific and Mr. Sbona for certain liabilities arising out of the performance of services under the agreement. Also, on October 9, 1997, the Company announced the resignation of Donald C. McCauley as Vice President and Chief Financial Officer.

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

     On March 11, 1998, the Company announced that it had filed a lawsuit in the United States District Court for the District of Delaware against Lotus Development Corporation for copyright infringement, unfair competition, breach of a 1992 agreement under which Verity licenses certain software to Lotus, misappropriation of trade secrets, and unjust enrichment and conversion. The suit alleges breach of a 1992 license agreement between Verity and Lotus in which Verity licensed certain search software to Lotus. The suit seeks injunctive relief and damages, among other remedies. The Company also announced that it has elected to terminate the agreement due to Lotus's breach. There can be no assurance that the Company will prevail in its action to recover damages and obtain injunctive relief, and the Lotus litigation may result in significant expenses which may have a material adverse effect on the Company's business, operating results and financial condition.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

                                                         THREE MONTHS           NINE MONTHS
                                                             ENDED                 ENDED
                                                         FEBRUARY 28,           FEBRUARY 28,
                                                       -----------------      ----------------
                                                        1997       1998       1997       1998
                                                       ------      -----      -----      -----
Revenues:
  Software products..................................    82.5%      77.2%      82.9%      71.6%
  Service and other..................................    17.5       22.8       17.1       28.4
                                                       ------      -----      -----      -----
          Total revenues.............................   100.0      100.0      100.0      100.0
                                                       ------      -----      -----      -----
Costs of revenues:
  Software products..................................     5.3        6.1        7.0        8.8
  Service and other..................................     8.2       10.2        8.8       16.0
                                                       ------      -----      -----      -----
          Total costs of revenues....................    13.5       16.3       15.8       24.8
                                                       ------      -----      -----      -----
Gross profit.........................................    86.5       83.7       84.2       75.2
                                                       ------      -----      -----      -----
Operating expenses:
  Research and development...........................    36.4       30.4       34.4       48.9
  In-process research and development................    90.2         --       31.8         --
  Marketing and sales................................    49.1       49.3       49.0       67.3
  General and administrative.........................    10.8       12.0       11.2       19.3
  Restructuring charge...............................      --         --         --       11.7
                                                       ------      -----      -----      -----
          Total operating expenses...................   186.5       91.7      126.4      147.2
                                                       ------      -----      -----      -----
Loss from operations.................................  (100.0)      (8.0)     (42.2)     (72.0)
Interest and other expenses..........................     2.7        3.0        4.5        4.5
                                                       ------      -----      -----      -----
Loss before provision for income taxes...............   (97.3)      (5.0)     (37.7)     (67.5)
Provision for income taxes...........................      --        0.4         --        0.6
                                                       ------      -----      -----      -----
Net loss.............................................   (97.3)%     (5.4)%    (37.7)%    (68.1)%
                                                       ======      =====      =====      =====

  Revenues

     Total revenues decreased 18.4% from $31.5 million for the nine months ended February 28, 1997 to $25.7 million for the nine months ended February 28, 1998. Total revenues increased 0.7% from $11.1 million for the three months ended February 28, 1997 to $11.2 million for the three months ended February 28, 1998. Total revenues for the comparable nine month period decreased primarily due to decreased revenues from licensing of enterprise products and Internet/publishing products. Software product revenues decreased as a percentage of total revenues from 82.9% and 82.5% for the nine months and three months ended February 28, 1997 respectively, to 71.6% and 77.2%, respectively for the comparable periods in fiscal 1998. Conversely, service and other revenues increased as a percentage of total revenues from 17.1% and 17.5% for the nine months and three months ended February 28, 1997 respectively, to 28.4% and 22.8%, respectively, for the comparable periods in fiscal 1998.

     Software product revenues. Software product revenues decreased 29.5% from $26.1 million for the nine months ended February 28, 1997 to $18.4 million for the nine months ended February 28, 1998. The decrease for the nine months ended February 28, 1998 in comparison to the nine months ended February 28, 1997 was due principally to decreased revenues from licensing of enterprise products and Internet/publishing products. Software product revenues decreased 5.8% from $9.2 million for the three months end February 28, 1997 to $8.7 million for the three months ended February 28, 1998. The decrease for the three months ended February 28, 1998 from the three months ended February 28, 1997 was due principally to decreased revenues from licensing of enterprise products.

     Service and other revenues. Service and other revenues increased 35.3% from $5.4 million for the nine months ended February 28, 1997 to $7.3 million for the nine months ended February 28, 1998. Service and other revenues increased 31.5% from $1.9 million for the three months ended February 28, 1997 to $2.6 million for the three months ended February 28, 1998. Maintenance and consulting revenues increased significantly between the comparable periods, but these increases were partially offset by reduced training revenues.

     Revenues from foreign operations accounted for 4.3% and 6.6% of total revenues, respectively, for the nine months ended February 28, 1997 and 1998, with European operations alone accounting for 4.3% and 6.6% of total revenues for those periods. For the nine months ended February 28, 1997 and 1998, export sales accounted for 22.2% and 27.5% of total revenues, respectively. Revenues from foreign operations accounted for 4.4% and 4.8%, respectively, for the three months ended February 28, 1997 and 1998, with European operations alone accounting for 4.4% and 4.8% of total revenues for those periods. For the three months ended February 28, 1997 and 1998, export sales accounted for 21.9% and 30.6% of total revenues, respectively. The increase in revenues from foreign operations as a percentage of revenues resulted primarily from decreased domestic revenues. The Company expects that revenues derived from foreign operations and export sales will continue to vary in future periods as a percentage of total revenues.

     Licensing and maintenance of software products to Cisco Systems, Inc. accounted for approximately 12.6% of the Company's revenues for the nine months ended February 28, 1997. For the three months ended February 28, 1997, licensing and maintenance of software products to Southwestern Bell Telephone accounted for approximately 13.4% of the Company's revenues. No single customer accounted for more than 10% of the Company's revenues for the nine months and three months ended February 28, 1998. Revenues derived from sales to the federal government and its agencies were 7.1% and 8.9% of the Company's revenues for the nine months ended February 28, 1997 and 1998, respectively, and 6.3% and 7.1% of the Company's revenues for the three months ended February 28, 1997 and 1998, respectively. The Company expects that revenues from such government sales will continue to vary in future periods as a percentage of revenues.

  Costs of revenues

     Costs of software products. Costs of software products increased 2.0% from $2.20 million for the nine months ended February 28, 1997 to $2.25 million for the nine months ended February 28, 1998, representing 8.4% and 12.2%, respectively, of the software product revenues. Costs of software products increased 16.6% from $585,000 for the three months ended February 28, 1997 to $682,000 for the three months ended February 28, 1998 representing 6.4% and 7.9%, respectively, of the software product revenues. The increase in absolute dollars was principally due to the inclusion of licensed software relating to third party software components included in certain products during the periods ended February 28, 1998. The increase in costs as a percentage of software product revenues was primarily related to decreased software product revenues for the nine months ended February 28, 1998.

     Costs of service and other. Costs of service and other revenues increased 48.9% from $2.8 million for the nine months ended February 28, 1997 to $4.1 million for the nine months ended February 28, 1998, representing 51.4% and 56.5%, respectively, of service and other revenues. Cost of service and other revenues increased 25.1% from $918,000 for the three months ended February 28, 1997 to $1.1 million for the three months ended February 28, 1998, representing 47.3% and 45.0%, respectively, of service and other revenues. The increase in absolute dollars was due principally to increases in consulting and technical support personnel.

  Operating expenses

     Research and development. Research and development expenses increased 16.2% from $10.8 million for the nine months ended February 28, 1997 to $12.6 million for the nine months ended February 28, 1998, representing 34.4% and 48.9%, respectively, of total revenues. Research and development expenses decreased 15.9% from $4.1 million for the three months ended February 28, 1997 to $3.4 million for the three months ended February 28, 1998, representing 36.4% and 30.4%, respectively, of total revenues. The increase in absolute costs for the nine months ended February 28, 1998, was primarily due to a significant increase in headcount of research and development personnel. In particular, the Company incurred increased staffing expense relating principally to the recent acquisition of KeyView. In addition, during the nine months ended February 28, 1997, the Company capitalized approximately $1.0 million of software development costs in connection with the development of a number of products included in the Company's SEARCH'97 product line, which when expensed were included in costs of software products. The increase in costs as a percentage of total revenues was primarily related to decreased revenues for the nine months ended February 28, 1998. The decrease in absolute costs and as a percentage of total revenues for the three months ended February 28, 1998, was primarily due to the closure of the Company's Applications Division (Cognisoft Corporation) and the U.K. research and development unit (InSite). Future research and development expenses may vary as a percentage of total revenues.

     Marketing and sales. Marketing and sales expenses increased 12.1% from $15.5 million in the nine months ended February 28, 1997 to $17.3 million for the nine months ended February 28, 1998, representing 49.0% and 67.3%, respectively, of total revenues. Marketing and sales expenses increased 1.2% from $5.47 million for the three months ended February 28, 1997 to $5.53 million for the three months ended February 28, 1998, representing 49.1% and 49.4%, respectively, of total revenues. The increase in absolute costs for the nine months ended February 28, 1998, was primarily related to the Company's expansion of its sales organization in the United States and Europe. The increase in costs as a percentage of total revenues was primarily related to decreased revenues for the nine months ended February 28, 1998. The Company anticipates it will continue to make significant investments in marketing and sales.

     General and administrative. General and administrative expenses increased 40.2% from $3.5 million in the nine months ended February 28, 1997 to $5.0 million for the nine months ended February 28, 1998, representing 11.3% and 19.3%, respectively, of total revenues. General and administrative expenses increased 12.0% from $1.2 million in the three months ended February 28, 1997 to $1.3 million for the three months ended February 28, 1998, representing 10.8% and 12.0%, respectively, of total revenues. The increase in absolute costs was primarily related to expenses associated with management in transition. See "Risk Factors -- Management in Transition; Employee Turnover." The increase in costs as a percentage of total revenues was primarily related to decreased revenues for the nine months ended February 28, 1998. The Company anticipates that future general and administrative expenses will increase due to an increase in legal expenses associated with the lawsuit filed with Lotus Development Corporation. See Note 8 to Condensed Consolidated Financial Statements.

     Restructuring charges. During the quarter ended November 30, 1997, the Company implemented a worldwide restructuring of its operations which resulted in workforce reductions and business consolidations. In connection with the restructuring, the Company recorded a $3.0 million restructuring charge in the quarter ended November 30, 1997, of which $1.6 million was related to severance costs associated with the reduction in the worldwide workforce, $0.5 million to the termination of certain lease agreements, $0.6 million to the write-off of certain assets and $0.3 million to other costs associated with the restructuring.

     Of the total $3.0 million in restructuring charges, approximately $1.3 million is a current liability at February 28, 1998. Of the $1.3 million, $0.8 million relates to severance costs to be paid out in future quarters, $0.4 million to the termination of certain lease obligations which are scheduled to be paid out over the remaining life of the lease agreements and $0.1 million to other costs associated with the restructuring. See Note 7 of Notes to Condensed Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through proceeds of approximately $23.6 million from private sales of Preferred Stock, proceeds from its initial public offering and secondary public offering of Common Stock and, to a lesser extent, bank credit lines and capital operating leases. The Company completed its initial public offering of Common Stock in October 1995 and realized net proceeds of $32.5 million. In January 1996, the Company completed its secondary public offering of Common Stock, which generated net proceeds of $16.5 million. The Company has used a portion of those proceeds to repay borrowings under its line of credit in the amount of $1.6 million. As of February 28, 1998, the Company had $15.6 million in cash and cash equivalents and available-for-sale securities.

     The Company's operating activities generated cash of $1.4 million and used cash of $9.8 million for the nine months ended February 28, 1997 and 1998, respectively. In the nine months ended February 28, 1997, cash generated in operations consisted primarily of the write-off of in-process research and development and depreciation and amortization expense. For the nine months ended February 28, 1998, the Company's net loss for the period was partially offset by depreciation and amortization expense, non-cash restructuring charges and a decrease in accounts receivable.

     The Company's investing activities used cash of $3.2 million and provided cash of $9.4 million for the nine months ended February 28, 1997 and 1998, respectively. For the nine months ended February 28, 1997 cash used in investing activities consisted primarily of purchases of marketable securities and the acquisition of Cognisoft Corporation less proceeds from the sale and maturity of marketable securities. For the nine months ended February 28, 1998, cash provided by investing activities consisted primarily of proceeds from the sale and maturity of marketable securities partially offset by purchases of marketable securities and purchases of property and equipment.

     Cash provided by financing activities was $1.1 million and $1.4 million for the nine months ended February 28, 1997 and 1998, respectively. In the nine months ended February 28, 1997 and 1998, financing activities consisted primarily of proceeds from the sale of Common Stock in connection with the Company's Employee Stock Purchase Plan and proceeds from stockholders on notes receivable.

     At February 28, 1998, the Company's principal sources of liquidity were its cash, cash equivalents, and short-term investments of $15.6 million. The Company's unsecured line of credit, which provided for up to $7.5 million in credit, expired on November 29, 1997. In March 1998, the Company obtained a $5 million line of credit under an agreement with the same bank which expires on September 30, 1998. The line of credit is collateralized by all corporate assets, excluding leased equipment. Borrowings under the line of credit bear interest at the lender's prime rate. The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval. As of February 28, 1998, no borrowings were outstanding under the new line of credit. See Note 8 of Notes to Condensed Consolidated Financial Statements.

     Capital expenditures, including capital leases, were approximately $6.9 million and $1.0 million for the nine months ended February 28, 1997 and 1998, respectively. For the nine months ended February 28, 1997, these expenditures consisted primarily of leasehold improvements and capital equipment related to the Company's relocation to a new facility. In the nine months ended February 28, 1998, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software.

     The Company believes that its current cash and cash equivalents and funds generated from operations, if any, will provide adequate liquidity to meet the Company's capital and operating requirements through at least calendar 1998. Thereafter, or if the Company's spending plans change, the Company may find it necessary to seek to obtain additional sources of financing to support its capital needs, but there is no assurance that such financing will be available on commercially reasonable terms, or at all.

RISK FACTORS

     The Company operates in a rapidly changing environment that involves numerous risks, a number of which are beyond the Company's control. The following discussion highlights some of those risks. A comprehensive summary of the risks can be found in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997 and the Company's definitive Proxy Statement on
Schedule 14A as filed on September 15, 1997.

     History of Losses; Strategic Realignment. Since inception, the Company has incurred significant losses and substantial negative cash flow. In the nine months ended February 28, 1998, the Company had a net loss of approximately $17.5 million, and an operating loss of approximately $18.5 million. The Company was founded in 1988, and historically derived the substantial majority of its revenues from the licensing of high-priced, custom search and retrieval applications for use almost entirely by large organizations and government agencies. During these years, the Company also generated a substantial portion of its revenues by providing the consulting services required to support these products. In early fiscal 1994, the Company shifted its strategy to focus increasingly on more versatile, lower-priced software applications which require less specialized consulting. To achieve revenue growth, the Company must, among other things, increase market acceptance of the Company's technology, achieve significantly increased sales levels, respond effectively to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company's strategy will be successful or that the Company will experience increased revenues or become profitable or cash flow positive at any time in the future.

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

     In connection with its strategy, the Company has also replaced the majority of its work force and substantially reorganized all of the departments within the Company. Continuity of personnel can be an important factor in the successful completion of the Company's development projects, and ongoing turnover in the Company's research and development personnel could materially and adversely impact the Company's development and marketing efforts. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. As noted above, the Company has experienced significant turnover, including turnover of several senior members of management. In particular, on July 31, 1997, Mr. Gary J. Sbona was appointed as the Company's President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the agreement, Regent Pacific will provide management services to the Company at a fee of $50,000 per week, including the services of Mr. Sbona as Chief Executive Officer and President and at least three other Regent Pacific personnel as part of the Company management team. The agreement had a one year term, but could be canceled by the Company after expiration of the initial 26 week period, with a minimum compensation to Regent Pacific of $1,300,000 for that initial period. If Company management is unable to effectively manage the Company's operations, identify opportunities in a timely fashion, and evaluate and manage the Company's business and competitive position, results of operations and financial condition will be materially and adversely affected.

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

     Litigation. On March 11, 1998, the Company announced that it had filed a lawsuit in the United States strict Court for the District of Delaware against Lotus Development Corporation for copyright infringement, unfair competition, breach of a 1992 agreement under which the Company licensed certain software to Lotus, misappropriation of trade secrets, and unjust enrichment and conversion. The suit seeks injunctive relief and damages, among other remedies. The Company also announced that it has elected to terminate the agreement due to Lotus's breach. There can be no assurance that the Company will prevail in its action to recover damages and obtain injunctive relief, and the Lotus litigation may result in significant expenses which may have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company's future operating results will depend in substantial part upon its ability to increase the installed base of its intelligent search and filtering technology and to begin to generate significant product revenues from its SEARCH'97 CD Publisher, SEARCH'97 Information Server, SEARCH'97 Agent Server, KeyView products and other products addressing the information retrieval and viewing requirements of individuals and corporations from data sources within an enterprise, and on CD-ROM, online services and the Internet. The Company's future operating results will also depend upon its ability to successfully market its technology to online and Internet publishers who use such technology to index their published information in the format used by Verity. To the extent that such publishers do not adopt the Company's technology for indexing their published information, users will be unable to search such information using the Company's search and retrieval products, which in turn will limit the demand for the Company's products.

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

     Dependence on International Operations. Revenues from foreign operations accounted for 4.3% and 6.6% of total revenues, respectively, for the nine months ended February 28, 1997 and 1998, with European operations alone accounting for 4.3% and 6.6% of total revenues for those periods. For the nine months ended February 28, 1997 and 1998, export sales accounted for 22.2% and 27.5% of total revenues, respectively. Revenues from foreign operations accounted for 4.4% and 4.8%, respectively, for the three months ended February 28, 1997 and 1998, with European operations alone accounting for 4.4% and 4.8% of total revenues for those periods. For the three months ended February 28, 1997 and 1998, export sales accounted for 21.9% and 30.6% of total revenues, respectively. The increase in revenues from foreign operations as a percentage of revenues resulted primarily from decreased domestic revenues. The Company expects that revenues derived from foreign operations and export sales will continue to vary in future periods as a percentage of total revenues. Certain of these revenues have been derived from sales to foreign government agencies which may be subject to risks similar to those described below.

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

     Dependence on United States Government and the Risk of Contract Termination. Revenues derived from sales to the federal government and its agencies were 7.1% and 8.9% of the Company's revenues for the nine months ended February 28, 1997 and 1998, respectively and 6.3% and 7.1% of the Company's revenues for the three months ended February 28, 1997 and 1998, respectively. The Company expects that revenues from such government sales will continue to vary in future periods as a percentage of revenues.

     Agencies of the United States government have accounted for a significant portion of the Company's revenues. Specifically, these agencies accounted for approximately 10.5%, 9.5% and 8.9% of revenues in fiscal 1996, fiscal 1997 and the nine months ended February 28, 1998, respectively. Sales to government agencies fluctuated as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of the Company's products to re-evaluate their needs. Such budget reductions are expected to continue over at least the next several years. Future reductions in United States spending on information technologies could have a material adverse effect on the Company's operating results.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 11, 1998, the Company announced that it had filed a lawsuit in the United States District Court for the District of Delaware against Lotus Development Corporation for copyright infringement, unfair competition, breach of a 1992 agreement under which Verity licensed certain software to Lotus, misappropriation of trade secrets, and unjust enrichment and conversion. The suit alleges breach of a 1992 license agreement between Verity and Lotus in which Verity licensed certain search software to Lotus. The suit seeks injunctive relief and damages, among other remedies. The Company also announced that it has elected to terminate the agreement due to Lotus's breach.

ITEM 2. CHANGES IN SECURITIES

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits -- See Exhibit Index

     B.  Form 8-K

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VERITY, INC.

                                          By:    /s/ JAMES E. TICEHURST
                                            ------------------------------------
                                            James E. Ticehurst
                                            Vice President, Administration and
                                              Controller
                                            (Principal Financial Officer)
Dated: April 14, 1998

                                 EXHIBIT INDEX

EXHIBIT                                                                 SEQUENTIAL
NUMBER                      DESCRIPTION OF DOCUMENT                      PAGE NO.
-------                     -----------------------                     ----------
 2.1      Form of Agreement and Plan of Merger between Verity, Inc., a
          California corporation, and Verity Delaware Corporation, a
          Delaware corporation, filed September 22, 1995.(1)..........
 2.2      Agreement and Plan of Reorganization dated January 10, 1997 among Verity, Inc., Cognisoft Acquisition Corporation and
          Cognisoft Corporation, and certain shareholders of
          Cognisoft.(7)...............................................
 2.3      Form of Stock Purchase Agreement dated as of May 31, 1997
          among Verity, 64K and certain shareholders of 64K.(8).......
 2.4      Agreement for Purchase and Sale of Assets dated as of May
          30, 1997 among FTP US, FTP Canada, Verity US and Verity
          Canada.(9)..................................................
 3.1      Certificate of Incorporation of the Company.(1).............
 3.2      By-Laws.(1).................................................
 3.3      Certificate of Retirement of Series of Preferred
          Stock.(7)...................................................
 3.4      Certificate of Designation, Preferences and Rights of Series
          A Preferred Stock.(7).......................................
 4.1      Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)..............................................
 4.2      Form of Rights Agreement between Verity, Inc. and First
          National Bank of Boston dated September 18, 1996.(6)........
10.1      Form of Indemnification Agreement for directors and
          officers.(1)................................................
10.2      Amended and Restated 1995 Stock Option Plan and forms of
          agreements thereunder.(7)...................................
10.3      1995 Employee Stock Purchase Plan.(1),(4)...................
10.4      1995 Outside Directors Stock Option Plan and forms of
          agreement thereunder.(1),(4)................................
10.5      Employment Agreement between Philippe F. Courtot and the
          Company dated July 15, 1993, together with related Amended and Restated Stock Purchase Agreement dated as of June 1,
          1995.(1),(4)................................................
10.7      Series G Preferred Stock Purchase Agreement dated August 29,
          1994.(2)....................................................
10.8      Series H Preferred Stock Purchase Agreement dated August 1,
          1995.(2)....................................................
10.18     Lease Agreement between Ross Drive Investors and the Company dated January 22, 1996.(3)..................................
10.19     Retainer Agreement between Regent Pacific Management
          Corporation and Verity, Inc. dated July 13, 1997.(10).......
10.20     Confidential Severance Option Agreement between Verity, Inc.
          and Richard Lo dated August 20, 1997.(10)...................
10.21     Employment Agreement between Anthony J. Bettencourt and the
          Company dated August 28, 1997.(11)..........................
10.22     Security and Loan Agreement between Imperial Bank and the
          Company dated November 30, 1997.............................
27.1      Financial Data Schedule.....................................

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