Form 10-K405
period 1998-05-31
VERITY INC \DE\
filed 1998-08-12
CIK 949956

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 1998
                         COMMISSION FILE NUMBER 0-26880

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on July 31, 1998, as reported on Nasdaq National Market was approximately $88,775,000. Shares of Common Stock held by each executive officer and director and by each person who owned 5% or more of the outstanding Common Stock as of such date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's $0.001 par value Common Stock outstanding on July 31, 1998 was 11,674,000.

     Part III incorporates by reference from the definitive proxy statement for the registrant's 1998 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I......................................................    1
  Item  1. Business.........................................    1
  Item  2. Properties.......................................   10
  Item  3. Legal Proceedings................................   10
  Item  4. Submission of Matters to a Vote of Securities
     Holders................................................   10
Part II.....................................................   11
  Item  5. Market for the Registrant's Common Stock and
     Related Stockholder Matters............................   11
  Item  6. Selected Consolidated Financial Data.............   12
  Item  7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............   13
  Item  8. Financial Statements and Supplementary Data......   28
  Item  9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............   28
Part III....................................................   29
  Item 10. Directors and Executive Officers of the
     Registrant.............................................   29
  Item 11. Executive Compensation...........................   29
  Item 12. Security Ownership of Certain Beneficial Owners
           and Management...................................   29
  Item 13. Certain Relationships and Related Transactions...   29
Part IV.....................................................   30
  Item 14. Exhibits, Financial Statement Schedules, and
     Reports on Form 8-K....................................   30

                                     PART I

     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in this Part I and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

     Verity develops, markets and supports knowledge retrieval software products for application developers, corporate Intranet users and e-commerce sites. Verity's technology enables organizations to manage text-based information residing on their networks, making corporate content reusable across Intranets, the Internet and CD-ROM.

     Verity's knowledge retrieval products are designed primarily to index, search, retrieve, organize and disseminate unstructured, textual information, which typically constitutes the substantial majority of an enterprise's business information and does not reside in a traditional relational database. Verity's products also enable application developers to embed powerful search and retrieval functionality into their own commercial applications. The Company's knowledge retrieval and KeyView viewing and filtering products are used within the Company's own suite of applications and have been embedded by many leading OEMs, including Lotus, Sybase, SAP and Netscape. Verity has licensed its technology to key e-commerce vendors, including AT&T WorldNet Services, Netscape Communications, Time-Warner, Knight-Ridder, Reuters, Dow Jones, The Financial Times and CDnow. Verity's software has been licensed to over 1,000 corporations, government agencies, software developers, online service providers and Internet publishers.

     Verity was incorporated in California in March 1988 and reincorporated in Delaware in September 1995. The Company's principal executive offices are located at 894 Ross Drive, Sunnyvale, CA 94089, and the telephone number at that address is (408) 541-1500. Verity's home page on the Web can be located at http://www.verity.com. Information contained in the Company's Web site shall not be deemed a part of this Report.

INDUSTRY BACKGROUND

     The corporate Intranet has become a universal information portal connecting the user to business information of all kinds. The majority of business information accessible by these universal portals, both within the enterprise and on the Internet, is text stored electronically in a variety of different formats, including Adobe's Portable Document Format ("PDF"), Microsoft Word, Corel's WordPerfect, Standard Generalized Mark-up Language ("SGML"), Hypertext Mark-up Language ("HTML") and ASCII. In addition, the physical location or source of unstructured information varies widely, including CD-ROM and dynamic information sources such as electronic mail, text files and newswire feeds. The typical large organization stores documents on hundreds or thousands of individual web servers, file servers and document repository systems. As a result of the Internet, the amount of information potentially available to the user has increased dramatically. Consequently, navigating this vast array of information, document types, formats and storage systems has become complex and confusing. Verity's core business is to provide products which help simplify the process of searching, retrieving, navigating and reusing this kind of text-based networked information.

     The proliferation of information on corporate Intranets has been accompanied by a growing recognition that large institutions need to manage their corporate knowledge more effectively. Knowledge management seeks to improve an organization's ability to leverage its core skills and competencies. Knowledge retrieval, a key component of knowledge management, seeks to improve the organization of a company's digitally stored information assets by creating a searchable and shared knowledge warehouse out of the disparate file and web servers and document repositories scattered across a typical large organization. The dramatic increase in the amount of electronic information accessible via networks has created a need for software to improve the usability of networked information, particularly software, enabling users to find, organize and reuse information efficiently.

     Traditional information retrieval applications have been limited by several factors. Information retrieval systems have not been able to scale to support very large collections of documents efficiently and effectively. At the same time, the precision of typical search and retrieval technology has been limited by the relative sophistication of the user. Typical "simple" queries yield poor results, while complex queries have been able to better separate significant from extraneous information. Moreover, information retrieval applications have focused on the ability to conduct user-initiated ad-hoc searches, when, for many organizations, the real problem is proactive notification: real-time awareness that new business critical information is now available. Finally, those products that provide some type of real-time notification tend to use a general-purpose solution offering limited options or choices, when, in reality, users desire a high degree of personalization. Scalability, precision, personalization and active agents define many of the objectives that have frustrated users of traditional information retrieval technology.

THE VERITY SOLUTION

     Verity's knowledge retrieval product suite is a scalable and cross-platform product designed to solve the knowledge retrieval problems of large institutions and electronic commerce sites. Verity's product family manages the lifecycle of corporate information. Once information has been created and stored electronically, Verity's products are designed to enable the information to be located precisely, and reused and disseminated broadly.

     Verity's core search engine (Verity Developer's Kit) is both an OEM solution as well as the core technology underlying the Company's own corporate products. Verity's search engine uses a combination of full text, metadata and knowledge-based methods to index and retrieve textual information stored in a variety of formats across corporate Intranets and the Internet. The Company's products organize and rank the relevance of selected information, thereby enabling users to filter and evaluate information personalized to their specific needs and interests. Verity's products enable user-initiated interactive query, and also enable the construction of automated software agents, which actively and continuously monitor Internet and Intranet information sources such as web sites, news feeds and file systems for new information or changes in content matching user profiles. Additionally, the products allow organizations to build hybrid online and offline information distribution systems by publishing information on CD-ROM. This CD-ROM based information maintains links to active web sites and enables automatic synchronization between the Web and a user's local computer.

     The Company originally developed its core search and retrieval technology for use by large government agencies, such as the Central Intelligence Agency and the National Security Agency. In the past several years, Verity has enhanced and expanded the Company's family of products and markets. Today, Verity offers a broad range of information retrieval products for three primary markets: corporate and institutional Intranets, e-commerce systems and high-technology OEMs.

     Corporate Intranet. The Company markets an integrated product suite enabling public and private organizations to index, search, retrieve, disseminate and publish textual information residing in more than two hundred document formats and in web and file servers distributed across the enterprise.

     Internet Electronic Commerce and Publishing. The Company's Internet products are designed to provide e-commerce vendors and online information publishers with an integrated solution enabling their users to navigate efficiently through large bodies of online information such as product catalogs, news services and document repositories. The Company recently expanded its product offering to include a search engine (Verity K2 Toolkit) designed to scale to support the largest commercial Internet sites, and to enable millions of documents to be searched by hundreds of users simultaneously. The Company also offers an integrated solution for publishers seeking to disseminate information in hybrid form via both CD-ROM and the Web.

     OEMs and Embedded Solutions. The Company offers toolkits that allow software developers to embed the Company's search-and-retrieval, profiling agent, and viewing and filtering technologies within their products. Verity's technology has been embedded in document repository systems such as Documentum and IntraDoc!; groupware such as Microsoft Exchange, Novell GroupWise and Lotus Notes; popular web application development systems from Netscape; ERP systems from SAP; and many business applications including customer care and help desk systems.

PRODUCTS

     The Company's products include the following:

  Enterprise Knowledge Retrieval Products:

     Verity Information Server. Verity's Information Server enables administrators to organize, build and centrally maintain Verity collections -- indices of documents stored on web and file servers. One-button domain indexing can turn an existing web site into a searchable Verity collection. Based on Verity's Topic knowledge framework, Information Server is designed to enable users to construct rich queries or to select queries from corporate query libraries.

     Verity Intranet Spider. Verity's Intranet Spider is designed to extend the reach for Information Server by enabling users to index multiple domains and by providing administrators with extensive control over what is indexed. Combined with Information Server, Verity Intranet Spider helps assure efficient search, retrieval and automatic monitoring of Intranet and Internet content.

     Verity Agent Server. Verity's Agent Server is a companion product to Information Server, which enables proactive notification and dissemination of information. It is designed to enable proactive searching, filtering, categorization and delivery of personalized information across the Internet and corporate Intranet to users and workgroups. New information matching users' interests can be delivered automatically according to administrator or user-specified delivery options, including electronic mail and personal web pages. The Agent Server includes extensive customization capabilities for the creation of special delivery services and products, and also provides cross-platform administrative tools.

  OEM and Custom Application Development Tools:

     Verity Developer's Kit. Verity's Developer's Kit (VDK) provides an application programmer interface (API) to Verity's core search engine. The Developer's Kit enables organizations to embed Verity's high performance search and retrieval capabilities within their own custom or commercial applications, products and services.

     Verity K2 Toolkit. Verity's K2 Toolkit, announced in April of 1998, enables developers to build, search and retrieve applications supporting millions of documents and hundreds of simultaneous queries. The K2 Toolkit is designed to exploit clustered symmetric multiprocessing systems, enabling parallel indexing, and search and retrieval of very large information collections. This product, in use today by a few of the largest e-commerce sites, is designed for large corporate Intranets, scalable OEM products, and public Internet commerce sites.

     Verity Agent Server Toolkit. Verity's Agent Server Toolkit is designed to enable developers to build custom information dissemination applications using the capabilities of the Agent Server.

     Verity Information Connectors and Gateways. Verity develops and markets access and indexing for popular information repositories, including Lotus Notes, Microsoft Exchange and relational databases.

     Verity CD-Web Publisher. Verity's CD-Web Publisher is a hybrid CD/Web static and dynamic information publishing system. CD-Web Publisher is designed to publish the contents of a web site on CD-ROM while maintaining links to the online elements of web sites that change frequently. CD-Web Publisher is designed for high-volume information publishers, customer service organizations and others who need to use web-based information off-line. CD-Web Publisher includes Verity's standard search capabilities.

  KeyView Products

     Acquired from FTP Software in 1997, the KeyView product family enables users to filter and view documents residing in hundreds of application formats. Verity has integrated KeyView technology into Verity's own core products and sells the KeyView family of filtering and viewing products to OEMs and corporate customers. The KeyView product family includes desktop viewing and filtering, compression application, KeyView Pro, and software development toolkits, including the KeyView SDK and HTML Export SDK. These toolkits enable viewing of many documents in different formats from within commercial applications, and the automatic conversion of any document to HTML. The KeyView Developer's Kit is designed to allow ISVs to embed KeyView functionality within their own applications.

SERVICES

     The Company makes extensive technical support and training services available for its customers, and also provides consulting services designed to assist its customers in utilizing Verity software to develop custom search and retrieval applications. As of May 31, 1998, the Company employed 17 people in its technical support organization, 18 people in its consulting group and 1 person focused on developing and coordinating training services.

     Technical Support and Maintenance. The Company provides post-sale customer support directly through its own technical support engineers, who handle most support calls by telephone and electronic mail. The Company offers annual maintenance contracts, which entitle its customers to full telephone support service, software updates and bug fixes. The Company also provides its customers access to technical support services by electronic mail and over a bulletin board system.

     Consulting. The Company offers consulting services to its enterprise customers, OEMs, VARs and system integrators (SIs) to assist them in designing and deploying Verity applications tailored to meet their particular information search and retrieval needs. Consulting services have typically been offered on a time and materials basis. The Company has significantly streamlined the API for its search engine to reduce the need for specialized consulting services in connection with the incorporation by OEMs and other third parties of the Company's search technology.

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

CUSTOMERS

     Verity focuses on three core markets: Intranet-based knowledge retrieval applications for large corporate and government organizations, embedded solutions for OEMs and information retrieval solutions for e-commerce and electronic publishers, including publishers of CD-ROM based information. Verity's software has been licensed directly to over 1,000 corporations, government agencies, software developers, information publishers and e-commerce vendors.

     The OEM, corporate Intranet and Internet e-commerce markets are rapidly evolving and are characterized by an increasing number of market entrants. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. There can be no assurance that the use of intelligent information retrieval and filtering technologies will become widespread in these or any markets, or that the Company's products or technologies will achieve market acceptance.

SALES AND MARKETING

     The Company's goal is to make its software a de facto standard and the most popular means to search, filter, view and disseminate information within the enterprise and beyond the enterprise on the Internet and online services. Verity seeks to tailor its marketing and sales efforts to most effectively reach customers in each of these market segments. The Company pursues opportunities within large organizations and government agencies through the combined efforts of the Company's direct sales and telesales forces. The Company's products and tools are sold indirectly through a network of VARs, SIs and OEMs.

     Direct Sales. Members of the Company's direct sales force are trained to assist enterprise customers to acquire and utilize the Company's suite of tools and products to integrate information residing within the organization over a variety of sources such as word processing documents, relational database document repositories and Internet servers. The Company's direct sales force also targets online service providers and publishers of information stored on both CD-ROM and the Internet. The Company maintains direct sales offices or personnel in a number of cities across the United States, including Washington, D.C., Dallas, Denver, Atlanta, Sunnyvale, Chicago and New York. European direct sales operations are located in London, Utrecht, Frankfurt, Munich and Paris. Additional information regarding foreign sales and operations is available in
Note 14 of Notes to Consolidated Financial Statements.

     Telesales. The Company began a telesales operation in 1995, which was initially focused on selling the Company's Internet products. Although the telesales operation's initial focus is on the Company's own products, the Company also plans to offer and sell products developed by its partners through the telesales program.

     Value Added Resellers and System Integrators. The Company's VARs and SIs frequently distribute the Company's products as part of integrated turnkey solutions for the enterprise and Internet. The Company also markets products such as document management or support automation which incorporate the Company's information retrieval toolkits.

     Original Equipment Manufacturers. The Company's search technology is sold as an integrated feature of software products offered by OEM providers of software products. These OEMs participate in a variety of markets, including groupware, document management (Documentum and Intranet Solutions), support automation (Remedy), resume tracking (Restrac) and publishing (Adobe, the Financial Times and Compaq Computer). The Company has also licensed its search technology for use by database management software companies including Informix and Sybase.

     The Company's marketing activities are targeted at building market awareness and identifying prospective customers for enterprise, CD-ROM, Internet/publishing and online service applications. Certain of the Company's OEM contracts provide for brand name exposure in the OEM's packaging of embedded Verity search technology. The Company believes such exposure helps promote market awareness for its products and can create sales opportunities for add-on products to the OEM's installed base. The Company's marketing efforts include participation in tradeshows, conferences, industry speaking engagements, advertising and direct mail campaigns targeting specific market niches such as the Internet, document management and online services. The Company also maintains a home page on the Internet, which has been a source of sales leads. As of May 31, 1998, the Company's sales and marketing organizations consisted of 91 employees.

THE VERITY TECHNOLOGY

     The Company's core technology was originally developed by the Company for use by large government agencies, such as the Central Intelligence Agency and the National Security Agency, to perform complex, customized search and retrieval applications over stand-alone, host-based systems. Since early fiscal 1994, Verity expanded its products offering to support client/server and web-based computing environments. The Company has expanded its markets to include OEMs, corporate Intranets and e-commerce vendors, and online and CD-ROM information publishers. Verity technologies address the major aspects of the intelligent search and filtering process, including document indexing, query formulation and ranking and presentation of results.

     Indexing. The search engine incorporated in Verity's server products or OEM applications indexes documents automatically based upon user-specified criteria, into a structured database, or "collection." Verity indices exploit full text, metadata and Verity's unique knowledge mapping system, Topics(R). Collections created through the indexing process contain the results of text analysis performed by the Verity engine as well as information about the document's context and structure. End users with Verity-based applications or standard web browsers can search those collections that administrators make available to them. Verity architecture is designed to permit real-time indexing of new documents into a Verity collection, even while users actively search that collection. As a result, the system provides enhanced availability, and is designed to operate during maintenance and back up. Verity's new K2 Toolkit enhances the availability of Verity applications by providing redundant processing paths, further enhancing system availability.

     Query Formulation. The Company's search technology is designed to enable users to formulate and refine queries using a variety of search tools such as keywords, thesauri, dictionaries and concept-based Topics. Once formulated, queries can be used to retrieve archived information with a standard, interactive search. In addition, the same query may be incorporated in an agent deployed to watch and "clip" relevant information arriving in dynamic text files. This "profiling" feature of the Company's query technology is designed to address high user and data volumes, such as those associated with enterprise applications and large online services.

     The Verity search engine is designed with an open architecture which employs multiple search techniques and supports incorporation of additional techniques by the Company in future products or custom applications. This open environment also allows third party developers to extend Verity's products and tools. The concept-based "topic" search metaphor is one method by which the Company's products permit construction of sophisticated search requests, which can then easily be deployed by users. Users construct a hierarchical "tree" of concepts with weighted branches, which defines a "topic." The topic tree graphically represents relationships among the user's terms, providing increased refinement of typical Boolean or natural language expressions. Topics(R) serve as weighted rules of evidence describing the probability that a document is about a given subject. Using Topics(R), organizations can map large bodies of knowledge and enable automatic document classification, sophisticated search and intelligent information dissemination.

     Results Presentation. The results obtained through matching queries against document collections are provided with a relevance score calculated by the Verity engine. This score may be presented, along with other available document-attribute information desired by the user, in a customizable results list. The Company is actively developing added functionality designed to enable the organization, or "clustering" of search results according to common themes within the retrieved documents. Verity also provides automatic document summarization and query by example, a facility allowing any document to be turned into a "find more documents like this" query.

     Viewers and Filters. Document filtering, provided by Verity's incorporation of its KeyView technology, automatically detects the kind of document (e.g., Microsoft Word, WordPerfect, Lotus 1-2-3 spreadsheet) being indexed and isolates the text to be indexed from embedded formatting information. Filters are designed to enable the indexing engine to handle a wide variety of document types and formats. The threadsafe nature of the Verity filters helps assure fast and reliable access to documents for searching. Verity's KeyView viewing technology is designed to provide users with the ability to view documents in a variety of formats without the use of the application which generated the document.

PRODUCT DEVELOPMENT

     The Company's development efforts are focused on expanding Verity's suite of products, designing enhancements to the Company's core technology, and addressing additional technical challenges inherent in developing new applications for enterprise, e-commerce, OEM and sophisticated CD-ROM publishing markets. The Company plans to undertake development of further enhancements of the search performance, scalability, functionality and deployability of its products. The Company is also engaged in research and development relating to enhanced presentation and organization of retrieved information, such as the organization and navigation of search results. As of May 31, 1998, there were 90 employees on the Company's research and development staff. The Company's research and development expenditures in fiscal 1996, fiscal 1997 and fiscal 1998 were $8.5 million, $14.3 million and $15.5 million, respectively, which represented 27.6%, 33.5% and 40.0% of total revenues, respectively. The Company expects that it will continue to commit substantial resources to product development in the future.

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

     Software products as complex as those offered by the Company may contain errors that may be detected at any point in the products' life cycles. The Company has in the past discovered software errors in certain of its products and has experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite testing and quality assurance efforts by the Company and by current and potential customers, errors will not be found resulting in loss of, delay in, market acceptance and sales, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

COMPETITION

     The electronic information search and retrieval software market is intensely competitive. The Company believes that the principal competitive factors in such market are product quality, performance and price, vendor and product reputation, product architecture, strategic alliances, functionality and features, ease of use and quality of support. A number of companies offer competitive products addressing certain of the Company's target markets. In the enterprise market, the Company competes with Dataware, InfoSeek, PC Docs and Excalibur, among others. Microsoft has also begun to supply entry-level products for the enterprise market. In the Internet/publishing market, the Company competes with Folio, PC Docs and Dataware, among others. The Company also competes indirectly with database vendors that offer information search and retrieval capabilities with their core database products. In the future, the Company may encounter competition from companies that enhance products such as word processing software, document management systems, groupware applications, Internet products and operating systems to include text search and retrieval features. Many of the Company's existing competitors, as well as Microsoft and a number of other potential new competitors, have significantly greater financial, technical and marketing resources than the Company. Because the success of the Company's strategy is dependent in part on the success of the Company's strategic partners, competition between the Company's strategic partners and the strategic partners of the Company's competitors, or failure of the Company's strategic partners to achieve or maintain market acceptance could have a material adverse effect on the Company's competitive position. Although the Company believes that its products and technologies compete favorably with respect to the factors outlined above, there can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.

PROPRIETARY RIGHTS

     To date, the Company has relied upon a combination of copyrights and trade secret law to protect its proprietary rights. The Company generally enters into confidentiality or license agreements with its employees, distributors, customers and potential customers and limits access and distribution of the source code to its software and other proprietary information. To license its client products, the Company primarily relies on "shrink-wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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

     Certain technology used in the Company's products is licensed from third parties, generally on a nonexclusive basis. These licenses generally require the Company to pay royalties and to fulfill confidentiality obligations. The Company believes that there are alternative sources for each of the material components of technology licensed by the Company from third parties. However, the termination of any of such licenses, or the failure of the third party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on the Company's results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all. See "Business Risks -- Dependence on Proprietary Technology."

EMPLOYEES

     As of May 31, 1998, the Company had a total of 250 employees, including 90 in research and development, 133 in sales, marketing and related customer support services, 22 in administration and 5 in manufacturing. Of these employees, 176 were located in the United States, 37 in Europe and 37 in Canada. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

     The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel. The loss of services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results or financial condition of the Company. The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results and financial condition.

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

     As of July 31, 1998, the directors, executive officers and key employees of the Company were as follows:

                  NAME                    AGE                        POSITION
                  ----                    ---                        --------
Gary J. Sbona...........................  55    President, Chief Executive Officer and Director
Stephen W. Young........................  49    Chief Operating Officer
James E. Ticehurst......................  53    Vice President, Administration and Controller and
                                                Assistant Secretary
Anthony J. Bettencourt..................  37    Senior Vice President, Worldwide Sales and
                                                Marketing
John Navas..............................  54    Vice President, Development and Technical Services
Hugh S. Njemanze........................  41    Chief Technology Officer
Ronald F.E. Weissman....................  48    Vice President, Strategy and Corporate Development
Steven M. Krausz(1).....................  43    Director
Stephen A. MacDonald....................  52    Director
Charles P. Waite, Jr.(1)................  43    Director

---------------
(1) Member of the Compensation and Audit Committees.

     Mr. Sbona has served as the Company's President and Chief Executive Officer since July 1997 and has served as a director of the Company since May 1998. Since 1974, Mr. Sbona has also served as the Chairman and Chief Executive Officer of Regent Pacific Management Corporation, a professional services company, which is currently providing management services to the Company. Mr. Sbona received his B.S. in Business and Engineering from San Jose State University.

     Mr. Young commenced his service to Verity as part of the Regent Pacific Management team in July 1997 and was subsequently appointed to the position of Chief Operating Officer. Since 1990, Mr. Young has served as a principal of Regent Pacific Management Corporation, a professional services company, which is currently providing management services to the Company. Mr. Young received his B.S. in Industrial Administration and his M.B.A. from the University of Illinois.

     Mr. Ticehurst joined the Company as Accounting Manager in December 1988 in a consulting capacity. He was subsequently promoted to Controller and in October 1997 was appointed to the position of Vice President, Administration and Controller and Assistant Secretary. Mr. Ticehurst received his B.S. in Accounting from San Jose State University.

     Mr. Bettencourt joined the Company in July 1995 as Vice President of North American Sales. He was subsequently promoted to Vice President of Worldwide Sales and Marketing and served in this position until his departure in December 1996. Mr. Bettencourt has subsequently rejoined the Company in September 1997 as Senior Vice President, Worldwide Sales and Marketing. Prior to rejoining the Company, Mr. Bettencourt served as an officer of OnLive! Technologies, a private technology company. Prior to initially joining the Company, Mr. Bettencourt served as Vice President of Sales for Versant Object Technology from 1992 to June 1995 and as Director of U.S. Sales for Versant Object Technology from July 1990 to 1992. From December 1988 to July 1990, Mr. Bettencourt served as Vice President of Sales for Rockwell CMC. Mr. Bettencourt received his B.A. from Santa Clara University.

     Mr. Navas commenced his service to Verity as part of the Regent Pacific Management team in August 1997 and was subsequently appointed to the position of Vice President, Development and Technical Services. Since 1985, Mr. Navas has served as a principal of Regent Pacific Management Corporation, a professional services company, which is currently providing management services to the Company. Mr. Navas received his B.S. in Engineering from Massachusetts Institute of Technology.

     Mr. Njemanze has served as the Company's Vice President, Desktop Products since February 1997 and its Chief Technology Officer since July 1997. Mr. Njemanze joined the Company in November 1993 serving as Software Architect until April 1994. He then served as Director, Applications Development until February

1997. Prior to his services at Verity, he served as a member of the Technical Staff at Apple Computer. Mr. Njemanze received his B.S. in Computer Science from Purdue University.

     Mr. Weissman joined the Company in May 1997 as Vice President, Corporate Marketing. In October 1997, he became Vice President of Worldwide Marketing. In July 1998, he took on a new role at Verity, Vice President, Strategy and Corporate Development. Mr. Weissman was employed by Filoli Information Systems as Vice President, Sales and Marketing from April 1995 to May 1997. From January 1990 to April 1995, he was employed by NeXT Software, Inc. as Director, Corporate Marketing where he managed European Marketing and American Corporate Marketing. Mr. Weissman received his B.A., M.A. and Ph.D. from U.C. Berkeley.

     Mr. Krausz has served as a director of the Company since May 1988. Mr. Krausz has been a General Partner of U.S. Venture Partners III, U.S.V. Entrepreneur Partners and BHMS Partners III since 1985. Mr. Krausz is also a director of Photon Dynamics, Inc.

     Mr. MacDonald has served as a director of the Company since December 1988. From May 1983 until May 1996, Mr. MacDonald was employed by Adobe Systems Incorporated where he served as Senior Vice President and Chief Operating Officer. From May 1996 to April 1998, he served as President and Chief Executive Officer of Active Software. Mr. MacDonald is currently a consultant. Mr. MacDonald is a director of Network Computing Devices, Inc. and Imaging Technologies Corporation.

     Mr. Waite has served as a director of the Company since May 1988. Mr. Waite has been a General Partner of Olympic Venture Partners II and a Vice President of Northwest Venture Services Corp. since 1987, a General Partner of Olympic Venture Partners III since 1994 and a General Partner of Olympic Venture Partners IV since 1997. Mr. Waite is also a director of CellPro Incorporated, Cardima, Inc., Originet, Inc., Seattle Genetics, SignalSoft Corp., WatchGuard Technologies and Rossetta Inpharmatics.

     The Company's Certificate of Incorporation provides that the Board of Directors is divided into three classes serving staggered three-year terms. Each class of directors consists of one or two directors. The Class I directors, whose terms will end in 1999, are Steven M. Krausz and Charles P. Waite, Jr.; the Class II director, whose term will end in 2000, is Stephen A. MacDonald; and the Class III director, whose term will end in September 1998, is Gary J. Sbona.

     Officers are elected by and serve at the discretion of the Board of Directors. There are no family relationships among the directors or officers of the Company.

ITEM 2. PROPERTIES

     The Company's principal administrative, sales, marketing and research and development facilities occupy approximately 51,000 square feet in Sunnyvale, California. The Company's operating lease agreement for this facility commenced in June 1996 and expires in September 2005. The Company's average annual lease payment, based on the total 96,000 square feet leased property, is scheduled to be approximately $1.1 million. In addition, the Company also leases sales offices in England, Netherlands, France and Germany and a development and technical support office in Canada.

ITEM 3. LEGAL PROCEEDINGS

     On March 11, 1998, the Company announced that it had filed a lawsuit in United States District Court for the District of Delaware against Lotus Development Corporation for copyright infringement, unfair competition, breach of a 1992 agreement under which Verity licensed certain software to Lotus, misappropriation of trade secrets and unjust enrichment and conversion. On June 8, 1998, Verity, Inc. and Lotus Development Corporation announced that they have concluded a settlement agreement that makes available to Lotus a range of Verity technologies for use with Lotus products. The settlement agreement resolves issues that had arisen between the two companies. Accordingly, the Company has withdrawn its legal action against Lotus Development Corporation by virtue of a settlement agreement dated June 8, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Market Price of Common Stock

     The Company's stock has been traded on the Nasdaq National Market since the Company's initial public offering on October 5, 1995 under the Nasdaq symbol VRTY. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Company's common stock as reported by Nasdaq:

                                                              HIGH      LOW
                                                             ------    ------
FISCAL 1996
  Second Quarter (from October 6, 1995)....................  $49.75    $18.50
  Third Quarter............................................  $55.25    $33.75
  Fourth Quarter...........................................  $44.00    $30.00

FISCAL 1997
  First Quarter............................................  $39.00    $19.50
  Second Quarter...........................................  $24.62    $ 9.50
  Third Quarter............................................  $20.75    $ 9.81
  Fourth Quarter...........................................  $ 9.75    $ 5.50

FISCAL 1998
  First Quarter............................................  $ 7.75    $ 5.19
  Second Quarter...........................................  $ 5.63    $ 4.56
  Third Quarter............................................  $ 5.94    $ 4.38
  Fourth Quarter...........................................  $10.22    $ 5.06

HOLDERS OF COMPANY STOCK

     The closing sale price for the Common Stock on July 31, 1998 was $10.375.

     As of July 31, 1998, there were approximately 4,062 shareholders of the Company's Common Stock and 11,674,000 shares of Common Stock outstanding.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included in "Item 8. Financial Statements and Supplementary Data."

                                                            FISCAL YEAR ENDED MAY 31,
                                               ---------------------------------------------------
                                                 1994       1995      1996       1997       1998
                                               --------   --------   -------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statements of Operations Data:
Revenues:
  Software products..........................  $  9,217   $ 10,143   $24,472   $ 34,934   $ 28,658
  Service and other..........................     7,385      5,743     6,246      7,737     10,200
                                               --------   --------   -------   --------   --------
          Total revenues.....................    16,602     15,886    30,718     42,671     38,858
                                               --------   --------   -------   --------   --------
Costs of revenues:
  Software products..........................       720        623     2,074      2,688      2,426
  Service and other..........................     4,350      2,926     2,785      3,892      5,178
                                               --------   --------   -------   --------   --------
          Total costs of revenues............     5,070      3,549     4,859      6,580      7,604
                                               --------   --------   -------   --------   --------
Gross profit.................................    11,532     12,337    25,859     36,091     31,254
                                               --------   --------   -------   --------   --------
Operating expenses:
  Research and development...................     4,872      5,892     8,488     14,310     15,544
  Acquisition of in-process research and
     development and other...................        --         --       381     14,894         --
  Marketing and sales........................     7,783      9,280    14,912     21,505     22,757
  General and administrative.................     2,302      2,747     3,469      4,864      7,610
  Restructuring charges......................     1,175         --        --         --      3,006
                                               --------   --------   -------   --------   --------
          Total operating expenses...........    16,132     17,919    27,250     55,573     48,917
                                               --------   --------   -------   --------   --------
Loss from operations.........................    (4,600)    (5,582)   (1,391)   (19,482)   (17,663)
Other income (expense), net..................      (234)        57     1,342      1,943      1,553
Interest expense.............................      (270)      (313)     (264)      (212)      (100)
                                               --------   --------   -------   --------   --------
Loss before provision for income taxes.......    (5,104)    (5,838)     (313)   (17,751)   (16,210)
Provision for income taxes...................        --         --        --       (180)      (300)
                                               --------   --------   -------   --------   --------
Net loss.....................................  $ (5,104)  $ (5,838)  $  (313)  $(17,931)  $(16,510)
                                               ========   ========   =======   ========   ========
Net loss per share -- basic and diluted(1)...  $  (2.67)  $  (2.18)  $ (0.12)  $  (1.65)  $  (1.47)
                                               ========   ========   =======   ========   ========
Number of shares used in per share
  calculation -- basic and diluted(1)........     2,903      3,635     7,829     10,840     11,225
                                               ========   ========   =======   ========   ========
Consolidated Balance Sheet Data:
Cash and cash equivalents....................  $  2,184   $    324   $ 2,482   $  2,934   $  5,505
Working capital (deficit)....................       100     (1,338)   44,087     18,676     15,912
Total assets.................................     8,199      6,987    62,724     49,443     41,449
Long-term obligations, net of current
  portion....................................     1,154        924       639        167          2
Mandatorily redeemable convertible preferred
  stock......................................    25,582     32,069        --         --         --
Stockholders' (deficit) equity...............   (24,602)   (32,439)   52,808     37,273     24,055

---------------
(1) The net loss used in computing net loss per share has been increased by the accretion of the mandatorily redeemable convertible preferred stock to its redemption value in the years ended May 31, 1994, 1995 and 1996 of $2,646,000, $2,081,000 and $611,000, respectively. See Note 2 of Notes to
    Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in this Part I and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any such forward-looking statements.

     The following discussion provides an analysis of the Company's financial condition and results of operations and should be read in conjunction with the "Selected Consolidated Financial Data" and the Note thereto and the Consolidated Financial Statements and the Notes thereto of the Company.

OVERVIEW

     Verity develops, markets and supports knowledge retrieval software products for application developers, corporate Intranet users and e-commerce sites. Verity's technology enables organizations to manage text-based information residing on their networks, making corporate content reusable across Intranets, the Internet and CD-ROM. The Company was founded in 1988, and, historically, derived the substantial majority of its revenue from the licensing of high-priced, custom search and retrieval applications for use almost entirely by large organizations and government agencies. During these years, the Company also generated a substantial portion of its revenues by providing the consulting services required to support these products.

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

     The Company's ongoing implementation of this strategy has involved several significant actions. During recent years, the Company has reduced significantly its average unit license fees. Also, during this period, the Company has devoted significant resources to modify and enhance its core technology to support a broader set of search and retrieval solutions for use on desktop and enterprise-wide systems and over the Internet. Key engineering efforts in this regard have included the continued enhancement of the functionality of the Company's search engine and related products, and the modification of software to facilitate incorporation in third parties' information management, publishing and groupware software applications. In recent years, the Company's engineering efforts have also resulted in the development of new applications of software for use with CD-ROM, online services and the Internet. The Company's knowledge retrieval and KeyView viewing and filtering products are used within the Company's own suite of applications and have been embedded by many leading OEMs, including Lotus, Sybase, SAP and Netscape. Verity has licensed its technology to key e-commerce vendors, including, AT&T WorldNet Services, Netscape Communications, Time-Warner, Knight-Ridder, Reuters, Dow Jones, The Financial Times and CDnow.

     In connection with its strategy, the Company has also replaced the majority of its work force and substantially reorganized all of the departments within the Company. While experiencing significant turnover, the Company increased the number of research and development personnel from 29 at the beginning of fiscal 1994 to 90 at the end of fiscal 1998. Given its reduced focus on offering custom solutions, the Company decreased the number of personnel involved in its consulting business from 29 at the beginning of fiscal 1994 to 18 at the end of fiscal 1998.

     Since inception, the Company has incurred significant losses and substantial negative cash flow. Due in part to the transition, the Company experienced declining revenues and increased net losses in fiscal years

1994 and 1995. At May 31, 1998, the Company had cumulative operating losses of $58.6 million, with net losses of $313,000, $17.9 million and $16.5 million for fiscal years 1996, 1997 and 1998, respectively. In fiscal 1997, total revenues increased 39% over fiscal 1996 primarily as a result of a 43% increase in software product revenues. In fiscal 1998, total revenues decreased 9% in comparison with fiscal 1997 primarily as a result of an 18% decrease in software product revenues. The increase for fiscal 1997 over the prior year was due principally to revenues from Internet/publishing products and, to a lesser extent, the Company's TDK Toolkit. The decrease for fiscal 1998 in comparison to the prior year was due principally to lower revenues from the Company's enterprise products. The loss in fiscal 1997 reflects one-time charges against earnings of a total of $14.9 million related to the acquisitions of Cognisoft Corporation, 64k Incorporated and the KeyView Business Unit from FTP Software. The loss in fiscal 1998 reflects management and organizational changes, including $3.0 million of restructuring charges. While it is the Company's goal to increase revenue and generate net income in future periods, no assurance can be given that the Company's strategy will be successful, that the rate of revenue increase experienced by the Company in the last two quarters of fiscal 1998 will be experienced in future periods, or that the Company will achieve or maintain positive cash flow or profitability.

     The ongoing implementation of the Company's new strategy has placed, and may continue to place, a significant strain on the Company's resources, including its personnel. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. As noted above, the Company has experienced significant turnover, including turnover of several senior members of management. In particular, on July 31, 1997, Mr. Gary J. Sbona replaced Mr. Philippe F. Courtot as the Company's President and Chief Executive Officer and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the original agreement, Regent Pacific agreed to provide management services to the Company, at a fee of $50,000 per week, including the services of Mr. Sbona as Chief Executive Officer and President and at least three other Regent Pacific personnel as part of the Company's management team. The agreement had a one-year term, but could be canceled by the Company after expiration of the initial 26-week period, with a minimum compensation to Regent Pacific of $1,300,000 for that initial period. The agreement required that the Company indemnify Regent Pacific and Mr. Sbona for certain liabilities arising out of the performance of services under the agreement. On April 13, 1998, the Company and Regent Pacific agreed to amend the agreement to provide that Mr. Sbona and at least four other Regent Pacific personnel would serve as part of the Company's management team. The amendment also served to extend the term of the agreement until August 31, 1999, and to extend the noncancelable period of the agreement until February 28, 1999. In connection with Mr. Sbona's service as President and CEO of the Company, the Compensation Committee of the Company's Board also granted to him an option to purchase 350,000 shares of the Company's common stock at an exercise price of $5.125 per share. The shares subject to such option will vest on a monthly basis during the 13-month period ending on February 28, 1999, subject to Mr. Sbona's continued employment as the Company's President and CEO; provided, however, that the option will vest entirely upon certain change of control transactions or upon termination of Mr. Sbona without cause. The option will also remain exercisable for one year following the termination of Mr. Sbona's services. If Company management is unable to effectively manage the Company's operations, identify opportunities in a timely fashion, and evaluate and manage the Company's business and competitive position, the Company's results of operations and financial condition will be materially and adversely affected. Furthermore, there can be no assurance that the Company will successfully develop and introduce new products on a timely basis or that its new or recently introduced products will achieve market acceptance.

     On March 11, 1998, the Company announced that it had filed a lawsuit in United States District Court for the District of Delaware against Lotus Development Corporation for copyright infringement, unfair competition, breach of a 1992 agreement under which Verity licensed certain software to Lotus, misappropriation of trade secrets and unjust enrichment and conversion. On June 8, 1998, Verity, Inc. and Lotus Development Corporation announced that they have concluded a settlement agreement that makes available to Lotus a range of Verity technologies for use with Lotus products. The settlement agreement resolves issues that had arisen between the two companies. Accordingly, the Company has withdrawn its legal action against Lotus Development Corporation by virtue of a settlement agreement dated June 8, 1998.

     The Company's revenues are derived from license fees for its software products and fees for services complementary to its products, including software maintenance, consulting and training. Fees for services generally are charged separately from the license fees for the Company's software products. The Company recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition. Accordingly, maintenance revenues from ongoing customer support and product upgrades are recognized ratably over the term of the applicable maintenance agreement, which is typically 12 months. Payments for maintenance fees generally are received in advance and are nonrefundable. Revenues for consulting and training generally are recognized when the services are performed. Additionally, the Company is currently evaluating the impact of Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, and has not determined the result, if any, on the Company's financial position, results of operations or cash flows. SOP 97-2, issued by American Institute of Public Accountants during October 1997, establishes requirements for revenue recognition for software companies for fiscal years beginning after December 15, 1997.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenue represented by certain items in the Company's Consolidated Statements of Operations for the periods indicated:

                                                              FISCAL YEAR ENDED MAY 31,
                                                              --------------------------
                                                               1996      1997      1998
                                                              ------    ------    ------
Revenues:
  Software products.........................................   79.7%     81.9%     73.8%
  Service and other.........................................   20.3      18.1      26.2
                                                              -----     -----     -----
     Total revenues.........................................  100.0     100.0     100.0
                                                              -----     -----     -----
Costs of revenues:
  Software products.........................................    6.8       6.3       6.3
  Service and other.........................................    9.1       9.1      13.3
                                                              -----     -----     -----
     Total costs of revenues................................   15.9      15.4      19.6
                                                              -----     -----     -----
Gross margin................................................   84.1      84.6      80.4
                                                              -----     -----     -----
Operating expenses:
  Research and development..................................   27.6      33.5      40.0
  Acquisition of in-process research and development and
     other..................................................    1.2      34.9       0.0
  Marketing and sales.......................................   48.5      50.4      58.6
  General and administrative................................   11.3      11.4      19.6
  Restructuring charges.....................................    0.0       0.0       7.7
                                                              -----     -----     -----
     Total operating expenses...............................   88.6     130.2     125.9
                                                              -----     -----     -----
Loss from operations........................................   (4.5)    (45.7)    (45.5)
Other income and expenses, net..............................    3.5       4.1       3.8
                                                              -----     -----     -----
Net loss before provision for income taxes..................   (1.0)    (41.6)    (41.7)
Provision for income taxes..................................    0.0      (0.4)     (0.8)
                                                              -----     -----     -----
Net loss....................................................   (1.0)%   (42.0)%   (42.5)%
                                                              =====     =====     =====

  Revenues

     Total revenues increased 38.9% from $30.7 million in fiscal 1996 to $42.7 million in fiscal 1997 and decreased 8.9% to $38.9 million in fiscal 1998. The increase from fiscal 1996 to fiscal 1997 was due primarily to increased revenues from licensing of Internet/publishing products and, to a lesser extent, the Company's TDK Toolkit. The decrease from fiscal 1997 to fiscal 1998 was due principally to lower revenues from licensing enterprise products and, to a lesser extent, lower revenues from Internet/publishing products.

Software product revenues increased as a percentage of total revenues from 79.7% in fiscal 1996 to 81.9% in fiscal 1997 and decreased to 73.8% in fiscal 1998. Conversely, service and other revenues declined as a percentage of total revenues from 20.3% in fiscal 1996 to 18.1% in fiscal 1997 and increased to 26.2% in fiscal 1998.

     Software product revenues. Software product revenues increased 42.8% from $24.5 million in fiscal 1996 to $34.9 million in fiscal 1997 and decreased 18.0% to $28.9 million in fiscal 1998. The increase from fiscal 1996 to fiscal 1997 was due primarily to increased revenues from licensing of Internet/publishing products and, to a lesser extent, the Company's TDK Toolkit. The decrease from fiscal 1997 to fiscal 1998 was due principally to lower revenues from licensing enterprise products and, to a lesser extent, lower revenues from Internet/publishing products.

     Service and other revenues. Service and other revenues consist primarily of fees for software maintenance, consulting and training. Service and other revenues increased 23.9% from $6.2 million in fiscal 1996 to $7.7 million in fiscal 1997 and increased 31.8% to $10.2 million in fiscal 1998. The increase in service revenues in fiscal 1997 and fiscal 1998 was due primarily to increases in maintenance revenues and, to a lesser extent, consulting revenues.

     Revenues derived from foreign operations accounted for 6.6%, 4.6% and 6.1% of total revenues, respectively, in fiscal 1996, 1997 and 1998, with European operations alone accounting for 5.6%, 4.6% and 6.1% of total revenues for these periods, respectively. The Company's export sales consist primarily of products licensed for delivery outside of the United States. In fiscal years 1996, 1997 and 1998, export sales accounted for 19.1%, 23.8% and 26.6% of total revenues, respectively.

     No single customer accounted for 10% or more of the Company's revenues during fiscal years 1996, 1997 or 1998. However, revenues derived from sales to the federal government and its agencies were 10.5%, 9.5% and 9.0% of total revenues in fiscal years 1996, 1997 and 1998, respectively. Sales to government agencies declined as a percentage of revenues from fiscal 1996 to fiscal 1998, and may decline in the future.

  Costs of Revenues

     Costs of software products. Costs of software products consist primarily of product media, duplication, manuals, packaging materials, shipping expenses and royalties and, in certain instances, licensing of third-party software incorporated in the Company's products. Costs of software products increased 29.6% from $2.1 million in fiscal 1996 to $2.7 million in fiscal 1997 and decreased 9.7% to $2.4 million in fiscal 1998, representing 8.5%, 7.7% and 8.5%, respectively, of software product revenues. The increase in costs of revenues from fiscal 1996 to fiscal 1997 was related to the higher level of software product sales and increasing costs of third-party software components. The decrease in costs of revenues from fiscal 1997 to fiscal 1998 was related to the lower level of software product sales and decreasing costs of third-party software components. During fiscal 1997 and 1998, the Company capitalized software development costs in the amounts of $1,411,000 and $198,000, respectively, which have been fully amortized as of May 31, 1998. In fiscal 1996, the Company did not capitalize any software development costs since such costs were not significant. Amortization is included in costs of product revenue.

     Costs of service and other. Costs of service and other consist of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. Costs of service and other increased 39.7% from $2.8 million in fiscal 1996 to $3.9 million in fiscal 1997 and increased 33.0% to $5.2 million in fiscal 1998. As a percentage of service and other revenue, these costs represented 44.6%, 50.3% and 50.8% in fiscal years 1996, 1997 and 1998, respectively. The increase in costs of service and other from fiscal 1996 to fiscal 1998 was related to staff additions associated with the Company's customer support and consulting businesses.

  Operating Expenses

     Research and development. Research and development expenses increased 68.6% from $8.5 million in fiscal 1996 to $14.3 million in fiscal 1997 and increased 8.6% to $15.5 million in fiscal 1998, representing 27.6%, 33.5% and 40.0% of total revenues, respectively. This increase in absolute dollars was primarily due to a significant increase in research and development personnel during fiscal 1997 and the first six months of fiscal

1998, focused on development of products addressing Internet/publishing, CD-ROM, online and groupware applications. The Company believes that research and development expenses will increase in the future primarily due to the introduction of new products to the Company's product line and other anticipated product development efforts. Future research and development expenses may vary as a percentage of total revenues.

     During fiscal 1998, the Company capitalized software development costs in the amount of $198,000. In fiscal 1997, the Company capitalized approximately $1.4 million of software development costs, in connection with the development of a number of products included in the Company's Knowledge Retrieval product line and the IntelliServ product.

     Acquisition of in-process research and development. During fiscal 1998, there were no costs for acquisition of in-process research and development. Acquisition of in-process research and development increased from $381,000 in fiscal 1996 to $14.9 million in fiscal 1997, representing 1.2% and 34.9% of total revenues, respectively. Acquisition of in-process research and development costs for fiscal 1997 were primarily related to the Company's acquisitions of Cognisoft, 64k and the KeyView product line and technology.

     Marketing and sales. Marketing and sales expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses and pre-sales customer service and support costs. Marketing and sales expenses increased 44.2% from $14.9 million in fiscal 1996 to $21.5 million in fiscal 1997 and increased 5.8% to $22.8 million in fiscal 1998, representing 48.5%, 50.4% and 58.6% of total revenues, respectively. These increases in absolute dollars were primarily related to the Company's expansion of its marketing and sales organization, particularly in the United States and Europe. The Company anticipates it will continue to make significant investments in marketing and sales.

     General and administrative. General and administrative expenses increased 40.2% from $3.5 million in fiscal 1996 to $4.9 million in fiscal 1997 and increased 56.5% to $7.6 million in fiscal 1998, representing 11.3%, 11.4% and 19.6% of total revenues, respectively. These increases in absolute dollars were primarily due to increases in professional service fees required to support the Company's operations relative to prior years. In particular, in fiscal 1998, the Company incurred increased professional service fees, in accordance with the Regent Pacific Management Agreement, in connection with the support of the Company's operations. In addition, in fiscal 1998, the Company incurred additional legal expenses associated with the lawsuit filed with Lotus Development Corporation. See "Item 3. Legal Proceedings."

     Restructuring charges. During the quarter ended November 30, 1997, the Company implemented a worldwide restructuring of its corporate operations which resulted in workforce reductions and business consolidations. In connection with the restructuring, the Company recorded a $3.0 million restructuring charges in the quarter ended November 30, 1997, of which $1.6 million was related to severance costs associated with the reduction in the worldwide workforce, $0.5 million to the termination of certain lease agreements, $0.6 million to the write-off of certain assets and $0.3 million to other costs associated with the restructuring.

     Of the total $3.0 million in restructuring charges, approximately $0.8 million is a current liability at May 31, 1998. Of the $0.8 million, $0.6 million relates to severance costs to be paid out in future quarters, $0.1 million to the termination of certain lease obligations which are scheduled to be paid out over the remaining life of the lease agreements and $0.1 million to other costs associated with the restructuring.

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

     The Company's deferred tax asset related to its net operating loss carryforwards includes the tax benefit derived from the disqualifying dispositions of incentive stock options and the exercise of nonqualified stock options. The benefit, which totaled $270,000 and $372,000, at May 31, 1997 and 1998, respectively, will be credited directly to additional paid-in capital when the Company's deferred tax asset is recognized.

     As of May 31, 1998, the Company had approximately $31,000,000 and $14,300,000 of net operating loss carryforwards for federal and California purposes, respectively, to offset future taxable income. The Company also has federal and state research and development tax credit carryforwards of approximately $1,500,000 and $500,000, respectively, at May 31, 1998. These carryforwards expire in the years 1999 to 2013 if not utilized. The Company's net operating loss and tax credit carryforwards are subject to an annual limitation of approximately $4,900,000 as a result of an ownership change, as defined by tax laws. See Note 10 of Notes to Consolidated Financial Statements.

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

     Product revenues are also difficult to forecast because the market for search and retrieval software is uncertain and evolving. In addition, a significant portion of the Company's revenues is derived from royalties based upon sales by third-party vendors of products incorporating the Company's technology. These revenues may be subject to extreme fluctuations and are difficult for the Company to predict. Further, the Company typically generates a large percentage of its quarterly revenues during the last weeks of the quarter. The Company's expense levels are based in part on its expectations as to future revenues and to a large extent are fixed. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse impact on the Company's operating results and on the Company's ability to achieve profitability.

     The Company's revenues, and particularly its software products revenues, increased significantly on a quarter-to-quarter basis during fiscal 1996. However, revenues for the first quarter of fiscal 1997 decreased relative to the last quarter of fiscal 1996, and revenues in each of the third and fourth quarters of fiscal 1997 were lower than revenues for the second quarter of fiscal 1997. In addition, revenues for the first quarter of fiscal 1998 were significantly lower than revenues for the fourth quarter of fiscal 1997. Due to the evolving nature of the markets for the Company's products and other factors, there can be no assurance that the Company's revenues will increase on a quarter-to-quarter basis or at all in future periods.

     As a result of the foregoing and other factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the shares of the Company's Common Stock.

     The following table sets forth certain unaudited consolidated statements of operations data, both in dollar amount and as a percentage of total revenues, for each of the eight quarters in the period ended May 31, 1998. In the opinion of management, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements of the Company and related notes thereto. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period.

                                                                                 QUARTER ENDED
                                              -----------------------------------------------------------------------------------
                                              AUG. 31,   NOV. 30,   FEB. 28,   MAY 31,   AUG. 31,   NOV. 30,   FEB. 28,   MAY 31,
                                                1996       1996       1997      1997       1997       1997       1998      1998
                                              --------   --------   --------   -------   --------   --------   --------   -------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statements of Operations Data:
Revenues:
  Software products.........................  $ 7,229    $ 9,726    $  9,181   $ 8,798   $ 3,116    $ 6,666    $ 8,652    $10,224
  Service and other.........................    1,583      1,870       1,942     2,342     2,224      2,522      2,553      2,901
                                              -------    -------    --------   -------   -------    -------    -------    -------
        Total revenues......................    8,812     11,596      11,123    11,140     5,340      9,188     11,205     13,125
                                              -------    -------    --------   -------   -------    -------    -------    -------
Costs of revenues:
  Software products.........................      616      1,003         585       484       705        861        682        178
  Service and other.........................      873        980         918     1,121     1,685      1,294      1,148      1,051
                                              -------    -------    --------   -------   -------    -------    -------    -------
        Total costs of revenues.............    1,489      1,983       1,503     1,605     2,390      2,155      1,830      1,229
                                              -------    -------    --------   -------   -------    -------    -------    -------
Gross profit................................    7,323      9,613       9,620     9,535     2,950      7,033      9,375     11,896
                                              -------    -------    --------   -------   -------    -------    -------    -------
Operating expenses:
  Research and development..................    3,499      3,290       4,050     3,471     5,033      4,153      3,405      2,953
  Acquisition of in-process research and
    development and other...................       --         --      10,029     4,865        --         --         --         --
  Marketing and sales.......................    4,529      5,459       5,466     6,051     5,745      6,048      5,530      5,434
  General and administrative................    1,175      1,177       1,196     1,316     2,152      1,484      1,340      2,634
  Restructuring charges.....................       --         --          --        --        --      3,006         --         --
                                              -------    -------    --------   -------   -------    -------    -------    -------
        Total operating expenses............    9,203      9,926      20,741    15,703    12,930     14,691     10,275     11,021
                                              -------    -------    --------   -------   -------    -------    -------    -------
Income (loss) from operations...............   (1,880)      (313)    (11,121)   (6,168)   (9,980)    (7,658)      (900)       875
Other income and expense, net...............      597        535         296       303       264        549        340        300
                                              -------    -------    --------   -------   -------    -------    -------    -------
Income (loss) before provision for income
  taxes.....................................   (1,283)       222     (10,825)   (5,865)   (9,716)    (7,109)      (560)     1,175
Provision for income taxes..................       --         --          --      (180)      (50)       (50)       (50)      (150)
                                              -------    -------    --------   -------   -------    -------    -------    -------
Net income (loss)...........................  $(1,283)   $   222    $(10,825)  $(6,045)  $(9,766)   $(7,159)   $  (610)   $ 1,025
                                              =======    =======    ========   =======   =======    =======    =======    =======
Net income (loss) per share -- basic........  $ (0.12)   $  0.02    $  (1.00)  $ (0.55)  $ (0.89)   $ (0.64)   $ (0.05)   $  0.09
                                              =======    =======    ========   =======   =======    =======    =======    =======
Net income (loss) per share -- diluted......  $ (0.12)   $  0.02    $  (1.00)  $ (0.55)  $ (0.89)   $ (0.64)   $ (0.05)   $  0.08
                                              =======    =======    ========   =======   =======    =======    =======    =======
Number of shares used in per share
  calculation -- basic......................   10,744     10,815      10,841    10,961    11,033     11,168     11,254     11,444
                                              =======    =======    ========   =======   =======    =======    =======    =======
Number of shares used in per share
  calculation -- diluted....................   10,744     11,421      10,841    10,961    11,033     11,168     11,254     12,430
                                              =======    =======    ========   =======   =======    =======    =======    =======

                                                                                AS A PERCENTAGE OF REVENUES
                                                           ----------------------------------------------------------------------
Revenues:
  Software products......................................   82.0%    83.9%     82.5%    79.0%     58.4%    72.6%    77.2%    77.9%
  Service and other......................................   18.0     16.1      17.5     21.0      41.6     27.4     22.8     22.1
                                                           -----    -----    ------    -----    ------    -----    -----    -----
        Total revenues...................................  100.0    100.0     100.0    100.0     100.0    100.0    100.0    100.0
                                                           -----    -----    ------    -----    ------    -----    -----    -----
Costs of revenues:
  Software products......................................    7.0      8.6       5.3      4.3      13.2      9.4      6.1      1.3
  Service and other......................................    9.9      8.5       8.2     10.1      31.6     14.1     10.2      8.0
                                                           -----    -----    ------    -----    ------    -----    -----    -----
        Total costs of revenues..........................   16.9     17.1      13.5     14.4      44.8     23.5     16.3      9.3
                                                           -----    -----    ------    -----    ------    -----    -----    -----
Gross profit.............................................   83.1     82.9      86.5     85.6      55.2     76.5     83.7     90.7
                                                           -----    -----    ------    -----    ------    -----    -----    -----
Operating expenses:
  Research and development...............................   39.7     28.4      36.4     31.2      94.2     45.2     30.4     22.5
  Acquisition of in-process research and development and
    other................................................     --       --      90.2     43.7        --       --       --       --
  Marketing and sales....................................   51.4     47.1      49.1     54.3     107.6     65.8     49.3     41.4
  General and administrative.............................   13.3     10.1      10.8     11.8      40.3     16.2     12.0     20.1
  Restructuring charges..................................     --       --        --       --        --     32.7       --       --
                                                           -----    -----    ------    -----    ------    -----    -----    -----
        Total operating expenses.........................  104.4     85.6     186.5    141.0     242.1    159.9     91.7     84.0
                                                           -----    -----    ------    -----    ------    -----    -----    -----
Income (loss) from operations............................  (21.3)    (2.7)   (100.0)   (55.4)   (186.9)   (83.4)    (8.0)     6.7
Other income and expense, net............................    6.7      4.6       2.7      2.7       4.9      6.0      3.0      2.3
                                                           -----    -----    ------    -----    ------    -----    -----    -----
Income (loss) before provision for income taxes..........  (14.6)     1.9     (97.3)   (52.7)   (182.0)   (77.4)    (5.0)     9.0
Provision for income taxes...............................     --       --        --      1.6       0.9      0.5      0.4      1.2
                                                           -----    -----    ------    -----    ------    -----    -----    -----
Net income (loss)........................................  (14.6)%    1.9%    (97.3)%  (54.3)%  (182.9)%  (77.9)%   (5.4)%    7.8%
                                                           =====    =====    ======    =====    ======    =====    =====    =====

     In fiscal 1997 and 1998, costs of software product revenues fluctuated both in amount and as a percentage of software product revenues due to software product sales, which required the incorporation of certain third-party software products and associated royalty payments.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through proceeds of approximately $23.6 million from private sales of Preferred Stock, proceeds from its initial public offering and secondary offering of Common Stock and, to a lesser extent, bank credit lines and capital operating leases. The Company completed its initial public offering of Common Stock in October 1995 and realized net proceeds of $32.5 million. In January 1996, the Company completed its secondary offering of Common Stock, which generated net proceeds of $16.5 million. The Company has used a portion of those proceeds to repay borrowings under its line of credit in the amount of $1.6 million. As of May 31, 1998, the Company had $17.9 million in cash and cash equivalents and investments.

     The Company's operating activities used cash of $1.2 million, $791,000 and $9.0 million in fiscal 1996, 1997 and 1998, respectively. The cash used in operations in fiscal 1996, 1997 and 1998, was accounted for primarily by the Company's net losses reduced in each period by the acquisition of in-process research and development and depreciation. In fiscal 1996, 1997 and 1998, accounts receivable increased by $4.8 million, $2.4 million and $3.7 million, respectively, increasing cash used in operations.

     Cash used in investing activities in fiscal 1996 and 1997 was $48.7 million and $922,000, respectively, and cash provided by investing activities in fiscal 1998 was $9.0 million. In fiscal 1996, the Company invested $44.6 million, net, in marketable securities with its proceeds from the Company's initial public offering and secondary offering of Common Stock, and, to a lesser extent, the sale of Preferred Stock. In fiscal 1997, the investing activities consisted primarily of cash paid in acquisitions and purchases of property and equipment. These investments were substantially offset by net proceeds from the sale of marketable securities. In fiscal 1998, the Company had a net proceed of $27.1 million from the sale and maturity of marketable securities. These investments were substantially offset by the purchase of marketable securities and property and equipment.

     Cash provided by financing activities was $52.0 million, $2.0 million, and $2.7 million in fiscal 1996, 1997 and 1998, respectively. In fiscal 1996, such financing activities consisted primarily of the proceeds of the Company's initial public offering and secondary offering of Common Stock, and, to a lesser extent, the sale of Preferred Stock. In fiscal 1997 and 1998, such financing activities consisted primarily of the sale of Common Stock to employees through the Company's Employee Stock Purchase Plan. In fiscal 1998, financing activities also consisted of the proceeds from stockholders on notes receivable.

     At May 31, 1998, the Company's principal sources of liquidity were its cash and cash equivalents and short-term investments of $17.9 million. The Company's unsecured line of credit, which provided for up to $7.5 million in credit, expired on November 29, 1997. In March 1998, the Company obtained a $5 million line of credit under an agreement with the same bank, which expires on September 30, 1998. The line of credit is collateralized by all corporate assets, excluding leased equipment. Borrowings under the line of credit bear interest at the lender's prime rate. The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval. As of May 31, 1998, there were no borrowings outstanding under the line of credit. See Note 6 of Notes to Consolidated Financial Statements.

     Capital expenditures, including capital leases, were approximately $3.9 million, $8.6 million and $707,000 in fiscal 1996, 1997 and 1998, respectively. These expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software in fiscal 1996. In fiscal 1997, these expenditures consisted primarily of purchases of computer hardware and software and leasehold improvements for its new facilities to which the Company relocated in July 1996. In fiscal 1998, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software.

     The Company believes that its current cash and cash equivalents, its bank line of credit and its funds generated from operations, if any, will provide adequate liquidity to meet the Company's capital and operating requirements through at least fiscal 1999. Thereafter, or if the Company's spending plans change, the Company may find it necessary to seek to obtain additional sources of financing to support its capital needs, but there is no assurance that such financing will be available on commercially reasonable terms, or at all.

RECENT PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for its fiscal year 1999, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company's fiscal year 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

     During October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition. This statement establishes requirements for revenue recognition for software companies for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of SOP 97-2 and has not determined the result, if any, on the Company's financial position, results of operations or cash flows.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than two years, computer systems or applications used by many companies in a wide variety of industries will experience operating difficulties unless the systems or applications are modified to process information related to the century change adequately. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. To the extent Year 2000 issues cause significant delay in, or cancellation of, decisions to purchase the Company's products or product support, due to the reallocation of resources to address Year 2000 issues or otherwise, the Company's business, results of operations and financial condition could be materially and adversely affected.

  Products:

     Although the Company's assessment of Year 2000 issues is not yet complete, based on its assessment to date, the Company believes that the current versions of its products are "Year 2000 compliant." In spite of the fact that the Company has not been a party to any litigation or any proceedings to date involving its products or services related to Year 2000 compliance issues, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or to negotiate the resolution of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, results of operations and financial condition.

  Operations:

     The Company is reviewing its internal management information and other systems in order to identify and modify those products, services or systems that are not Year 2000 compliant. The total cost of these Year 2000 compliance activities has not been material to date. There can be no assurance that the Company will identify and remedy all significant Year 2000 problems in a timely fashion, that remedial efforts in this regard will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company faces additional risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business are not Year 2000 compliant. In the event that any such third parties cannot provide the Company with products, services or systems that are Year 2000 compliant on a timely basis, or in the event Year 2000 issues prevent such third parties from delivering products, services or systems required by the Company on a timely basis, the Company's business, results of operations and financial condition could be materially and adversely affected.

BUSINESS RISKS

     This report includes a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. In addition to the other information in this report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business:

     History of Losses; Strategic Realignment. Since inception, the Company has incurred significant losses and substantial negative cash flow. At May 31, 1998, the Company had cumulative operating losses of $58.6 million, with net losses of $313,000, $17.9 million and $16.5 million for fiscal 1996, fiscal 1997 and fiscal 1998, respectively. The Company was founded in 1988, and historically derived the substantial majority of its revenues from the licensing of high-priced, custom search and retrieval applications for use almost entirely by large organizations and government agencies. During these years, the Company also generated a substantial portion of its revenues by providing the consulting services required to support these products. In early fiscal 1994, the Company shifted its strategy to focus increasingly on more versatile, lower-priced software applications, which require less specialized consulting. To achieve revenue growth, the Company must, among other things, increase market acceptance of the Company's technology, achieve significantly increased sales levels, respond effectively to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company's strategy will be successful or that the Company will experience increased revenues or become profitable or cash flow positive at any time in the future.

     Management of Transition; Employee Turnover. The Company is experiencing a period of transition and new product introductions that have placed, and will continue to place, a significant strain on its resources, including personnel. During the past few years, management and other personnel have focused on modifying and enhancing the Company's core technology to support a broader set of search and retrieval solutions for use on desktop and enterprise-wide systems, and over online services, the Internet and on CD-ROM. In order for the Company's strategy to succeed, the Company must, among other things, leverage its core technology to develop new product offerings by the Company and by its original equipment manufacturer ("OEM") customers that address the needs of these new markets. Many of the Company's products are still being developed or have only recently been introduced, and there is no assurance that such products will be successfully completed on a timely basis, will achieve market acceptance or will generate significant revenues. Projects relating to these efforts, including Verity's suite of products, continued enhancement of the functionality of the Company's search engine and related products, and technical integration of the Company's products with the products of the Company's strategic partners, when added to the day-to-day activities of the Company, will continue to strain the Company's resources and personnel.

     In connection with its strategy, the Company has also replaced the majority of its work force and substantially reorganized all of the departments within the Company. Continuity of personnel can be an important factor in the successful completion of the Company's development projects, and ongoing turnover in the Company's research and development personnel could materially and adversely impact the Company's development and marketing efforts. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. As noted above, the Company has experienced significant turnover, including turnover of several senior members of management. In particular, on July 31, 1997, Mr. Gary J. Sbona replaced Mr. Philippe F. Courtot as the Company's President and Chief Executive Officer and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the original agreement, Regent Pacific agreed to provide management services to the Company, at a fee of $50,000 per week, including the services of Mr. Sbona as Chief Executive Officer and President and at least three other Regent Pacific personnel as part of the Company management team. The agreement had a one-year term, but could be canceled by the Company after expiration of the initial 26-week period, with a minimum compensation to Regent Pacific of $1,300,000 for that initial period. The agreement required that the Company indemnify Regent Pacific and Mr. Sbona for certain liabilities arising out of the performance of services under the agreement. On April 13, 1998, the Company and Regent Pacific agreed to amend the agreement to provide that Mr. Sbona and at least four other Regent Pacific personnel would serve as part of the Company management team. The amendment also served to extend the term of the agreement until August 31, 1999, and to extend the noncancelable period of the agreement until February 28, 1999. In connection with Mr. Sbona's service as President and CEO of the Company, the Compensation Committee of the Company's Board also granted to him an option to purchase 350,000 shares of the Company's common stock at an exercise price of $5.125 per share. The shares subject to such option will vest on a monthly basis during the 13-month period ending on February 28, 1999, subject to Mr. Sbona's continued employment as the Company's President and CEO; provided, however, that the option will vest entirely upon certain change of control transactions or upon a termination of Mr. Sbona without cause. The option will also remain exercisable for one year following the termination of Mr. Sbona's services. If Company management is unable to effectively manage the Company's operations, identify opportunities in a timely fashion, and evaluate and manage the Company's business and competitive position, results of operations and financial condition will be materially and adversely affected. See "Dependence on Key Personnel" below.

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

     A significant portion of the Company's revenues in recent quarters have been derived from relatively large sales to a limited number of customers, and the Company currently anticipates that future quarters will continue to reflect this trend. Sales cycles for these customers can be up to six months or longer. In addition, like many software companies, the Company has generally recognized a substantial portion of its revenues in the last month of each quarter, with these revenues concentrated in the last weeks of the quarter. Accordingly, the cancellation or deferral of even a small number of purchases of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter. To the extent that significant sales occur earlier than expected, operating results for subsequent quarters may fail to keep pace or even decline.

     Product revenues are also difficult to forecast because the market for search and retrieval software is uncertain and evolving. Because the Company generally ships software products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. In addition, a portion of the Company's revenues is derived from royalties based upon sales by third-party vendors of products incorporating the Company's technology. These revenues may be subject to extreme fluctuation and are difficult for the Company to predict. The Company's expense levels are based, in part, on its expectations as to future revenues and to a large extent are fixed. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of demand in relation to the

Company's expectations or any material delay of customer orders would have an almost immediate adverse affect on the Company's operating results and on the Company's ability to achieve profitability.

     The Company's revenues, and particularly its software product revenues, decreased in fiscal 1998. As evidenced in fiscal 1998, there can be no assurance that the Company's revenues will continue to increase significantly or at all in future periods.

     As a result of the foregoing and other factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the shares of the Company's Common Stock.

     Developing Market; Unproven Acceptance of the Company's Products. The Company's development efforts are focused on expanding Verity's suite of products, designing enhancements to the Company's core technology, and addressing additional technical challenges inherent in developing new applications for enterprise, e-commerce, OEM and sophisticated CD-ROM publishing markets. The Company plans to undertake development of further enhancements of the search performance, scalability, functionality and deployability of its products. There is no assurance that such products will be developed and released on a timely basis, or that such products will achieve market acceptance.

     As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The software industry addressing the information management requirements of networked systems, CD-ROM, online services and the Internet is young and has few proven products. Moreover, critical issues concerning the commercial use of online services and the Internet (including security, reliability, cost, ease of use and access and quality of service) remain unresolved and may impact the growth of the Internet and online markets, together with the software standards and electronic media employed in such markets.

     The Company's future operating results will depend in substantial part upon its ability to increase the installed base of its intelligent search and filtering technology and to begin to generate significant product revenues from its CD Publisher, Information Server, Agent Server, KeyView products and other products addressing the information retrieval and viewing requirements of individuals and corporations from data sources within an enterprise and on CD-ROM, online services and the Internet. The Company's future operating results will also depend upon its ability to successfully market its technology to online and Internet publishers who use such technology to index their published information in the format used by Verity. To the extent that such publishers do not adopt the Company's technology for indexing their published information, users will be unable to search such information using the Company's search and retrieval products, which in turn will limit the demand for the Company's products.

     Because the market for certain of the Company's products and services is new and evolving, it is difficult to assess or predict with any assurance the growth rate, if any, and size of this market. There can be no assurance that the market for the Company's products and services will develop, or that the Company's products or services will achieve market acceptance. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve significant market acceptance, the Company's business, operating results and financial condition will be materially and adversely affected.

     A significant element of the Company's strategy is to embed Verity's technology in products offered by the Company's OEM customers. Many of the markets for such products are also new and evolving and, therefore, subject to the same risks faced by the Company in the markets for its own products. In addition, consolidation in the industries served by the Company could, and acquisition or development by any of the Company's significant customers of technology competitive with the Company's would, materially and adversely affect the Company's business and prospects. See "Item 1. Business -- Industry Background."

     Dependence on International Operations. In fiscal 1996, fiscal 1997 and fiscal 1998, revenues derived from foreign operations accounted for approximately 6.6%, 4.6% and 6.1% of the Company's total revenues, respectively, with European operations alone accounting for 5.6%, 4.6% and 6.1% of revenues for these periods.

The Company's export sales accounted for 19.1%, 23.8% and 26.6% of revenues in fiscal 1996, fiscal 1997 and fiscal 1998, respectively. Accordingly, on a combined basis, foreign operations and export sales accounted for approximately 25.7%, 28.4% and 32.7% of revenues in fiscal 1996, fiscal 1997 and fiscal 1998, respectively. The Company expects that revenues derived from foreign operations and export sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future; however, these revenues may fluctuate significantly as a percentage of revenues from period to period. Certain of these revenues have been derived from sales to foreign government agencies, which may be subject to risks similar to those described below.

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

     Dependence on United States Government and the Risk of Contract Termination. Agencies of the United States government have accounted for a significant portion of the Company's revenues. Specifically, these agencies accounted for approximately 10.5%, 9.5% and 9.0% of revenues in fiscal 1996, fiscal 1997 and fiscal 1998, respectively. Sales to government agencies declined as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of the Company's products to re-evaluate their needs. Such budget reductions are expected to continue over at least the next several years. Future reductions in United States spending on information technologies could have a material adverse effect on the Company's operating results.

     Almost all of the Company's government contracts contain termination clauses, which permit contract termination upon the Company's default or for convenience of the other contracting party. There can be no assurance such cancellations will not occur in the future, and any such termination could adversely affect the Company's operating results.

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

     In addition, a significant strategy of the Company is to achieve compatibility between the Company's products and the text publication formats the Company believes are or will become popular and widely adopted. The Company invests substantial resources in development efforts aimed at achieving such compatibility. Any failure by the Company to anticipate or respond adequately to technology or market developments could result in a loss of competitiveness or revenue. For instance, to date, the Company has focused its efforts on integration with the Adobe PDF and Lotus Notes environments and, more recently, the Microsoft Exchange environment. Should any of these products or technologies lose or fail to achieve acceptance in the marketplace or be replaced by other products or technologies, the Company's business could be materially and adversely affected.

     Because one of the Company's strategies is to embed its basic search engine in key OEM application products, the Company's sales of its intelligent search and filtering products depend in part on its ability to maintain compatibility with these OEM applications. There is no assurance that the Company will be able to maintain compatibility with these vendors' products or continue to be the search technology of choice for such OEMs, and the failure to maintain compatibility with or be selected by such OEMs would materially and adversely affect the Company's sales. Further, the failure of the products of the Company's key OEM partners to achieve market acceptance could have a material adverse effect on the Company's results of operations.

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

     Dependence on the Internet. The Company's Topic Internet Server product was released in May 1995, and its Topic CD Publisher product was released in early 1996. Sales of the Company's products addressing Internet search requirements will depend to a substantial degree upon the continued use and future expansion of the Internet for text-based information publication and distribution. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, it is difficult to predict with any assurance whether the Internet will prove to be a viable medium for the publication and distribution of information, including, for example, sensitive proprietary information developed and published by private enterprises.

     Competition. The electronic information search and retrieval software market is intensely competitive. The Company believes that the principal competitive factors in such market are product quality, performance and price, vendor and product reputation, product architecture, strategic alliances, functionality and features, ease of use and quality of support. A number of companies offer competitive products addressing certain of the Company's target markets. In the enterprise market, the Company competes with Dataware, InfoSeek,

PC Docs and Excalibur, among others. Microsoft has also begun to supply entry-level products for the enterprise market. In the Internet/publishing market, the Company competes with Folio, PC Docs and Dataware, among others. The Company also competes indirectly with database vendors that offer information search and retrieval capabilities with their core database products. In the future, the Company may encounter competition from companies that enhance products such as word processing software, document management systems, groupware applications, Internet products and operating systems to include text search and retrieval features. Many of the Company's existing competitors, as well as Microsoft and a number of other potential new competitors, have significantly greater financial, technical and marketing resources than the Company. Because the success of the Company's strategy is dependent in part on the success of the Company's strategic partners, competition between the Company's strategic partners and the strategic partners of the Company's competitors, or failure of the Company's strategic partners to achieve or maintain market acceptance could have a material adverse effect on the Company's competitive position. Although the Company believes that its products and technologies compete favorably with respect to the factors outlined above, there can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's results of operations and financial condition.

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

     In order to achieve widespread adoption of Verity technology, it will be necessary for third-party developers to create, produce and market applications, which employ the Company's search and retrieval technology. A significant component of the Company's strategy is to leverage its technology through the applications of third-party vendors and third-party information publishers. However, no third-party developer is obligated to select or continue to use the Company's technology, and there can be no assurance that Verity technology will be selected or used by any significant number of third-party developers in the future. To assist in the development of third-party applications, the Company has developed and is licensing its Developer's Toolkit and its Agent Server. There can be no assurance that these products will achieve widespread commercial acceptance or will result in the incorporation of Verity technology in commercially successful third-party products.

     Dependence on Key Personnel. The Company's performance is substantially dependent on the performance of its executive officers and key employees, many of whom have worked together for only a short period of time. Further, on July 31, 1997, Verity announced the departure of Philippe Courtot as the Company's Chairman, President and Chief Executive Officer. Gary J. Sbona who serves as Verity's President and Chief Executive Officer replaced Mr. Courtot. The Company is heavily dependent upon its ability to attract, retain and motivate skilled technical and managerial personnel. The Company does not have in place key person life insurance policies on any of its employees. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results or financial condition of the Company.

     The Company's future success also depends on its continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon the Company's business, operating results and financial condition. See "Management of Transition; Employee Turnover" above.

     Dependence on Proprietary Technology. The Company's success and ability to compete is dependent in part upon its proprietary technology. While the Company relies on trademark, trade secret and copyright law to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. The Company presently has one issued patent, and a few patent applications pending. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. To license its client products, the Company primarily relies on "shrink wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

     Certain technology used by the Company's products is licensed from third parties, generally on a nonexclusive basis. The Company believes that there are alternative sources for each of the material components of technology licensed by the Company from third parties. However, the termination of any of such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on the Company's quarterly results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.

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

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the definitive proxy statement for the Company's 1998 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement") under the caption "EXECUTIVE COMPENSATION AND OTHER MATTERS."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the Proxy Statement under the captions "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Proxy Statement under the captions "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "EXECUTIVE COMPENSATION AND OTHER MATTERS -- Compensation Committee Interlocks and Insider Participation in Compensation Decisions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Form:

                                                                    PAGE
                                                                   NUMBER
                                                                   ------
1... Financial Statements:
     Reports of Independent Accountants..........................    31
     Consolidated Balance Sheets -- As of May 31, 1997 and
     1998........................................................    32
     Consolidated Statements of Operations -- For the Three Years
     Ended May 31, 1998..........................................    33
     Consolidated Statements of Changes in Stockholders'
     Equity -- For the Three Years Ended May 31, 1998............    34
 ...  Consolidated Statements of Cash Flows -- For the Three Years
     Ended May 31, 1998..........................................    35
 ...  Notes to Consolidated Financial Statements..................    36
2... Financial Statement Schedules -- For years ended May 31,
     1996, 1997 and 1998:
 ...  Schedule II -- Valuation and Qualifying Accounts............    54
 ...  All other schedules are omitted because they are not
     applicable or the required information is shown in the
     consolidated financial statements or notes thereto.
3... Exhibits: See Index to Exhibits on page 55. The Exhibits listed in the accompanying Index to Exhibits are filed or
     incorporated by reference as part of this report.

     (b) Reports on Form 8-K:

          None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Verity, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Verity, Inc. and Subsidiaries at May 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

San Jose, California
June 19, 1998

                                  VERITY, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    MAY 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,934    $  5,505
  Short-term investments....................................    15,183      12,433
  Trade accounts receivable, less allowance for doubtful
     accounts of $540 in 1997 and $706 in 1998..............    10,868      14,488
  Prepaid and other current assets..........................     1,694         878
                                                              --------    --------
          Total current assets..............................    30,679      33,304
Equipment and leasehold improvements, at cost, net of
  accumulated depreciation and amortization.................    10,048       7,567
Long-term investments.......................................     7,057           5
Other assets................................................     1,659         573
                                                              --------    --------
          Total assets......................................  $ 49,443    $ 41,449
                                                              ========    ========
LIABILITIES
Current liabilities:
  Current portion of long-term debt and capital lease
     obligations............................................  $    617    $    149
  Accounts payable..........................................     4,409       3,749
  Accrued compensation......................................     2,106       3,861
  Other accrued liabilities.................................     1,156       1,705
  Deferred revenue..........................................     3,715       7,928
                                                              --------    --------
          Total current liabilities.........................    12,003      17,392
Long-term debt and capital lease obligations, net of current
  portion...................................................       167           2
                                                              --------    --------
          Total liabilities.................................    12,170      17,394
                                                              --------    --------
Commitments (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value:
  Authorized: 2,000,000 shares in 1997 and 1998
  Issued and outstanding: none
Common stock, $.001 par value:
  Authorized: 30,000,000 shares in 1997 and 1998
  Issued and outstanding: 11,018,000 shares in 1997 and
     11,565,000 shares in 1998..............................        11          12
Additional paid-in capital..................................    90,012      92,212
Notes receivable from stockholders..........................    (1,090)
Unrealized gain on investments..............................         6           7
Accumulated deficit.........................................   (51,666)    (68,176)
                                                              --------    --------
          Total stockholders' equity........................    37,273      24,055
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 49,443    $ 41,449
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                                  VERITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED MAY 31,
                                                              -------------------------------
                                                               1996        1997        1998
                                                              -------    --------    --------
Revenues:
  Software products.........................................  $24,472    $ 34,934    $ 28,658
  Service and other.........................................    6,246       7,737      10,200
                                                              -------    --------    --------
          Total revenues....................................   30,718      42,671      38,858
                                                              -------    --------    --------
Costs of revenues:
  Software products.........................................    2,074       2,688       2,426
  Service and other.........................................    2,785       3,892       5,178
                                                              -------    --------    --------
          Total costs of revenues...........................    4,859       6,580       7,604
                                                              -------    --------    --------
Gross profit................................................   25,859      36,091      31,254
                                                              -------    --------    --------
Operating expenses:
  Research and development..................................    8,488      14,310      15,544
  Acquisition of in-process research and development and
     other..................................................      381      14,894
  Marketing and sales.......................................   14,912      21,505      22,757
  General and administrative................................    3,469       4,864       7,610
  Restructuring charges.....................................                            3,006
                                                              -------    --------    --------
          Total operating expenses..........................   27,250      55,573      48,917
                                                              -------    --------    --------
Loss from operations........................................   (1,391)    (19,482)    (17,663)
Other income, net...........................................    1,342       1,943       1,553
Interest expense............................................     (264)       (212)       (100)
                                                              -------    --------    --------
Loss before provision for income taxes......................     (313)    (17,751)    (16,210)
Provision for income taxes..................................                 (180)       (300)
                                                              -------    --------    --------
Net loss....................................................     (313)    (17,931)    (16,510)
Accretion to redemption value of mandatorily redeemable
  convertible preferred stock...............................     (611)
                                                              -------    --------    --------
Net loss applicable to common stockholders..................  $  (924)   $(17,931)   $(16,510)
                                                              =======    ========    ========
Net loss per share -- basic and diluted.....................  $ (0.12)   $  (1.65)   $  (1.47)
                                                              =======    ========    ========
Number of shares used in per share calculation..............    7,829      10,840      11,225
                                                              =======    ========    ========

   The accompanying notes are an integral part of these financial statements.

                                  VERITY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MAY 31, 1996, 1997 AND 1998
                                 (IN THOUSANDS)

                                                                             NOTES      UNREALIZED                      TOTAL
                                            COMMON STOCK     ADDITIONAL   RECEIVABLE       GAIN                     STOCKHOLDERS'
                                           ---------------    PAID-IN        FROM        (LOSS) ON    ACCUMULATED     (DEFICIT)
                                           SHARES   AMOUNT    CAPITAL     STOCKHOLDER   INVESTMENTS     DEFICIT        EQUITY
                                           ------   ------   ----------   -----------   -----------   -----------   -------------
Balances May 31, 1995....................   1,581    $ 2      $ 1,271       $  (901)                   $(32,811)      $(32,439)
  Issuance of common stock:
    Upon exercise of stock options.......     561      1          726          (403)                                       324
    In exchange for services.............      21                  60                                                       60
    From public offerings, net of
      issuance costs of $1,361...........   3,500      3       49,011                                                   49,014
    Upon exercise of warrants............      17                  99                                                       99
    Under employee stock purchase plan...      82                 839                                                      839
  Conversion of mandatorily redeemable
    preferred............................   5,008      5       35,917                                                   35,922
  Payments on notes receivable from
    stockholder..........................                                        79                                         79
  Repurchase of common stock from
    stockholders.........................     (35)                (41)                                                     (41)
  Unrealized loss on investments.........                                                  $(125)                         (125)
  Accretion to redemption value of
    preferred stock......................                                                                  (611)          (611)
  Net loss...............................                                                                  (313)          (313)
                                           ------    ---      -------       -------        -----       --------       --------
Balances, May 31, 1996...................  10,735     11       87,882        (1,225)        (125)       (33,735)        52,808
  Issuance of common stock:
    Upon exercise of stock options.......      88                 199                                                      199
    Under employee stock purchase plan...     249               2,025                                                    2,025
    Net exercise of warrants.............       9
  Payments on notes receivable from
    stockholder..........................                                       135                                        135
  Repurchase of common stock from
    stockholders.........................     (63)                (94)                                                     (94)
  Unrealized gain on investments.........                                                    131                           131
  Net loss...............................                                                               (17,931)       (17,931)
                                           ------    ---      -------       -------        -----       --------       --------
Balances, May 31, 1997...................  11,018     11       90,012        (1,090)           6        (51,666)        37,273
  Issuance of common stock:
    Upon exercise of stock options.......     234                 883                                                      883
    Under employee stock purchase plan...     315      1        1,320                                                    1,321
  Payments on notes receivable from
    stockholder..........................                                     1,090                                      1,090
  Repurchase of common stock from
    stockholders.........................      (2)                 (3)                                                      (3)
  Unrealized gain on investments.........                                                      1                             1
  Net loss...............................                                                               (16,510)       (16,510)
                                           ------    ---      -------       -------        -----       --------       --------
Balances, May 31, 1998...................  11,565    $12      $92,212       $    --        $   7       $(68,176)      $ 24,055
                                           ======    ===      =======       =======        =====       ========       ========

                                  VERITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED MAY 31,
                                                              ---------------------------------
                                                                1996         1997        1998
                                                              ---------    --------    --------
Cash flows from operating activities:
  Net loss..................................................  $    (313)   $(17,931)   $(16,510)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................      1,680       3,785       4,539
     Noncash restructuring charges..........................                                767
     Provision for doubtful accounts........................        455         350         699
     Amortization of discount on securities.................       (282)       (547)        (55)
     Realized gain on sale of investments...................       (761)
     Acquisition of in-process research and development and
      other.................................................        381      14,894
     Changes in operating assets and liabilities:
       Trade accounts receivable............................     (4,811)     (2,409)     (4,320)
       Prepaid and other current assets.....................       (838)     (1,294)        748
       Accounts payable.....................................        634       1,040        (665)
       Accrued compensation and other accrued liabilities...      1,453         741       1,607
       Deferred revenue.....................................      1,219         580       4,146
                                                              ---------    --------    --------
          Net cash used in operating activities.............     (1,183)       (791)     (9,044)
                                                              ---------    --------    --------
Cash flows from investing activities:
  Acquisition of equipment and leasehold improvements.......     (3,899)     (8,592)       (707)
  Capitalization of software development costs..............                 (1,411)       (198)
  Decrease in other assets..................................                     38
  Net cash paid in acquisitions.............................       (185)    (14,933)
  Purchases of investments..................................   (212,430)    (63,265)    (17,215)
  Maturity of investments...................................    142,145      42,800      10,856
  Proceeds from sale of investments.........................     25,712      44,441      16,217
                                                              ---------    --------    --------
          Net cash (used in) provided by investing
            activities......................................    (48,657)       (922)      8,953
                                                              ---------    --------    --------
Cash flows from financing activities:
  Borrowings under line of credit...........................        750       8,000       1,500
  Payments on line of credit................................     (1,645)     (8,000)     (1,500)
  Proceeds from the sale of mandatorily redeemable
     convertible preferred stock, net of issuance costs.....      3,242
  Proceeds from the sale of common stock, net of issuance
     costs..................................................     50,235       2,130       2,201
  Payments from stockholders on notes receivable............         79         135       1,090
  Proceeds from issuance of notes payable...................        150
  Proceeds from sales and lease backs of equipment..........        147
  Principal payments on notes payable and capital lease
     obligations............................................       (961)       (280)       (633)
                                                              ---------    --------    --------
          Net cash provided by financing activities.........     51,997       1,985       2,658
                                                              ---------    --------    --------
Effect of exchange rate changes on cash.....................          1         180           4
                                                              ---------    --------    --------
          Net increase in cash and cash equivalents.........      2,158         452       2,571
Cash and cash equivalents, beginning of period..............        324       2,482       2,934
                                                              ---------    --------    --------
Cash and cash equivalents, end of period....................  $   2,482    $  2,934    $  5,505
                                                              =========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $     262    $    212    $    100
  Cash paid during the period for income taxes..............  $            $     58    $     35
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Accretion to redemption value of mandatorily redeemable
     convertible preferred stock............................  $     611
  Equipment purchases included in accounts payable..........  $     376
  Issuance of common stock for notes receivable.............  $     403
  Conversion of mandatorily redeemable preferred stock to
     common stock...........................................  $  35,922
  Assets acquired in acquisitions...........................  $     122    $    648
  Liabilities assumed in acquisitions.......................  $     208    $    670
  Insite acquisition consideration included in accrued
     liabilities............................................  $     110
  Issuance of common stock for net exercise of warrants.....               $     47

  The accompanying notes are an integral part of these consolidated financial statements.

                                  VERITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. NATURE OF OPERATIONS:

     The Company develops, markets and supports software tools and applications that enable individuals, enterprises and publishers to intelligently search, filter, view and disseminate textual information residing on enterprise networks, on-line services, the Internet, CD-ROM and other electronic media. The Company markets and sells its software and services to commercial end users across many industries and government entities through multiple distribution channels, including direct sales and telesales organizations, primarily in the United States and Europe and a worldwide network of value added resellers and system integrators. The Company also licenses its software to original equipment manufacturers for use in their applications sold to end users.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of Consolidation:

     The consolidated financial statements include the accounts of Verity, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

  Investments:

     The Company has classified its investments as available-for-sale. Such investments are recorded at fair value and unrealized gains and losses, if material, are recorded as a separate component of stockholders' equity, net of tax, until realized. Interest income is recorded using an effective interest rate with the associated premium or discount amortized to investment income. The cost of securities sold is based upon the specific identification method. As of the balance sheet date, investments with maturity dates of one year or less are classified as current, and those with maturity dates of greater than one year are classified as long-term.

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

  Research and Development Costs:

     Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Such costs are amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight line basis over 12 to 18 months. The Company evaluates the estimated net realizable value of costs capitalized for each product at each balance sheet date and records write-downs to net realizable value for any product for which the net book value is in excess of the net realizable value. During fiscal 1997 and 1998, the Company capitalized software development costs in the amounts of $1,411,000 and $198,000, respectively, which have been fully amortized as of May 31, 1998. In fiscal 1996, the Company did not capitalize any software development costs since such costs were not significant. Amortization is included in costs of product revenue.

  Revenue Recognition:

     Revenues from the sale of software products are recognized upon delivery of the product if remaining vendor obligations are insignificant and collection of the resulting receivable is probable. Estimated sales returns and provisions for insignificant vendor obligations are recorded upon shipment.

     Service and other revenues include software maintenance revenues and other service revenues primarily from consulting and training. Software maintenance revenues are deferred and recognized ratably over the life of the service contract. Service revenues from consulting contracts are recognized on the percentage of completion basis. Other service revenues are recognized as the related services are performed.

  Income Taxes:

     Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities, measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Certain Risks and Concentrations:

     The Company's products are concentrated in the electronic information search and retrieval software industry which is highly competitive and rapidly changing. A number of companies offer competitive products addressing certain of the Company's target markets and act as direct competitors of the Company. The Company is dependent on the success of its strategic partners to obtain its competitive edge, and the failure of the products of the Company's strategic partners to achieve or maintain market acceptance could have a material adverse effect on the Company's competitive position. Revenue is mainly derived from relatively large sales to a limited number of customers. The loss of a major customer or any reduction in orders by such customers, significant technological changes in the industry, and the infringement or expropriation of proprietary intellectual property rights or patents could affect operating results adversely. In addition, a significant portion of the Company's revenue is derived from international sales; therefore, fluctuation of the U.S. dollar against foreign currencies or local economic conditions could adversely affect operating results.

                                  VERITY, INC.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
  Certain Risks and Concentrations: (continued)
     Financial instruments which potentially subject the Company to a concentration of credit risk principally consists of cash and cash equivalents, investments and accounts receivable. The Company maintains the majority of its cash and cash equivalents in demand accounts with two major financial institutions.

     The Company maintains cash balances in excess of its operating requirements in commercial paper securities issued by various corporate institutions, and debt securities backed by the United States government. The Company has not experienced any material losses in any of the instruments it has used for excess cash balances.

     The Company sells products to companies in North America and Europe. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains allowances for potential losses and such losses have been within management's expectations. No single customer accounted for more than 10% of the accounts receivable balance at May 31, 1997. One customer accounted for 25% of the accounts receivable balance at May 31, 1998.

     Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than two years, computer systems or applications used by many companies in a wide variety of industries will experience operating difficulties unless the systems or applications are modified to process information related to the century change adequately. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. To the extent Year 2000 issues cause significant delay in, or cancellation of, decisions to purchase the Company's products or product support, due to the reallocation of resources to address Year 2000 issues or otherwise, the Company's business, results of operations and financial condition could be materially and adversely affected.

  Products:

     Although the Company's assessment of Year 2000 issues is not yet complete, based on its assessment to date, the Company believes that the current versions of its products are "Year 2000 compliant." In spite of the fact that the Company has not been a party to any litigation or any proceedings to date involving its products or services related to Year 2000 compliance issues, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or to negotiate the resolution of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, results of operations and financial condition.

  Operations:

     The Company is reviewing its internal management information and other systems in order to identify and modify those products, services or systems that are not Year 2000 compliant. The total cost of these Year 2000 compliance activities has not been material to date. There can be no assurance that the Company will identify and remedy all significant Year 2000 problems in a timely fashion, that remedial efforts in this regard will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company faces additional risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business are not Year 2000 compliant. In the event that any such third parties cannot provide the Company with products, services or systems that are Year 2000 compliant on a timely basis, or in the event Year 2000 issues prevent such third parties from delivering products, services or systems

                                  VERITY, INC.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
  Operations: (continued)
required by the Company on a timely basis, the Company's business, results of operations and financial condition could be materially and adversely affected.

  Foreign Currency Translation:

     The Company translates the accounts of its foreign branches and subsidiaries using historical rates for nonmonetary assets and current rates for monetary assets. Remeasurement gains and losses from the translation of these branches and those that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in the statements of operations. The Company's foreign branches and subsidiaries use the U.S. dollar as their functional currency as the U.S. parent exclusively funds the branches and subsidiaries' operations with U.S. dollars. The net gain
(loss) on foreign currency remeasurement and exchange rate changes for fiscal years 1996, 1997 and 1998, which is included in other income (expense) net on the accompanying statements of operations, was $(24,000), $66,000 and $95,000, respectively.

  Fair Value of Financial Instruments:

     Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of capital lease obligations and notes payable approximate fair value. The fair value of the Company's investments are set forth in Note 4.

  Computation of Net Loss Per Share:

     The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share, which requires the dual presentation of basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. For all years presented, the effects of outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive. Accordingly, no adjustments were required to previously reported earnings per share amounts.

  Recent Pronouncements:

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for its fiscal year 1999, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes statement of

                                  VERITY, INC.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
  Recent Pronouncements: (continued)
Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company's fiscal year 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

     During October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition. This statement establishes requirements for revenue recognition for software companies for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of SOP 97-2 and has not determined the result, if any, on the Company's financial position, results of operations or cash flows.

 3. ACQUISITIONS:

     During fiscal years 1996 and 1997, the Company acquired the following entities described below which were accounted for as purchase transactions.

  Insite:

     In March 1996, the Company acquired substantially all the assets of Insite Computer Technology Limited (Insite), a company which has focused on developing groupware solutions, for a total cash purchase price of approximately $295,000 and assumed liabilities of $208,000. The purchase price has been allocated to the fair value of the tangible assets and in-process research and development in the amount of $122,000 and $381,000, respectively.

     During fiscal 1998, the Company discontinued operations of Insite.

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

     During fiscal 1998, the Company determined that the push technology was not part of its long-term strategy and, accordingly, discontinued the operations of Cognisoft.

  64k:

     In May 1997, the Company completed its acquisition of all of the outstanding stock of 64k Incorporated (64k) for a cash purchase price of $3.5 million and assumed liabilities of approximately $50,000. Since its inception in 1996, 64k, based in San Jose, California, focused on developing technology to improve the speed and effectiveness of relational database searches. The purchase price plus direct costs incurred was allocated to the tangible assets and in-process research and development in the amounts of $491,000 and $3,060,000, respectively.

     During fiscal 1998, the Company discontinued operations of 64k.

                                  VERITY, INC.

 3. ACQUISITIONS: (CONTINUED)
  KeyView:

     In May 1997, the Company acquired substantially all of the assets of FTP Software Inc.'s KeyView product line for a cash purchase price of approximately $1.3 million and assumed liabilities of $489,000. KeyView, based in Calgary, Canada, develops software utilities that allow users to view most file types whether encountered on the Internet, corporate intranets, e-mail attachments or found on a hard drive or network. The purchase price has been allocated to purchased software products and in-process research and development in the amounts of $184,000 and $1,065,000, respectively. The excess of the purchase price plus direct costs incurred over the fair value of the assets acquired was approximately $439,000 and has been recorded as goodwill, which is being amortized on a straight line basis over four years.

     The operating results of these acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The purchase prices in all of the above acquisitions have been allocated to assets and liabilities assumed through established valuation techniques used in the software industry. The amount of purchase price allocated to in-process research and development in each of the acquisitions relates to products for which technological feasibility has not been established and for which there is no alternative future use. Consequently, these amounts were expensed at their respective acquisition date. Also included in the expense line "Acquisition of in-process research and development and other" for the year ended May 31, 1997 is $600,000 related to the write-off of prepaid license fees previously paid for a product that was replaced by KeyView.

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

     The pro forma information excludes the nonrecurring write-off of in-process research and development for which there was no alternative future uses and technological feasibility had not been established.

                                                                FISCAL YEARS
                                                           ----------------------
                                                             1996         1997
                                                           ---------    ---------
                                                           (IN THOUSANDS, EXCEPT
                                                              PER SHARE DATA)
Revenue..................................................   $31,088      $43,599
Net loss.................................................   $(2,917)     $(5,949)
Net loss applicable to common stockholders...............   $(3,528)     $(5,949)
Net loss per share.......................................   $ (0.45)     $ (0.55)
Shares used in calculation...............................     7,829       10,840

     Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of fiscal 1996.

                                  VERITY, INC.

 4. INVESTMENTS:

     As of May 31, 1997, available-for-sale securities consist of the following (in thousands):

                                                                   GROSS         GROSS
                                                    AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                      COST         GAINS         LOSSES       VALUE
                                                    ---------    ----------    ----------    -------
Corporate commercial paper -- short-term..........   $15,178        $14           $ (9)      $15,183
Corporate commercial paper -- long-term...........     7,006          8             (7)        7,007
Preferred stock...................................        50                                      50
                                                     -------        ---           ----       -------
Total investments.................................   $22,234        $22           $(16)      $22,240
                                                     =======        ===           ====       =======

     As of May 31, 1998, available-for-sale securities consist of the following (in thousands):

                                                                   GROSS         GROSS
                                                    AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                      COST         GAINS         LOSSES       VALUE
                                                    ---------    ----------    ----------    -------
Corporate commercial paper -- short-term..........   $12,426         $7           $--        $12,433
Corporate commercial paper -- long-term...........         5                                       5
                                                     -------         --           ---        -------
                                                     $12,431         $7           $--        $12,438
                                                     =======         ==           ===        =======

     At May 31, 1998, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year.............................................  $12,426
After one year through five years...........................        5
                                                              -------
                                                              $12,431
                                                              =======

 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

     As of May 31, 1997 and 1998, equipment and leasehold improvements consist of the following (in thousands):

                                                                MAY 31,
                                                          -------------------
                                                           1997        1998
                                                          -------    --------
Computer equipment......................................  $ 9,717    $ 10,442
Furniture and fixtures..................................    3,950       3,817
Leasehold improvements..................................    3,266       3,381
                                                          -------    --------
                                                           16,933      17,640
Less accumulated depreciation and amortization..........   (6,885)    (10,073)
                                                          -------    --------
                                                          $10,048    $  7,567
                                                          =======    ========

     Depreciation expense for fiscal years 1996, 1997 and 1998 was $1,562,000, $3,124,000 and $3,187,000, respectively.

                                  VERITY, INC.

 5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS: (CONTINUED)
     Assets acquired under capital leases included in equipment and leasehold improvements above are as follows (in thousands):

                                                                MAY 31,
                                                           ------------------
                                                            1997       1998
                                                           -------    -------
Computer equipment.......................................  $ 1,839    $ 1,839
Furniture and fixtures...................................       29         29
                                                           -------    -------
                                                             1,868      1,868
Less accumulated depreciation and amortization...........   (1,653)    (1,778)
                                                           -------    -------
                                                           $   215    $    90
                                                           =======    =======

 6. BANK LINE OF CREDIT:

     The Company has available a $5,000,000 line of credit under an agreement with a bank which expires on September 30, 1998. The line of credit is collateralized by all corporate assets, excluding leased equipment. Borrowings under the line of credit bear interest at the lender's prime rate (8.5% at May 31, 1998). The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval. As of May 31, 1998, no borrowings were outstanding under the line of credit.

 7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

     At May 31, 1998, the Company has long-term debt and capital lease obligations as follows (in thousands):

Capital lease obligations...................................  $ 149
Equipment notes payable.....................................      2
                                                              -----
                                                                151
Less current portion........................................   (149)
                                                              -----
                                                              $   2
                                                              =====

     The capital lease obligations, which expire through December 1999, are collateralized by the related assets. Under the terms of the capital lease obligations, the Company is responsible for property taxes, insurance and maintenance costs.

     The equipment notes payable are due through July 1998, bear interest at a rate of 16.4%, and are collateralized by the underlying equipment.

     Future minimum payments under long-term debt and capital lease obligations, are as follows (in thousands):

                 FISCAL YEAR ENDING MAY 31,
                 --------------------------
1999........................................................  $156
2000........................................................     2
                                                              ----
                                                               158
Less amount representing interest...........................    (7)
                                                              ----
                                                              $151
                                                              ====

                                  VERITY, INC.

 8. COMMITMENTS:

     The Company leases various facilities and vehicles under noncancelable operating leases expiring through September 2005. Under the terms of the leases, the Company is responsible for taxes, insurance and normal maintenance costs. Under its primary operating lease facility lease, the Company may extend the lease term for an additional five years by providing written notice of its exercise of this option no later than six months before the expiration of the lease term. The Company has subleased certain of its space to other companies for various periods through 2000.

     At May 31, 1998, future minimum rental payments and receipts under the operating leases are as follows (in thousands):

                                                             RENTAL     SUBLEASE
                FISCAL YEAR ENDING MAY 31,                  PAYMENTS     INCOME
                --------------------------                  --------    --------
1999......................................................   $1,591      $1,321
2000......................................................    1,435         250
2001......................................................    1,253
2002......................................................    1,313
2003......................................................    1,322
Thereafter................................................    2,477
                                                             ------      ------
                                                             $9,391      $1,571
                                                             ======      ======

     Rent expense, excluding sublease income, for fiscal years 1996, 1997 and 1998 was $1,070,000, $1,218,000, and $1,285,000, respectively.

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

  Initial Public Offering:

     In August 1995, the Company's Board of Directors authorized the reincorporation of the Company in Delaware. As part of this reincorporation the outstanding shares of the predecessor California corporation's common stock and all classes of its mandatorily redeemable convertible preferred stock were converted automatically into shares of the new Delaware corporation's common and mandatorily redeemable convertible preferred stock. As a result of the reincorporation, the Company's authorized common stock was increased to 30,000,000 shares, with a par value of $.001 per share, and upon the conversion of all outstanding mandatorily redeemable convertible preferred stock and the completion of the Company's initial public offering, the authorized preferred stock was reduced to 2,000,000 shares with a par value of $.001.

     In October 1995, the Company successfully completed its initial public offering of common stock. The Company sold 2,999,500 shares of common stock in this offering, for $32,505,000, net of issuance costs of $961,000.

                                  VERITY, INC.

 9. STOCKHOLDERS' EQUITY: (CONTINUED)
  Initial Public Offering: (continued)
     In January 1996, the Company successfully completed its second public offering of common stock. The Company sold 500,000 shares of common stock in this offering for $16,509,000, net of issuance costs of $400,000.

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

     Under the terms of the Plan, incentive options may be granted at prices not lower than fair market value at the date of grant, while nonqualified options may be granted at prices not lower than 85% of fair market value at the date of grant as determined by the Board of Directors. Options granted under the Plan are exercisable immediately and expire over periods of eight to ten years from the date of grant.

     Common shares purchased under the Plan are subject to the Company's right of repurchase, which generally lapses as to 12.5% of the shares six months from the individual's date of employment and thereafter ratably over the remainder of a 3 1/2 year period at the holder's original purchase price. Thereafter, the Company has the right of first refusal to purchase such shares. At May 31, 1997 and 1998, 15,000 shares and zero shares, respectively, were subject to the Company's right of repurchase. At May 31, 1998, 580,000 shares of common stock were available for grant under the 1995 Stock Option Plan.

  1996 Nonstatutory Stock Option Plan:

     In February 1996, the Company's Board of Directors approved the 1996 Nonstatutory Stock Option Plan. The terms of the 1996 Nonstatutory Stock Option Plan are substantially the same as those of the 1995 Stock Option Plan. In April 1997, the Company increased the number of shares reserved under the Plan from 300,000 to 600,000 shares of common stock for issuance to certain employees and consultants of the Company. In March 1998, the Company raised the number of shares to 1,860,000 shares of common stock for issuance to certain employees and consultants of the Company. At May 31, 1998, 780,000 shares of common stock were available for grant under the 1996 Nonstatutory Stock Option Plan.

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

     At the initiation of the Plan, each current outside director was automatically granted an option to purchase 20,000 shares of common stock at the following annual meeting of stockholders. Each new outside director is automatically granted an option to purchase 20,000 shares of the Company's common stock at the annual meeting following their appointment. Thereafter at each annual meeting of the stockholders, outside directors who have previously received options will receive a new option to purchase 5,000 shares of the Company's common stock. The exercise price of the options in all cases will be equal to the fair market value of the Company's common stock at the date of grant. Options granted under the Director's Plan are

                                  VERITY, INC.

 9. STOCKHOLDERS' EQUITY: (CONTINUED)
  Outside Directors Plan: (continued)
immediately exercisable but vest over four years and generally must be exercised within ten years. As of May 31, 1998, 30,000 options have been granted to outside directors and 170,000 shares of common stock were available for grant under this plan.

  1997 Stock Option Plan for Verity Canada:

     In May 1997, the Company's Board of Directors authorized the adoption of the 1997 Stock Option Plan for Verity Canada. Under this plan, the Company has reserved 150,000 shares of common stock for issuance to certain employees and consultants of Verity Canada. The terms of the 1997 Stock Option Plan for Verity Canada are substantially the same as those of the 1995 Stock Option Plan. In March 1998, the Company increased the number of shares reserved under the Plan from 150,000 to 390,000 shares of common stock for issuance to certain employers and consultants of the Company. At May 31, 1998, 200,000 shares of common stock were available for grant under the 1997 Stock Option Plan for Verity Canada.

  Activity Under Stock Option Plans:

Activity under the above stock option plans is set forth below:

                                                                   OPTIONS OUTSTANDING
                                                         ----------------------------------------
                                                                        WEIGHTED
                                                                         AVERAGE
                                             SHARES                       PRICE
                                           AVAILABLE       SHARES       PER SHARE       TOTAL
                                           ----------    -----------    ---------    ------------
Balance, May 31, 1995....................     160,000        853,000     $ 1.13      $    965,000
  Shares reserved under plans............   2,111,000
  Options reinstated.....................      35,000
  Options granted........................  (1,709,000)     1,709,000     $23.20        39,644,000
  Options canceled.......................     554,000       (554,000)    $18.46       (10,229,000)
  Options exercised......................                   (561,000)    $ 1.30          (727,000)
                                           ----------    -----------                 ------------
Balances, May 31, 1996...................   1,151,000      1,447,000     $20.49        29,653,000
  Shares reserved under plans............     850,000
  Options reinstated.....................      63,000
  Options granted........................  (4,670,000)     4,670,000     $12.72        59,393,000
  Options canceled.......................   3,582,000     (3,582,000)    $19.28       (69,050,000)
  Options exercised......................                    (88,000)    $ 2.26          (199,000)
                                           ----------    -----------                 ------------
Balances, May 31, 1997...................     976,000      2,447,000     $ 8.09        19,797,000
  Shares reserved under plans............   1,500,000
  Options reinstated.....................       2,000         (2,000)
  Options granted........................  (2,665,000)     2,665,000     $ 5.31        14,141,000
  Options canceled.......................   1,921,000     (1,921,000)    $ 8.24       (15,826,000)
  Options exercised......................                   (232,000)    $ 3.79          (883,000)
                                           ----------    -----------                 ------------
Balances, May 31, 1998...................   1,734,000      2,957,000     $ 5.83      $ 17,229,000
                                           ==========    ===========                 ============

     During fiscal year 1996, certain officers of the Company provided four year recourse notes receivable totaling $403,000 bearing interest at approximately 6.5% in exchange for the purchase of a total of 284,000 shares of common stock under option. As of May 31, 1998, the notes were repaid.

                                  VERITY, INC.

 9. STOCKHOLDERS' EQUITY: (CONTINUED)
  Common Stock Option Plans:

     The following table summarizes information with respect to stock options outstanding at May 31, 1998:

                                                             OPTIONS NOT SUBJECT TO
                                                                 REPURCHASE UPON
                            OPTIONS OUTSTANDING                     EXERCISE
                  ---------------------------------------    -----------------------
                                   WEIGHTED
                    NUMBER         AVERAGE       WEIGHTED                  WEIGHTED
   RANGE OF       OUTSTANDING     REMAINING      AVERAGE     NUMBER AT      AVERAGE
   EXERCISE       AT MAY 31,     CONTRACTUAL     EXERCISE     MAY 31,      EXERCISE
    PRICE            1998        LIFE (YEARS)     PRICE         1998         PRICE
--------------    -----------    ------------    --------    ----------    ---------
$0.75 - $ 4.99       437,000         6.90         $3.49       224,000        $2.25
$5.00 - $ 5.99     1,626,000         7.44         $5.22       356,000        $5.24
$6.00 - $ 6.99       170,000         7.05         $6.51        41,000        $6.51
$7.00 - $19.50       724,000         6.88         $8.44       349,000        $8.19
                   ---------                                  -------
                   2,957,000         7.20         $5.82       970,000        $5.66
                   =========                                  =======

     At May 31, 1997, options to purchase 568,000 shares of common stock at a weighted average exercise price of $5.23, were not subject to the Company's right of repurchase upon exercise.

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

  Employee Stock Purchase Plan:

     In July 1995, the Company's Board of Directors approved the 1995 Employee Stock Purchase Plan and reserved 250,000 shares of common stock for issuance to eligible employees. In September 1996, the Company's stockholders approved an increase to the number of shares reserved under the employee stock purchase plan from 250,000 to 500,000 shares of common stock and in September 1997, the Company's stockholders approved a further increase to 1,300,000 shares of common stock. The Employee Stock Purchase Plan permits eligible employees to purchase shares of the Company's common stock at 85% of the lesser of fair market value of the common stock on the first day of the offering period or the last day of the purchase period. The initial offering period commenced on the effective date of the offering. At May 31, 1997 and 1998, 331,000 and 638,000 shares, respectively, of the Company's common stock have been issued under the plan and 169,000 shares and 662,000 shares, respectively, remained available for purchase.

  Pro forma Stock-Based Compensation:

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Company's stock option plans or Employee Stock Purchase Plan. Had compensation cost for the Company's stock option plans and Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in fiscal years 1996, 1997 and 1998 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share for fiscal years 1996, 1997 and

                                  VERITY, INC.

 9. STOCKHOLDERS' EQUITY: (CONTINUED)
  Pro forma Stock-Based Compensation: (continued)
1998 would have been increased to the pro forma amounts indicated below (in thousands, except per share mounts):

                                                                      FISCAL YEARS
                                                              ----------------------------
                                                               1996      1997       1998
                                                              ------    -------    -------
Net loss applicable to common stockholders -- as reported...  $  924    $17,931    $16,510
                                                              ======    =======    =======
Net loss applicable to common stockholders -- pro forma.....  $2,813    $23,174    $20,185
                                                              ======    =======    =======
Net loss per share -- basic and diluted -- as reported......  $ 0.12    $  1.65    $  1.47
                                                              ======    =======    =======
Net loss per share -- basic and diluted -- pro forma........  $ 0.36    $  2.14    $  1.80
                                                              ======    =======    =======

     The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

     The aggregate fair value and weighted average fair value of each option granted in fiscal years 1996, 1997 and 1998 were $19.0 million, $22.0 million and $7.1 million, and $11.10, $4.71 and $2.74, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for fiscal years 1996, 1997 and 1998:

                                                               1996       1997       1998
                                                              -------    -------    -------
Expected volatility.........................................    60%        60%        60%
Risk-free interest rate.....................................   6.4%       6.4%       5.6%
Expected life...............................................  4 years    4 years    4 years
Expected dividend yield.....................................   0.0%       0.0%       0.0%

     The Company has also estimated the fair value for the purchase rights under the Employee Stock Purchase Plan using the Black-Scholes Model with the following assumptions for fiscal years 1996, 1997 and 1998:

                                                     1996              1997              1998
                                                --------------    --------------    --------------
Expected volatility...........................       60%               60%               60%
Risk-free interest rate.......................       6.4%              6.4%              5.6%
                                                   .48-1.48
Expected life.................................  years.........    .48-1.48 years    .50-1.00 years
Expected dividend yield.......................       0.0%              0.0%              0.0%

  Stock Options Issued Outside of the Plan:

     In June 1993, the Company's Board of Directors granted an officer of the Company an option outside of the Plan to purchase 365,000 shares of the Company's common stock at $2.00 per share. Such shares upon purchase will be subject to the Company's right of repurchase, which lapses ratably over four years. In addition, the officer was granted an option outside of the Plan for an additional 418,000 shares of the Company's common stock at $2.00 per share. Upon purchase, these shares are also subject to the Company's right of repurchase, which lapses the earlier of the achievement of certain specified Company performance goals or after completion by the officer of seven years of continuous employment. In December 1993, the exercise price for the shares under these options was reduced to $1.15 per share. In August 1994, the officer exercised his right to purchase all of the shares of common stock under option in exchange for a recourse note receivable of $901,000 bearing interest at 7.05% due August 2003. During fiscal year 1998, the note was repaid and none of the stock is subject to repurchase as of May 31, 1998.

                                  VERITY, INC.

 9. STOCKHOLDERS' EQUITY: (CONTINUED)
  Preferred Stock Purchase Rights Plan:

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

10. INCOME TAXES:

     Income (loss) before taxes consist of the following (in thousands):

                                                       FISCAL YEARS
                                              -------------------------------
                                               1996        1997        1998
                                              -------    --------    --------
Domestic....................................  $(1,154)   $(20,532)   $(16,890)
Foreign.....................................      841       2,781         680
                                              -------    --------    --------
                                              $  (313)   $(17,751)   $(16,210)
                                              =======    ========    ========

     Details of the income tax provision for fiscal year 1997 and 1998 consists of the following (in thousands):

                                                                MAY 31,
                                                              ------------
                                                              1997    1998
                                                              ----    ----
Current:
State.......................................................  $ 42    $108
Foreign.....................................................   138     192
                                                              ----    ----
                                                              $180    $300
                                                              ====    ====

     During fiscal year 1996, the Company had a current provision for income taxes of $401,000 which was substantially offset by a benefit derived from the utilization of net operating loss carryforwards.

     The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                           FISCAL YEARS
                                                      -----------------------
                                                      1996     1997     1998
                                                      -----    -----    -----
Income tax benefit at statutory rates...............  (34.0)%  (35.0)%  (34.0)%
State income taxes net of federal benefit...........             0.2      0.7
Write-off of in-process research and development....            28.5
Non-deductible expenses.............................             1.6      1.0
Foreign taxes.......................................             0.8      1.3
Net operating loss not benefited....................   34.0      4.9     33.0
                                                      -----    -----    -----
Effective tax rate..................................     --%     1.0%     2.0%
                                                      =====    =====    =====

                                  VERITY, INC.

10. INCOME TAXES: (CONTINUED)
     The components of the net deferred tax asset are (in thousands):

                                                                    MAY 31,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
Deferred tax assets:
  Accumulated depreciation..................................  $  1,657    $  1,980
  Accrued compensation......................................       259         348
  Other accruals and allowance for doubtful accounts........       469       1,543
  Research and development credits..........................     1,518       1,830
  Net operating loss carryforwards..........................     7,647      11,303
                                                              --------    --------
                                                                11,550      17,004
Deferred tax liabilities:
  Capitalized software......................................      (325)
                                                              --------    --------
                                                                11,225      17,004
Valuation allowance.........................................   (11,225)    (17,004)
                                                              --------    --------
          Net deferred tax asset............................  $     --    $     --
                                                              ========    ========

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

     The Company's deferred tax asset related to its net operating loss carryforwards includes the tax benefit derived from the disqualifying dispositions of incentive stock options and the exercise of nonqualified stock options. The benefit, which totaled $270,000 and $372,000, at May 31, 1997 and 1998, respectively, will be credited directly to additional paid-in capital when the Company's deferred tax asset is recognized.

     As of May 31, 1998, the Company had approximately $31,000,000 and $14,300,000 of net operating loss carryforwards for federal and California purposes, respectively, to offset future taxable income. The Company also has federal and state research and development tax credit carryforwards of approximately $1,500,000 and $500,000, respectively, at May 31, 1998. These carryforwards expire in the years 1999 to 2013 if not utilized. The Company's net operating loss and tax credit carryforwards are subject to an annual limitation of approximately $4,900,000 as a result of an ownership change, as defined by tax laws.

11. RELATED PARTY TRANSACTIONS:

     During fiscal year 1996, the Company provided consulting services and sold software products aggregating $54,000 to three stockholders. These revenues and costs are included in the accompanying statements of operations.

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

                                  VERITY, INC.

13. COMPUTATION OF NET LOSS PER SHARE:

     Basic and diluted loss per share are calculated as follows for fiscal years 1996, 1997 and 1998 (in thousands except per share amounts):

                                                               1996       1997        1998
                                                              ------    --------    --------
Basic and diluted:
  Weighted average common shares outstanding................   7,829      10,840      11,225
  Net loss applicable to common stockholders................  $ (924)   $(17,931)   $(16,510)
  Net loss per share........................................  $(0.12)   $  (1.65)   $  (1.47)

     The calculation of diluted shares outstanding for fiscal 1996, 1997 and 1998 excludes 365,000, 506,000 and 387,000 stock options, respectively, as their effect was antidilutive in each period.

14. BUSINESS SEGMENT, FOREIGN SALES AND OPERATIONS, AND MAJOR CUSTOMERS:

     The Company, whose operations consist of a single line of business, develops, markets and supports software tools and applications that enable individuals, enterprises and publishers to intelligently search, filter, view, and disseminate textual information residing on enterprise networks, on-line services, the Internet, CD-ROM and other electronic media.

     The Company has sales and marketing operations located outside the United States in the Netherlands, United Kingdom, France, Germany and Canada. Foreign branch and subsidiary revenues consist primarily of maintenance and consulting services.

          FINANCIAL DATA BY              UNITED                 OTHER
           GEOGRAPHIC AREA               STATES     EUROPE     FOREIGN    ELIMINATIONS     TOTAL
          -----------------             --------    -------    -------    ------------    --------
                                                              (IN THOUSANDS)
Revenues:
  1996................................  $ 28,309    $ 3,215     $552        $(1,358)      $ 30,718
  1997................................    40,417      5,459                  (3,205)        42,671
  1998................................    36,440      2,418                                 38,858
Income (loss) from operations:
  1996................................        70     (1,683)     222                        (1,391)
  1997................................   (17,603)     2,756      (54)        (4,581)       (19,482)
  1998................................   (13,752)       613       54         (4,578)       (17,663)
Identifiable assets:
  1997................................    45,521      3,516      406                        49,443
  1998................................    37,275      3,902      272                        41,449

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

     Included in software product revenues are export sales of approximately $5,861,000, $10,144,000, and $10,317,000 in fiscal years 1996, 1997 and 1998, respectively.

     No single customer accounted for 10% or more of the Company's revenue during fiscal years 1996, 1997 and 1998. Revenues from the federal government and its agencies were $3,230,000, $4,037,000 and $3,489,000 for fiscal years 1996, 1997 and 1998, respectively.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VERITY, INC.

Date: August 12, 1998                     By: /s/ JAMES E. TICEHURST
                                            ------------------------------------
                                            James E. Ticehurst
                                            Vice President, Administration and
                                              Controller
                                            (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                       SIGNATURE                                     TITLE                   DATE
                       ---------                                     -----                   ----
/s/ GARY J. SBONA                                         President, Chief Executive    August 12, 1998
--------------------------------------------------------  Officer and Director
Gary J. Sbona                                             (Principal Executive
                                                          Officer)

/s/ JAMES E. TICEHURST                                    Vice President,               August 12, 1998
--------------------------------------------------------  Administration and
James E. Ticehurst                                        Controller (Principal
                                                          Financial Officer)

/s/ STEVEN M. KRAUSZ                                      Director                      August 12, 1998
--------------------------------------------------------
Steven M. Krausz

/s/ STEPHEN A. MACDONALD                                  Director                      August 12, 1998
--------------------------------------------------------
Stephen A. MacDonald

/s/ CHARLES P. WAITE, JR.                                 Director                      August 12, 1998
--------------------------------------------------------
Charles P. Waite, Jr.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Verity, Inc.:

     Our report on the consolidated financial statements of Verity, Inc. and Subsidiaries is included on page 31 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 30 of the Form 10-K.

     In our opinion, the financial schedule referred to above when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.

                                            PricewaterhouseCoopers LLP
San Jose, California
June 19, 1998

                                  SCHEDULE II

                                  VERITY, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  AMOUNTS
                                                   BALANCE AT    CHARGED TO                  BALANCE
                                                   BEGINNING     PROFIT AND                  AT END
                   DESCRIPTION                      OF YEAR         LOSS       DEDUCTIONS    OF YEAR
                   -----------                     ----------    ----------    ----------    -------
ALLOWANCE FOR BAD DEBTS:
Year ended May 31, 1996
  Allowance for doubtful accounts................   $   361        $  455        $(427)      $   389
Year ended May 31, 1997
  Allowance for doubtful accounts................   $   389        $  350        $(199)      $   540
Year ended May 31, 1998
  Allowance for doubtful accounts................   $   540        $  699        $(533)      $   706
ALLOWANCE FOR DEFERRED TAX ASSETS:
Year ended May 31, 1996
  Valuation Allowance............................   $ 9,025        $1,167        $  --       $10,192
Year ended May 31, 1997
  Valuation Allowance............................   $10,192        $1,033        $  --       $11,225
Year ended May 31, 1998
  Valuation Allowance............................   $11,225        $5,779        $  --       $17,004

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
 2.1     Form of Agreement and Plan of Merger between Verity, Inc., a
         California corporation, and Verity Delaware Corporation, a
         Delaware corporation, filed September 22, 1995.(1)
 3.1     Certificate of Incorporation of the Company.(1)
 3.2     By-Laws.(1)
 3.3     Certificate of Retirement of Series of Preferred Stock.(7)
 3.4     Certificate of Designation, Preferences and Rights of Series
         A Preferred Stock.(7)
 4.1     Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)
 4.2     Form of Rights Agreement between Verity, Inc. and First
         National Bank of Boston dated September 18, 1996.(6)
10.1     Form of Indemnification Agreement for directors and
         officers.(1)
10.2     Amended and Restated 1995 Stock Option Plan and forms of
         agreements thereunder.(7)
10.3     1995 Employee Stock Purchase Plan.(1),(4)
10.4     1995 Outside Directors Stock Option Plan and forms of
         agreement thereunder.(1),(4)
10.5     Employment Agreement between Philippe F. Courtot and the
         Company dated July 15, 1993, together with related Amended and Restated Stock Purchase Agreement dated as of June 1,
         1995.(1),(4)
10.6     Security and Loan Agreement between Imperial Bank and the
         Company dated April 7, 1994, as amended.(2)
10.7     Series G Preferred Stock Purchase Agreement dated August 29,
         1994.(1)
10.8     Series H Preferred Stock Purchase Agreement dated August 1,
         1995.(1)
10.9     Sublease Agreement between Booz-Allen & Hamilton, Inc. and the Company dated April 1, 1988, as amended.(1)
10.10    Lease Agreement between The Trustees of the Roman Catholic
         Church of the Archdiocese of Canberra and Goulburn and the
         Company dated July 1, 1993 (Australia).(1)
10.11    Lease Agreement between Peel Investments (North) Limited and the Company dated 1994 (England).(1)
10.12    Lease Agreement between Le Centre D'Affaires Perinord and
         the Company dated November 26, 1992 (France).(1)
10.13    Lease Agreement between Oskam Vastgoed De Meern B.V. and the
         Company dated September 1, 1990 (The Netherlands).(1)
10.14    OEM Software Development and Run Time License Agreement
         between Adobe Systems, Inc. and the Company dated July 29,
         1994, as amended.(1),(5)
10.15    License Agreement between Frame Technology Corporation and the Company dated May 29, 1992.(1),(5)
10.16    OEM Development and License Agreement between the Company
         and Delphi Internet Services Corporation dated as of August
         23, 1995.(1),(5)
10.18    Lease Agreement between Ross Drive Investors and the Company dated January 22, 1996(3)
10.19    Retainer Agreement between Regent Pacific Management
         Corporation and Verity, Inc. dated July 13, 1997.(10)
10.20    Confidential Severance Option Agreement between Verity, Inc.
         and Richard Lo dated August 20, 1997.(10)
10.21    Employment Agreement between Anthony J. Bettencourt and the
         Company dated August 28, 1997.(11)

EXHIBIT
  NO.                            DESCRIPTION
-------                          -----------
10.22    Security and Loan Agreement between Imperial Bank and the
         Company dated November 30, 1997.(12)
10.23    Amendment to Retainer Agreement between Regent Pacific
         Management Corporation and Verity, Inc. dated April 13,
         1998.
21.1     List of Subsidiaries.(1)
23.1     Consent of Independent Accountants.
27.1     Financial Data Schedule (available in EDGAR format only).

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

(12) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-Q for the quarter ended February 28, 1998.