Form 10-Q
period 1998-08-31
VERITY INC \DE\
filed 1998-10-06
CIK 949956

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-26880

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

                               YES [X]     NO [ ]

     The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, were 11,680,000 as of August 31, 1998.

     This report consists of 20 pages. The Exhibit Index to this report is located on page 19.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  VERITY, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I: FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    1
         Condensed Consolidated Balance Sheets as of May 31, 1998 and
           August 31, 1998...........................................    1
         Condensed Consolidated Statements of Operations for the
           Three Months Ended August 31, 1997 and 1998...............    2
         Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended August 31, 1997 and 1998...............    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    6

                        PART II: OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   17
Item 2.  Changes in Securities.......................................   17
Item 3.  Defaults upon Senior Securities.............................   17
Item 4.  Submission of Matters to a Vote of Security Holders.........   17
Item 5.  Other Information...........................................   17
Item 6.  Exhibits and Reports on Form 8-K............................   17
Signatures...........................................................   18

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VERITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              MAY 31,     AUGUST 31,
                                                                1998         1998
                                                              --------    -----------
                                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  5,505     $  5,243
  Short-term investments....................................    12,433       18,460
  Trade accounts receivable, less allowance for doubtful
     accounts of $706 in 1998 and $666 in 1999..............    14,488        9,090
  Prepaid and other current assets..........................       878          993
                                                              --------     --------
          Total current assets..............................    33,304       33,786
  Property and equipment, at cost, net of accumulated
     depreciation and amortization..........................     7,567        6,878
  Other assets..............................................       578          502
                                                              --------     --------
          Total assets......................................  $ 41,449     $ 41,166
                                                              ========     ========

                                     LIABILITIES
Current liabilities:
  Current portion of long-term debt and capital lease
     obligations............................................  $    149     $     41
  Accounts payable..........................................     3,749        3,520
  Accrued compensation......................................     3,861        3,072
  Other accrued liabilities.................................     1,705        1,831
  Deferred revenue..........................................     7,928        6,663
                                                              --------     --------
          Total current liabilities.........................    17,392       15,127
  Long-term debt and capital lease obligations, net of
     current portion........................................         2            2
                                                              --------     --------
          Total liabilities.................................    17,394       15,129
                                                              --------     --------

                                STOCKHOLDERS' EQUITY
Common stock, $0.001 par value:
  Authorized: 30,000,000 shares in 1998 and 1999;
  Issued and outstanding: 11,565,000 shares in 1998 and
     11,680,000 shares in 1999..............................        12           12
Additional paid-in capital..................................    92,212       92,970
Unrealized gain on investments..............................         7            1
Accumulated deficit.........................................   (68,176)     (66,946)
                                                              --------     --------
          Total stockholders' equity........................    24,055       26,037
                                                              --------     --------
          Total liabilities and stockholders' equity........  $ 41,449     $ 41,166
                                                              ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                  AUGUST 31,
                                                              ------------------
                                                               1997       1998
                                                              -------    -------
                                                                 (UNAUDITED)
Revenues:
  Software products.........................................  $ 3,116    $ 9,889
  Service and other.........................................    2,224      3,331
                                                              -------    -------
          Total revenues....................................    5,340     13,220
                                                              -------    -------
Costs of revenues:
  Software products.........................................      705        437
  Service and other.........................................    1,685      1,082
                                                              -------    -------
          Total costs of revenues...........................    2,390      1,519
                                                              -------    -------
  Gross profit..............................................    2,950     11,701
                                                              -------    -------
Operating expenses:
  Research and development..................................    5,033      3,275
  Marketing and sales.......................................    5,745      5,952
  General and administrative................................    2,152      1,381
                                                              -------    -------
          Total operating expenses..........................   12,930     10,608
                                                              -------    -------
Income (loss) from operations...............................   (9,980)     1,093
Other income, net...........................................      264        287
                                                              -------    -------
Net income (loss) before provision for income taxes.........   (9,716)     1,380
Provision for income taxes..................................       50        150
                                                              -------    -------
Net income (loss)...........................................  $(9,766)   $ 1,230
                                                              =======    =======
Net income (loss) per share -- basic........................  $ (0.89)   $  0.11
                                                              =======    =======
Net income (loss) per share -- diluted......................  $ (0.89)   $  0.10
                                                              =======    =======
Number of shares used in per share calculation -- basic.....   11,033     11,627
                                                              =======    =======
Number of shares used in per share calculation -- diluted...   11,033     12,882
                                                              =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                  AUGUST 31,
                                                              -------------------
                                                               1997        1998
                                                              -------    --------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).........................................  $(9,766)   $  1,230
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................    1,288         874
     Other..................................................       --         (25)
     Provision for doubtful accounts........................     (130)        363
     Amortization of discount on securities.................      (24)       (134)
     Changes in operating assets and liabilities:
       Trade accounts receivable............................    3,519       5,081
       Prepaid and other current assets.....................       41        (171)
       Accounts payable.....................................   (1,147)       (229)
       Accrued compensation and other accrued liabilities...      328        (635)
       Deferred revenue.....................................      138      (1,198)
                                                              -------    --------
          Net cash provided by (used in) operating
           activities.......................................   (5,753)      5,156
                                                              -------    --------
Cash flows from investing activities:
  Acquisition of property and equipment.....................     (796)       (184)
  Purchases of marketable securities........................   (3,691)    (19,552)
  Maturity of marketable securities.........................    1,400       5,000
  Proceeds from sale of marketable securities...............    9,272       8,652
  Capitalization of software................................     (198)         --
                                                              -------    --------
          Net cash provided by (used in) investing
           activities.......................................    5,987      (6,084)
                                                              -------    --------
Cash flows from financing activities:
  Borrowings under line of credit...........................    1,500          --
  Payments on line of credit................................   (1,500)         --
  Proceeds from stockholders on notes receivable............    1,027          --
  Proceeds from the sale of common stock....................       50         758
  Principal payments on notes payable and capital lease
     obligations............................................     (145)       (109)
                                                              -------    --------
          Net cash provided by financing activities.........      932         649
                                                              -------    --------
Effect of exchange rate changes on cash.....................        1          17
                                                              -------    --------
          Net increase (decrease) in cash and cash
           equivalents......................................    1,167        (262)
Cash and cash equivalents, beginning of period..............    2,934       5,505
                                                              -------    --------
Cash and cash equivalents, end of period....................  $ 4,101    $  5,243
                                                              =======    ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Acquisition consideration included in accrued
     liabilities............................................  $   200

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION AS OF AUGUST 31, 1998 AND FOR THE QUARTERS ENDED
             AUGUST 31, 1997 AND 1998 AND THEREAFTER IS UNAUDITED)

 1. INTERIM FINANCIAL DATA (UNAUDITED)

     The unaudited financial statements for the quarters ended August 31, 1997 and 1998 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual financial statements on Form 10-K for the year ended May 31, 1998.

     The Company's balance sheet as of May 31, 1998 was derived from the Company's audited financial statements, but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

 2. COMPUTATION OF NET INCOME AND LOSS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which requires the dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. For the three months ended August 31, 1997, the effects of outstanding stock options were excluded from the computation of diluted earnings per share because their effect was antidilutive. Accordingly, no adjustments were required to previously reported earnings per share amounts.

 3. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for its fiscal year 1999, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The Company has adopted SFAS 130, however, the effects of the adoption were immaterial to all periods presented.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosures about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company's fiscal year 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

                                  VERITY, INC.

         (INFORMATION AS OF AUGUST 31, 1998 AND FOR THE QUARTERS ENDED
             AUGUST 31, 1997 AND 1998 AND THEREAFTER IS UNAUDITED)

     During October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 (SOP 97-2), "Software Revenue Recognition." This statement delineates the accounting for software product and maintenance revenues. It supersedes Statement of Position No. 91-1, "Software Revenue Recognition," and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has evaluated the requirements of SOP 97-2 and its current revenue recognition policy is in compliance with this pronouncement.

 4. BANK LINE OF CREDIT

     In March 1998, the Company negotiated a $5,000,000 line of credit under an agreement with a bank, which expires on September 30, 1998. The line of credit is collateralized by all corporate assets, excluding leased equipment. Borrowings under the line of credit bear interest at the lender's prime rate (8.5% at August 31, 1998). The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval. As of August 31, 1998, no borrowings were outstanding under the line of credit.

     On September 22, 1998, the Company extended the term on its bank line of credit for an additional two months until November 30, 1998. The Company plans to renegotiate the agreement upon its expiration on November 30, 1998, but there is no assurance that such financing will be available on commercially reasonable terms, or at all.

 5. RESTRUCTURING CHARGES

     During the quarter ended November 30, 1997, the Company implemented a worldwide restructuring of its operations, which resulted in workforce reductions and business consolidations. In connection with the restructuring, the Company recorded a $3.0 million restructuring charge in the quarter ended November 30, 1997, of which approximately $1.6 million was related to severance costs associated with the reduction in the worldwide workforce, approximately $0.5 million to the termination of certain lease agreements, approximately $0.6 million to the write-off of certain assets and approximately $0.3 million to other costs associated with the restructuring.

     Of the total $3.0 million in restructuring charges, approximately $0.8 million is a current liability at August 31, 1998.

 6. SUBSEQUENT EVENTS

     On September 24, 1998, the stockholders of the Company approved to amend the 1995 Stock Option Plan (the "Option Plan") of the Company to increase the number of shares of Common Stock of the Company authorized for issuance thereunder from 3,310,836 shares to 4,060,836 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

     Verity's knowledge retrieval products are designed to primarily index, search, retrieve, organize and disseminate unstructured information, which typically constitutes the substantial majority of an enterprise's business information and does not reside in a traditional relational database. Verity's products also enable application developers to embed powerful search and retrieval functionality into their own commercial applications. The Company's knowledge retrieval and KeyView viewing and filtering products are used within the Company's own suite of applications and have been embedded by many leading OEMs, including Lotus, Sybase, SAP and Netscape. Verity has licensed its technology to key e-commerce vendors, including Adobe Systems, AT&T WorldNet Services, CNET, Cisco, Compaq, Dow Jones, Ernst & Young, Financial Times, NewsEDGE Corporation, Informix, NEC, SCO, Siemens Nixdorf, Tandem and Time-Warner's Pathfinder. Verity's software has been licensed to over 1,000 corporations, government agencies, software developers, online service providers and Internet publishers worldwide.

     For the three months ended August 31, 1998, total revenues increased 147.6% over the corresponding fiscal 1997 period, primarily as a result of a 217.4% increase in software product revenues. Total revenues for the three months ended August 31, 1998 increased 0.7% from the $13.1 million for the previous three months ended May 31, 1998. Operating expenses for the three months ended August 31, 1998 decreased primarily as a result of a 47.6% decrease in general and administrative expenses compared to the previous three months ended May 31, 1998. While it is the Company's goal to increase revenues and generate net income in future periods, no assurance can be given that the Company's revenues will increase from quarter to quarter in future periods, or that the Company will achieve or maintain positive cash flow or profitability.

     During the quarter ended November 30, 1997, the Company implemented a worldwide restructuring of its corporate structure, which resulted in workforce reductions and business consolidations. In connection with the restructuring, the Company recorded a $3.0 million restructuring charge in the quarter ended November 30, 1997, of which approximately $1.6 million was related to severance costs associated with the reduction in the worldwide workforce, approximately $0.5 million to the termination of certain lease agreements, approximately $0.6 million to the write-off of certain assets and approximately $0.3 million to other costs associated with the restructuring. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. The Company has experienced significant turnover, including turnover of several senior members of management. In particular, on July 31, 1997, Mr. Gary J. Sbona was appointed as the Company's President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the original agreement, Regent Pacific agreed to provide management services to the Company, at a fee of $50,000 per week, including the services of Mr. Sbona as Chief Executive Officer and President and at least three other Regent Pacific personnel as part of the Company's management team. The agreement had a one-year term and could be canceled by the Company after expiration of the initial 26-week period, with a minimum compensation to Regent Pacific of $1.3 million for that initial period. The agreement requires that the Company indemnify Regent Pacific and Mr. Sbona for certain liabilities arising out of the performance of services under the agreement. On April 13,

1998, the Company and Regent Pacific agreed to amend the agreement to provide that Mr. Sbona and at least four other Regent Pacific personnel would serve as part of the Company's management team. The amendment also served to extend the term of the agreement until August 31, 1999, and to extend the noncancelable period of the agreement until February 28, 1999. In connection with Mr. Sbona's service as President and CEO of the Company, the Compensation Committee of the Company's Board also granted to him an option to purchase 350,000 shares of the Company's common stock at an exercise price of $5.125 per share. The shares subject to such option will vest on a monthly basis during the 13-month period ending on February 28, 1999, subject to Mr. Sbona's continued employment as the Company's President and CEO; provided, however, that the option will vest entirely upon certain change of control transactions or upon a termination of Mr. Sbona without cause. The option will also remain exercisable for one year following the termination of Mr. Sbona's services.

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

     The Company's revenues are derived from license fees for its software products and fees for services complementary to its products, including software maintenance, consulting and training. Fees for services generally are charged separately from the license fees for the Company's software products. Effective for contracts entered into starting June 1, 1998, the Company recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition." Maintenance revenues from ongoing customer support and product upgrades are recognized ratably over the term of the applicable maintenance agreement, which is typically 12 months. Payments for maintenance fees generally are received in advance and are nonrefundable. Revenues for consulting and training generally are recognized when the services are performed. Statement of Position No. 97-2 supersedes Statement of Position No. 91-1, "Software Revenue Recognition," and is effective for transactions entered into in fiscal years beginning after December 15, 1997. This statement delineates the accounting for software product and maintenance revenues. The Company has evaluated the requirements of SOP 97-2 and its current revenue recognition policy is in compliance with this pronouncement.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

                                                            THREE MONTHS ENDED
                                                                AUGUST 31,
                                                            -------------------
                                                             1997         1998
                                                            -------      ------
Revenues:
  Software products.......................................    58.4%       74.8%
  Service and other.......................................    41.6        25.2
                                                            ------       -----
          Total revenues..................................   100.0       100.0
                                                            ------       -----
Costs of revenues:
  Software products.......................................    13.2         3.3
  Service and other.......................................    31.6         8.2
                                                            ------       -----
          Total costs of revenues.........................    44.8        11.5
                                                            ------       -----
Gross profit..............................................    55.2        88.5
                                                            ------       -----
Operating expenses:
  Research and development................................    94.2        24.8
  Marketing and sales.....................................   107.6        45.0
  General and administrative..............................    40.3        10.4
                                                            ------       -----
          Total operating expenses........................   242.1        80.2
                                                            ------       -----
Income (loss) from operations.............................  (186.9)        8.3
Interest and other expenses...............................     4.9         2.1
                                                            ------       -----
Income (loss) before provision for income taxes...........  (182.0)       10.4
Provision for income taxes................................     0.9         1.1
                                                            ------       -----
Net income (loss).........................................  (182.9)%       9.3%
                                                            ======       =====

  Revenues

     Total revenues increased 147.6% from $5.3 million for the three months ended August 31, 1997 to $13.2 million for the three months ended August 31, 1998. Total revenues as compared to the three-month period ended August 31, 1997 increased primarily due to increased revenues from licensing of enterprise products and topic tools products. Software product revenues increased as a percentage of total revenues from 58.4% for the three months ended August 31, 1997, to 74.8% for the comparable period in fiscal 1999. Conversely, service and other revenues decreased as a percentage of total revenues from 41.6% for the three months ended August 31, 1997 to 25.2% for the three months ended August 31, 1998.

     Software product revenues. Software product revenues increased 217.4% from $3.1 million for the three months ended August 31, 1997 to $9.9 million for the three months ended August 31, 1998. The increase for the three months ended August 31, 1998 in comparison to the three months ended August 31, 1997 was due principally to increased revenues from licensing of enterprise products and topic tools products.

     Service and other revenues. Service and other revenues increased 49.8% from $2.2 million for the three months ended August 31, 1997 to $3.3 million for the three months ended August 31, 1998. Maintenance and consulting revenues increased significantly between the comparable periods, but these increases were partially offset by reduced training revenues.

     Revenues derived from European operations accounted for 10.6% and 5.5%, respectively, for the three months ended August 31, 1997 and 1998. For the three months ended August 31, 1997 and 1998, export sales accounted for 21.9% and 22.4% of total revenues, respectively. The decrease in revenues from European operations as a percentage of total revenues resulted primarily from increased domestic revenues. The Company expects that revenues derived from European operations and export sales will continue to vary in future periods as a percentage of total revenues.

     No single customer accounted for more than 10% of the Company's revenues for the three months ended August 31, 1997. For the three months ended August 31, 1998, revenues derived from sales to Lotus Development Corporation accounted for 16.6% of the Company's total revenues. Revenues derived from sales to the federal government and its agencies were 8.8% and 3.8% of the Company's revenues for the three months ended August 31, 1997 and 1998, respectively. The Company expects that revenues from such government sales will continue to vary in future periods as a percentage of revenues.

  Costs of Revenues

     Costs of software products. Costs of software products decreased 38.0% from $705,000 for the three months ended August 31, 1997 to $437,000 for the three months ended August 31, 1998, representing 22.6% and 4.4%, respectively, of the software product revenues. In the three months ended August 31, 1997, the Company incurred amortization expense relating to capitalized software, which represented a significant part of the software costs. The decrease in absolute dollars during the periods ended August 31, 1998, was primarily due to the elimination of the amortization expense related to the capitalized software. The decrease in costs as a percentage of software product revenues was primarily related to the increased software product revenues for the three months ended August 31, 1998.

     Costs of service and other. Costs of service and other revenues decreased 35.8% from $1.7 million for the three months ended August 31, 1997 to $1.1 million for the three months ended August 31, 1998, representing 75.8% and 32.5%, respectively, of service and other revenues. The decrease in absolute dollars was due principally to a decrease in consulting and technical support personnel.

  Operating Expenses

     Research and development. Research and development expenses decreased 34.9% from $5.0 million for the three months ended August 31, 1997 to $3.3 million for the three months ended August 31, 1998, representing 94.2% and 24.8%, respectively, of total revenues. The decrease in absolute dollars was primarily due to a significant decrease in research and development personnel during fiscal 1999 as a result of a discontinuation of the operations of Insite, Cognisoft and 64K in fiscal 1998. The decrease in costs as a percentage of total revenues was primarily related to the increased revenues for the three months ended August 31, 1998. Future research and development expenses may vary as a percentage of total revenues. The Company believes that research and development expenses will increase in the future primarily due to the introduction of new products to the Company's product line and other anticipated product development efforts. Future research and development expenses may vary as a percentage of total revenues.

     Marketing and sales. Marketing and sales expenses increased 3.6% from $5.7 million for the three months ended August 31, 1997 to $6.0 million for the three months ended August 31, 1998, representing 107.6% and 45.0%, respectively, of total revenues. The increase in absolute costs for the three months ended August 31, 1998, was primarily related to the Company's expansion of its sales organization in the United States and Europe. The decrease in costs as a percentage of total revenues was primarily related to the increased revenues for the three months ended August 31, 1998. The Company anticipates it will continue to make significant investments in marketing and sales.

     General and administrative. General and administrative expenses decreased 35.8% from $2.2 million in the three months ended August 31, 1997 to $1.4 million for the three months ended August 31, 1998, representing 40.3% and 10.4%, respectively, of total revenues. The decrease in absolute costs was primarily related to decreased expenses associated with management in transition and personnel. The decrease in costs as a percentage of total revenues was primarily related to the increased revenues for the three months ended August 31, 1998.

     Restructuring charges. During the quarter ended November 30, 1997, the Company implemented a worldwide restructuring of its corporate structure, which resulted in workforce reductions and business consolidations. In connection with the restructuring, the Company recorded a $3.0 million restructuring charge in the quarter ended November 30, 1997, of which $1.6 million was related to severance costs associated with the reduction in the worldwide workforce, $0.5 million to the termination of certain lease agreements, $0.6 million to the write-off of certain assets and $0.3 million to other costs associated with the restructuring.

     Of the total $3.0 million in restructuring charges, approximately $0.8 million is a current liability at August 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through proceeds of approximately $23.6 million from private sales of Preferred Stock, proceeds from its initial public offering and secondary public offering of Common Stock and, to a lesser extent, bank credit lines and capital operating leases. The Company completed its initial public offering of Common Stock in October 1995 and realized net proceeds of $32.5 million. In January 1996, the Company completed its secondary public offering of Common Stock, which generated net proceeds of $16.5 million. The Company has used a portion of those proceeds to repay borrowings under its line of credit in the amount of $1.6 million. As of August 31, 1998, the Company had $23.7 million in cash and cash equivalents and available-for-sale securities.

     The Company's operating activities used cash of $5.8 million and provided cash of $5.2 million for the three months ended August 31, 1997 and 1998, respectively. In the three months ended August 31, 1997, the Company's net loss for the period offset cash provided by a decrease in accounts receivable and depreciation and amortization expense. For the three months ended August 31, 1998, the Company's net income, a decrease in accounts receivable, and depreciation and amortization expense provided cash associated with operating activities.

     The Company's investing activities provided cash of $6.0 million and used cash of $6.1 million for the three months ended August 31, 1997 and 1998, respectively. For the three months ended August 31, 1997, cash provided by investing activities consisted primarily of proceeds from the sale and maturity of marketable securities partially offset by purchases of marketable securities. For the three months ended August 31, 1998, cash used by investing activities consisted primarily of purchases of marketable securities partially offset by proceeds from the sale and maturity of marketable securities.

     Cash provided by financing activities was $932,000 and $649,000 for the three months ended August 31, 1997 and 1998, respectively. In the three months ended August 31, 1997, financing activities consisted primarily of proceeds from the sale of Common Stock in connection with the proceeds from stockholders on notes receivable. In the three months ended August 31, 1998, financing activities consisted primarily of proceeds from the sale of Common Stock.

     At August 31, 1998, the Company's principal sources of liquidity were its cash, cash equivalents, and short-term investments of $23.7 million. In March 1998, the Company obtained a $5.0 million line of credit under an agreement with a bank, which expires on September 30, 1998. The line of credit is collateralized by all corporate assets, excluding leased equipment. Borrowings under the line of credit bear interest at the lender's prime rate. The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval. The agreement was extended until November 30, 1998. As of August 31, 1998, no borrowings were outstanding under the line of credit. See
Note 4 of Notes to Condensed Consolidated Financial Statements.

     Capital expenditures, including capital leases, were approximately $796,000 and $184,000 for the three months ended August 31, 1997 and 1998, respectively. For the three months ended August 31, 1997 and 1998, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for its fiscal year 1999, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The Company has adopted SFAS 130, however, the effects of the adoption were immaterial to all periods presented.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosures about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company's fiscal year 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.

     During October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 (SOP 97-2), "Software Revenue Recognition." This statement delineates the accounting for software product and maintenance revenues. It supersedes Statement of Position No. 91-1, "Software Revenue Recognition," and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has evaluated the requirements of SOP 97-2 and its current revenue recognition policy is in compliance with this pronouncement.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than two years, computer systems or applications used by many companies in a wide variety of industries will experience operating difficulties unless the systems or applications are modified to process information related to the century change adequately. Significant uncertainty exists in the software and other industries concerning the scope and magnitude of problems associated with the century change. To the extent Year 2000 issues cause significant delay in, or cancellation of, decisions to purchase the Company's products or product support, due to the relocation of resources to address Year 2000 issues or otherwise, the Company's business, results of operations and financial condition could be materially and adversely affected.

  Products

     Based on the Company's recent assessment of Year 2000 issues, the Company has determined that the current versions of its products are "Year 2000 compliant." In spite of the fact that the Company has not been a party to any litigation or any proceedings to date involving its products or services related to Year 2000 compliance issues, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or to negotiate the resolution of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year

2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, results of operations and financial condition.

  Operations

     The Company is reviewing its internal management information and other systems in order to identify and modify those products, services or systems that are not Year 2000 compliant. The total cost of these Year 2000 compliance activities has not been material to date. There can be no assurance that the Company will identify and remedy all significant Year 2000 problems in a timely fashion, that remedial efforts in this regard will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company faces additional risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business are not Year 2000 compliant. In the event that any such third parties can not provide the Company with products, services or systems that are Year 2000 compliant on a timely basis, or in the event Year 2000 issues prevent such third parties from delivering products, services or systems required by the Company on a timely basis, the Company's business, results of operations and financial condition could be materially and adversely affected.

RISK FACTORS

     The Company operates in a rapidly changing environment that involves numerous risks, a number of which are beyond the Company's control. The following discussion highlights some of those risks. A comprehensive summary of the risks can be found in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998 and the Company's definitive Proxy Statement on
Schedule 14A as filed on August 27, 1998.

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

     In connection with its strategy, the Company has also replaced the majority of its work force and substantially reorganized all of the departments within the Company. Continuity of personnel can be an important factor in the successful completion of the Company's development projects, and ongoing turnover in the Company's research and development personnel could materially and adversely impact the Company's development and marketing efforts. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. As noted above, the Company has experienced significant turnover, including turnover of several senior members of management. In particular, on July 31, 1997, Mr. Gary J. Sbona was appointed as the Company's President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the original agreement, Regent Pacific agreed to provide management services to the Company, including the services of Mr. Sbona as Chief Executive Officer and President and at least three other Regent Pacific personnel as part of the Company management team. The agreement had a one-year term and could be canceled by the Company after expiration of the initial 26-week period, with a minimum compensation to Regent Pacific of $1.3 million for that initial period. On April 13, 1998, the Company and Regent Pacific agreed to amend the agreement to provide that Mr. Sbona and at least four other Regent Pacific personnel would serve as part of the Company's management team. The amendment also served to extend the term of the agreement until August 31, 1999, and to extend the noncancelable period of the agreement until February 28, 1999. In connection with Mr. Sbona's service as President and CEO of the Company, the Compensation Committee of the Company's Board also granted to him an option to purchase 350,000 shares of the Company's common stock at an exercise price of $5.125 per share. The shares subject to such option will vest on a monthly basis during the 13-month period ending on February 28, 1999, subject to Mr. Sbona's continued employment as the Company's President and CEO; provided, however, that the option will vest entirely upon certain change of control transactions or upon a termination of Mr. Sbona without cause. The option will also remain exercisable for one year following the termination of Mr. Sbona's services. If Company management is unable to effectively manage the Company's operations, identify opportunities in a timely fashion, and evaluate and manage the Company's business and competitive position, results of operations and financial condition will be materially and adversely affected.

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

     Dependence on International Operations. Revenues derived from European operations accounted for 10.6% and 5.5%, respectively, for the three months ended August 31, 1997 and 1998. For the three months ended August 31, 1997 and 1998, export sales accounted for 21.9% and 22.4% of total revenues, respectively. The decrease in revenues from European operations as a percentage of total revenues resulted primarily from the increased domestic revenues. The Company expects that revenues derived from European operations and export sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future; however, these revenues may fluctuate significantly as a percentage of revenues from period to period. Certain of these revenues have been derived from sales to foreign government agencies, which may be subject to risks similar to those described below.

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

     Dependence on United States Government and the Risk of Contract Termination. Agencies of the United States government have accounted for a significant portion of the Company's revenues. Specifically, these agencies accounted for approximately 8.8% and 3.8% of revenues for the three months ended August 31, 1997 and 1998, respectively. Sales to government agencies fluctuated as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of the Company's products to re-evaluate their needs. Such budget reductions are expected to continue over at least the next several years. Future reductions in United States spending on information technologies could have a material adverse effect on the Company's operating results.

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

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on September 24, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management's nominee for director and three proposals were submitted to the stockholders of the Company. Management's nominee for director was elected by the following vote:

                                                         SHARES
                                                 ----------------------
                    NOMINEE                      VOTING FOR    WITHHELD
                    -------                      ----------    --------
Gary J. Sbona..................................  9,456,089     107,864

     Steven M. Krausz, Charles P. Waite, Jr. and Stephen A. MacDonald continued to serve as directors of the Company after the annual meeting. Mr. Krausz and Mr. Waite will continue to serve until the Annual Meeting of Stockholders to be held in 1999, and Mr. MacDonald will continue to serve until the Annual Meeting of Stockholders to be held in 2000.

     A second proposal to amend the 1995 Stock Option Plan (the "Option Plan") of the Company to increase the number of shares of Common Stock of the Company authorized for issuance thereunder from 3,310,836 shares to 4,060,836 shares, was submitted to a vote of the stockholders of the Company. The proposal was approved by the following vote:

FOR THE PROPOSAL   AGAINST THE PROPOSAL   ABSTENTIONS   BROKER NON-VOTES
----------------   --------------------   -----------   ----------------
  2,431,021             1,241,356           38,058         5,853,518

     A final proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants of the Company for its fiscal year ending May 31, 1999 was also submitted to a vote of the stockholders of the Company. The proposal was approved by the following vote:

FOR THE PROPOSAL   AGAINST THE PROPOSAL   ABSTENTIONS   BROKER NON-VOTES
----------------   --------------------   -----------   ----------------
  9,548,340               4,905             10,708             0

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits -- See Exhibit Index

     B. Reports on Form 8-K

          None.

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

Dated: October 6, 1998

                                 EXHIBIT INDEX

EXHIBIT                                                                  SEQUENTIAL
NUMBER                       DESCRIPTION OF DOCUMENT                      PAGE NO.
-------                      -----------------------                     ----------
 2.1       Form of Agreement and Plan of Merger between Verity, Inc., a
           California corporation, and Verity Delaware Corporation, a
           Delaware corporation, filed September 22, 1995.(1)..........
 2.2       Agreement and Plan of Reorganization dated January 10, 1997 among Verity, Inc., Cognisoft Acquisition Corporation and
           Cognisoft Corporation, and certain shareholders of
           Cognisoft.(7)...............................................
 2.3       Form of Stock Purchase Agreement dated as of May 31, 1997
           among Verity, 64k and certain shareholders of 64k.(8).......
 2.4       Agreement for Purchase and Sale of Assets dated as of May
           30, 1997 among FTP US, FTP Canada, Verity US and Verity
           Canada.(9)..................................................
 3.1       Certificate of Incorporation of the Company.(1).............
 3.2       By-Laws.(1).................................................
 3.3       Certificate of Retirement of Series of Preferred
           Stock.(7)...................................................
 3.4       Certificate of Designation, Preferences and Rights of Series
           A Preferred Stock.(7).......................................
 4.1       Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)..............................................
 4.2       Form of Rights Agreement between Verity, Inc. and First
           National Bank of Boston dated September 18, 1996.(6)........
10.1       Form of Indemnification Agreement for directors and
           officers.(1)................................................
10.2       Amended and Restated 1995 Stock Option Plan and forms of
           agreements thereunder.(7)...................................
10.3       1995 Employee Stock Purchase Plan.(1),(4)...................
10.4       1995 Outside Directors Stock Option Plan and forms of
           agreement thereunder.(1),(4)................................
10.5       Employment Agreement between Philippe F. Courtot and the
           Company dated July 15,1993, together with related Amended
           and Restated Stock Purchase Agreement dated as of June 1,
           1995.(1),(4)................................................
10.7       Series G Preferred Stock Purchase Agreement dated August 29,
           1994.(2)....................................................
10.8       Series H Preferred Stock Purchase Agreement dated August 1,
           1995.(2)....................................................
10.18      Lease Agreement between Ross Drive Investors and the Company dated January 22, 1996.(3)..................................
10.19      Retainer Agreement between Regent Pacific Management
           Corporation and Verity, Inc. dated July 13, 1997.(10).......
10.20      Confidential Severance Option Agreement between Verity, Inc.
           and Richard Lo dated August 20, 1997.(10)...................
10.21      Employment Agreement between Anthony J. Bettencourt and the
           Company dated August 28, 1997.(11)..........................
10.22      Security and Loan Agreement between Imperial Bank and the
           Company dated November 30, 1997.(12)........................
10.23      Amendment to Retainer Agreement between Regent Pacific
           Management Corporation and Verity, Inc. dated February 1,
           1998.(13)...................................................
27.1       Financial Data Schedule.....................................

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

(13) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-K for the year ended May 31, 1998.