Form 10-Q
period 1998-11-30
VERITY INC \DE\
filed 1999-01-12
CIK 949956

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------
(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

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

                               YES [X]     NO [ ]

     The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, were 11,942,000 as of November 30, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  VERITY, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements........................................     1
          Condensed Consolidated Balance Sheets as of May 31, 1998 and
          November 30, 1998...........................................     1
          Condensed Consolidated Statements of Operations for the
          Three Months Ended November 30, 1997 and 1998 and the Six
          Months Ended November 30, 1997 and 1998.....................     2
          Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended November 30, 1997 and 1998.....................     3
          Notes to Condensed Consolidated Financial Statements........     4
          Management's Discussion and Analysis of Financial Condition
Item 2.   and Results of Operations...................................     7

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings...........................................    20
Item 2.   Changes in Securities.......................................    20
Item 3.   Defaults upon Senior Securities.............................    20
Item 4.   Submission of Matters to a Vote of Security Holders.........    20
Item 5.   Other Information...........................................    20
Item 6.   Exhibits and Reports on Form 8-K............................    20
Signatures............................................................    21

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VERITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              MAY 31,     NOVEMBER 30,
                                                                1998          1998
                                                              --------    ------------
                                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  5,505      $  5,915
  Short-term investments....................................    12,433        19,682
Trade accounts receivable, less allowance for doubtful
  accounts of $706 in 1998 and $718 in 1999.................    14,488        12,950
Prepaid and other current assets............................       878         1,350
                                                              --------      --------
          Total current assets..............................    33,304        39,897
Property and equipment, at cost, net of accumulated
  depreciation and amortization.............................     7,567         6,502
Other assets................................................       578           395
                                                              --------      --------
          Total assets......................................  $ 41,449      $ 46,794
                                                              ========      ========

LIABILITIES
Current liabilities:
  Current portion of long-term debt and capital lease
     obligations............................................  $    149      $     30
  Accounts payable..........................................     3,749         3,939
  Accrued compensation......................................     3,861         4,402
  Other accrued liabilities.................................     1,705         1,586
  Deferred revenue..........................................     7,928         6,899
                                                              --------      --------
          Total current liabilities.........................    17,392        16,856
  Long-term debt and capital lease obligations, net of
     current portion........................................         2            --
                                                              --------      --------
          Total liabilities.................................    17,394        16,856
                                                              --------      --------

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value:
  Authorized: 30,000,000 shares in 1998 and 1999;
  Issued and outstanding: 11,565,000 shares in 1998 and
  11,942,000 shares in 1999.................................        12            12
Additional paid-in capital..................................    92,212        94,507
Unrealized gain on investments..............................         7            --
Accumulated deficit.........................................   (68,176)      (64,581)
                                                              --------      --------
          Total stockholders' equity........................    24,055        29,938
                                                              --------      --------
          Total liabilities and stockholders' equity........  $ 41,449      $ 46,794
                                                              ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        NOVEMBER 30,          NOVEMBER 30,
                                                     ------------------    -------------------
                                                      1997       1998        1997       1998
                                                     -------    -------    --------    -------
                                                        (UNAUDITED)            (UNAUDITED)
Revenues:
  Software products................................  $ 6,666    $11,497    $  9,782    $21,386
  Service and other................................    2,522      3,713       4,746      7,044
                                                     -------    -------    --------    -------
          Total revenues...........................    9,188     15,210      14,528     28,430
                                                     -------    -------    --------    -------
Costs of revenues:
  Software products................................      861        401       1,566        838
  Service and other................................    1,294      1,074       2,979      2,156
                                                     -------    -------    --------    -------
          Total costs of revenues..................    2,155      1,475       4,545      2,994
                                                     -------    -------    --------    -------
Gross profit.......................................    7,033     13,735       9,983     25,436
                                                     -------    -------    --------    -------
Operating expenses:
  Research and development.........................    4,153      3,299       9,186      6,574
  Marketing and sales..............................    6,048      6,608      11,793     12,560
  General and administrative.......................    1,484      1,610       3,636      2,991
  Restructuring charges............................    3,006         --       3,006         --
                                                     -------    -------    --------    -------
          Total operating expenses.................   14,691     11,517      27,621     22,125
                                                     -------    -------    --------    -------
Income (loss) from operations......................   (7,658)     2,218     (17,638)     3,311
Other income, net..................................      549        297         813        584
                                                     -------    -------    --------    -------
Net income (loss) before provision for income
  taxes............................................   (7,109)     2,515     (16,825)     3,895
Provision for income taxes.........................       50        150         100        300
                                                     -------    -------    --------    -------
Net income (loss)..................................  $(7,159)   $ 2,365    $(16,925)   $ 3,595
                                                     =======    =======    ========    =======
Net income (loss) per share -- basic...............  $ (0.64)   $  0.20    $  (1.52)   $  0.31
                                                     =======    =======    ========    =======
Net income (loss) per share -- diluted.............  $ (0.64)   $  0.18    $  (1.52)   $  0.28
                                                     =======    =======    ========    =======
Number of shares -- basic..........................   11,168     11,823      11,101     11,725
                                                     =======    =======    ========    =======
Number of shares -- diluted........................   11,168     13,145      11,101     13,013
                                                     =======    =======    ========    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                  NOVEMBER 30,
                                                              --------------------
                                                                1997        1998
                                                              --------    --------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).........................................  $(16,925)   $  3,595
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     3,041       1,372
     Non-cash restructuring charges.........................     2,315        (190)
     Provision for doubtful accounts........................       (79)         (4)
     Amortization of discount on securities.................       (19)       (379)
     Changes in operating assets and liabilities:
       Trade accounts receivable............................     2,272       1,598
       Prepaid and other current assets.....................       108        (352)
       Accounts payable.....................................      (786)        191
       Accrued compensation and other accrued liabilities...      (139)        607
       Deferred revenue.....................................       670      (1,118)
                                                              --------    --------
          Net cash provided by (used in) operating
            activities......................................    (9,542)      5,320
                                                              --------    --------
Cash flows from investing activities:
  Acquisition of property and equipment.....................    (1,127)       (195)
  Purchases of marketable securities........................    (5,302)    (31,392)
  Maturity of marketable securities.........................     1,400      13,705
  Proceeds from sale of marketable securities...............    13,773      10,811
  Investments in preferred stock............................        50          --
  Capitalization of software................................      (198)         --
                                                              --------    --------
          Net cash provided by (used in) investing
            activities......................................     8,596      (7,071)
                                                              --------    --------
Cash flows from financing activities:
  Borrowings under line of credit...........................     1,500          --
  Payments on line of credit................................    (1,500)         --
  Proceeds from stockholders on notes receivable............     1,027          --
  Proceeds from the sale of common stock....................       796       2,294
  Principal payments on notes payable and capital lease
     obligations............................................      (300)       (122)
                                                              --------    --------
          Net cash provided by financing activities.........     1,523       2,172
                                                              --------    --------
Effect of exchange rate changes on cash.....................       (22)        (11)
                                                              --------    --------
          Net increase in cash and cash equivalents.........       555         410
Cash and cash equivalents, beginning of period..............     2,934       5,505
                                                              --------    --------
Cash and cash equivalents, end of period....................  $  3,489    $  5,915
                                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (INFORMATION AS OF NOVEMBER 30, 1998 AND FOR THE QUARTERS ENDED
            NOVEMBER 30, 1997 AND 1998 AND THEREAFTER IS UNAUDITED)

 1. INTERIM FINANCIAL DATA (UNAUDITED)

     The unaudited financial statements for the quarters ended November 30, 1997 and 1998 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual financial statements on Form 10-K for the year ended May 31, 1998.

     The Company's balance sheet as of May 31, 1998 was derived from the Company's audited financial statements, but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

 2. COMPUTATION OF NET INCOME AND LOSS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which requires the dual presentation of basic and diluted earnings per share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. For the three months and six months ended November 30, 1997, the effects of outstanding stock options were excluded from the computation of diluted earnings per share because their effect was antidilutive.

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

                                  VERITY, INC.

        (INFORMATION AS OF NOVEMBER 30, 1998 AND FOR THE QUARTERS ENDED
            NOVEMBER 30, 1997 AND 1998 AND THEREAFTER IS UNAUDITED)

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all quarters of fiscal years beginning after June 15, 1999. The Company has not determined its strategy for the adoption of SFAS 133 or its effect on the financial statements.

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

 4. BANK LINE OF CREDIT

     In March 1998, the Company negotiated a $5,000,000 line of credit under an agreement with a bank, which expired on September 30, 1998. On September 22, 1998, the Company extended the term on its bank line of credit for an additional two months until November 30, 1998. On November 15, 1998, the Company renegotiated the agreement. The commitments made under this agreement expire on September 30, 1999. The line of credit is collateralized by all corporate assets, excluding leased equipment. Borrowings under the line of credit bear interest at the lender's prime rate (7.75% at November 30, 1998). The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval. As of November 30, 1998, no borrowings were outstanding under the line of credit.

 5. RESTRUCTURING CHARGES

     During the quarter ended November 30, 1997, the Company implemented a worldwide restructuring of its operations, which resulted in workforce reductions and business consolidations. In connection with the restructuring, the Company recorded a $3.0 million restructuring charge in the quarter ended November 30, 1997, of which approximately $1.6 million was related to severance costs associated with the reduction in the worldwide workforce, approximately $0.5 million to the termination of certain lease agreements, approximately $0.6 million to the write-off of certain assets and approximately $0.3 million to other costs associated with the restructuring. Of the total $3.0 million in restructuring charges, approximately $0.6 million is a current liability at November 30, 1998.

                                  VERITY, INC.

        (INFORMATION AS OF NOVEMBER 30, 1998 AND FOR THE QUARTERS ENDED
            NOVEMBER 30, 1997 AND 1998 AND THEREAFTER IS UNAUDITED)

 6. COMPUTATION OF EARNINGS PER SHARE

     Basic and diluted income (loss) per share are calculated as follows for the three months and six months ended November 30, 1997 and 1998 (in thousands, except per share data):

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                NOVEMBER 30,          NOVEMBER 30,
                                             ------------------    -------------------
                                              1997       1998        1997       1998
                                             -------    -------    --------    -------
Basic:
  Weighted-average shares..................   11,168     11,823      11,101     11,725
                                             =======    =======    ========    =======
  Net income (loss)........................  $(7,159)   $ 2,365    $(16,925)   $ 3,595
                                             =======    =======    ========    =======
  Net income (loss) per share..............  $ (0.64)   $  0.20    $  (1.52)   $  0.31
                                             =======    =======    ========    =======
Diluted:
  Weighted-average shares..................   11,168     11,823      11,101     11,725
  Common equivalent shares from stock
     options...............................       --      1,322          --      1,288
                                             -------    -------    --------    -------
  Shares used in per share calculation.....   11,168     13,145      11,101     13,013
                                             -------    -------    --------    -------
  Net income (loss)........................  $(7,159)   $ 2,365    $(16,925)   $ 3,595
                                             =======    =======    ========    =======
  Net income (loss) per share..............  $ (0.64)   $  0.18    $  (1.52)   $  0.28
                                             =======    =======    ========    =======

     The calculation of diluted shares outstanding for the three months and six months ended November 30, 1997 excludes 217,000 and 194,000 stock options, respectively, as their effect was antidilutive in each period.

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

     Verity develops, markets and supports knowledge retrieval software products for application developers, corporate intranets, on-line publishers and e-commerce providers, OEMs and independent software vendors. Verity's products are designed to enable organizations to turn corporate intranets into powerful knowledge bases. By providing critical components of corporate intranet portals, Verity products help make business information accessible and reusable across the enterprise.

     Verity's broad product family enables enterprise-wide document indexing, classification, search and retrieval, personalized information dissemination, and hybrid on-line and CD publishing all from the same underlying Verity collections. Verity's products also enable application developers to embed powerful search and retrieval functionality into their own commercial applications. The Company's KeyView products enable viewing of documents stored in more than 200 formats. Verity's KeyView viewing and filtering products are used within the Company's own suite of applications and have been embedded by many leading OEMs, including Lotus, Sybase, SAP and Netscape. Verity has licensed its technology to many other prominent technology and content providers, including Adobe Systems, AT&T WorldNet Services, CNET, Cisco, Compaq, Dow Jones, Ernst & Young, Financial Times, IBM, NewsEDGE Corporation, Informix, NEC, Siemens Nixdorf, Tandem and Time-Warner's Pathfinder. Verity's software has been licensed to over 1,000 corporations, government agencies, software developers, on-line service providers and Internet publishers worldwide.

     For the three months ended November 30, 1998, total revenues increased 65.5% over the corresponding fiscal 1997 period, primarily as a result of a 72.5% increase in software product revenues. Total revenues for the three months ended November 30, 1998 increased 15.1% from the $13.2 million for the previous three months ended August 31, 1998. Operating expenses for the three months ended November 30, 1998 increased primarily as a result of a 11.0% increase in marketing and sales expenses compared to the previous three months ended August 31, 1998. While it is the Company's goal to increase revenues and generate net income in future periods, no assurance can be given that the Company's revenues will continue to increase from quarter to quarter in future periods, or that the Company will maintain positive cash flow or profitability.

     During the quarter ended November 30, 1997, the Company implemented a worldwide restructuring of its corporate operations, which resulted in workforce reductions and business consolidations. In connection with the restructuring, the Company recorded a $3.0 million restructuring charge in the quarter ended November 30, 1997, of which approximately $1.6 million was related to severance costs associated with the reduction in the worldwide workforce, approximately $0.5 million to the termination of certain lease agreements, approximately $0.6 million to the write-off of certain assets and approximately $0.3 million to other costs associated with the restructuring. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. The Company has experienced significant turnover, including turnover of several senior members of management. In particular, on July 31, 1997, Mr. Gary J. Sbona was appointed as the Company's President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the original agreement, Regent Pacific agreed to provide management services to the Company, at a fee of $50,000 per week, including the services of Mr. Sbona as Chief Executive Officer and President and at least three other Regent Pacific personnel as part of the Company's management team. The agreement had a one-year term and could be canceled by the Company after expiration of the initial 26-week period, with a minimum compensation to Regent Pacific of

$1.3 million for that initial period. The agreement required that the Company indemnify Regent Pacific and Mr. Sbona for certain liabilities arising out of the performance of services under the agreement. On April 13, 1998, the Company and Regent Pacific agreed to amend the agreement to provide that Mr. Sbona and at least four other Regent Pacific personnel would serve as part of the Company's management team. The amendment also served to extend the term of the agreement until August 31, 1999, and to extend the noncancelable period of the agreement until February 28, 1999. In connection with Mr. Sbona's service as President and CEO of the Company, the Compensation Committee of the Company's Board also granted to him an option to purchase 350,000 shares of the Company's common stock, at an exercise price of $5.125 per share. In October 1998, the Company's Board granted Mr. Sbona another option to purchase an additional 260,000 shares of the Company's common stock, at an exercise price of $7.625 per share. The shares subject to such options will vest on a monthly basis during the 13-month period ending on February 28, 1999 and the 12-month period ending on October 20, 1999, respectively, subject to Mr. Sbona's continued employment as the Company's President and CEO; provided, however, that the shares subject to such options will vest entirely upon certain change of control transactions or upon a termination of Mr. Sbona without cause. The options will also remain exercisable for one year following the termination of Mr. Sbona's services.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

                                                      THREE MONTHS       SIX MONTHS
                                                         ENDED              ENDED
                                                      NOVEMBER 30,      NOVEMBER 30,
                                                     --------------    ---------------
                                                     1997     1998      1997     1998
                                                     -----    -----    ------    -----
Revenues:
  Software products................................   72.6%    75.6%     67.3%    75.2%
  Service and other................................   27.4     24.4      32.7     24.8
                                                     -----    -----    ------    -----
          Total revenues...........................  100.0    100.0     100.0    100.0
                                                     -----    -----    ------    -----
Costs of revenues:
  Software products................................    9.4      2.6      10.8      2.9
  Service and other................................   14.1      7.1      20.5      7.6
                                                     -----    -----    ------    -----
          Total costs of revenues..................   23.5      9.7      31.3     10.5
                                                     -----    -----    ------    -----
Gross profit.......................................   76.5     90.3      68.7     89.5
                                                     -----    -----    ------    -----
Operating expenses:
  Research and development.........................   45.2     21.7      63.2     23.1
  Marketing and sales..............................   65.8     43.4      81.2     44.2
  General and administrative.......................   16.2     10.6      25.0     10.5
  Restructuring charges............................   32.7      0.0      20.7      0.0
                                                     -----    -----    ------    -----
          Total operating expenses.................  159.9     75.7     190.1     77.8
                                                     -----    -----    ------    -----
Income (loss) from operations......................  (83.4)    14.6    (121.4)    11.7
Interest and other expenses........................    6.0      2.0       5.6      2.0
                                                     -----    -----    ------    -----
Income (loss) before provision for income taxes....  (77.4)    16.6    (115.8)    13.7
Provision for income taxes.........................    0.5      1.0       0.7      1.1
                                                     -----    -----    ------    -----
Net income (loss)..................................  (77.9)%   15.6%   (116.5)%   12.6%
                                                     =====    =====    ======    =====

  Revenues

     Total revenues increased 95.7% from $14.5 million for the six months ended November 30, 1997 to $28.4 million for the six months ended November 30, 1998. Total revenues as compared to the six-month period ended November 30, 1997 increased primarily due to increased revenues from licensing of Internet/ Publishing products and enterprise products. Software product revenues increased as a percentage of total revenues from 67.3% and 72.6% for the six months and three months ended November 30, 1997, respectively, to 75.2% and 75.6%, respectively, for the comparable periods in fiscal 1999. Conversely, service and other revenues decreased as a percentage of total revenues from 32.7% and 27.4% for the six months and three months ended November 30, 1997, respectively, to 24.8% and 24.4%, respectively, for the comparable periods in fiscal 1999.

     Software product revenues. Software product revenues increased 118.6% from $9.8 million for the six months ended November 30, 1997 to $21.4 million for the six months ended November 30, 1998. The increase for the six months ended November 30, 1998 in comparison to the six months ended November 30, 1997 was due principally to increased revenues from licensing of Internet/Publishing products and enterprise products. Software product revenues increased 72.5% from $6.7 million for the three months ended November 30, 1997 to $11.5 million for the three months ended November 30, 1998. The increase for the three months ended November 30, 1998 from the three months ended November 30, 1997 was due principally to increased revenues from licensing of Internet/Publishing products and enterprise products.

     Service and other revenues. Service and other revenues increased 48.4% from $4.7 million for the six months ended November 30, 1997 to $7.0 million for the six months ended November 30, 1998. Service and other revenues increased 47.2% from $2.5 million for the three months ended November 30, 1997 to $3.7 million for the three months ended November 30, 1998. Maintenance and consulting revenues increased significantly between the comparable periods.

     Revenues derived from European operations accounted for 8.1% and 6.2%, respectively, for the six months ended November 30, 1997 and 1998. For the six months ended November 30, 1997 and 1998, export sales accounted for 25.1% and 25.8% of total revenues, respectively. Revenues derived from European operations accounted for 6.6% and 6.8% of total revenues, respectively, for the three months ended November 30, 1997 and 1998. For the three months ended November 30, 1997 and 1998, export sales accounted for 27.0% and 28.7% of total revenues, respectively. The Company expects that revenues derived from European operations and export sales will continue to vary in future periods as a percentage of total revenues.

     No single customer accounted for more than 10% of the Company's revenues for the six months ended November 30, 1998. For the three months ended November 30, 1998, revenues derived from sales to Cisco Systems, Inc. accounted for 11.7% of the Company's total revenues. For the six months ended November 30, 1997, KPMG International accounted for approximately 10.8% of the Company's revenues and for approximately 11.7% of the Company's revenues for the three months ended November 30, 1997. Revenues derived from sales to the federal government and its agencies were 10.3% and 9.2% of the Company's revenues for the six months ended November 30, 1997 and 1998, respectively, and 11.2% and 13.9% of the Company's revenues for the three months ended November 30, 1997 and 1998, respectively. The Company expects that revenues from such government sales will continue to vary in future periods as a percentage of revenues.

  Costs of Revenues

     Costs of software products. Costs of software products decreased 46.5% from $1.6 million for the six months ended November 30, 1997 to $838,000 for the six months ended November 30, 1998, representing 16.0% and 3.9%, respectively, of the software product revenues. Costs of software products decreased 53.4% from $861,000 for the three months ended November 30, 1997 to $401,000 for the three months ended November 30, 1998, representing 12.9% and 3.5%, respectively, of the software product revenues. In the six months ended November 30, 1997, the Company incurred amortization expense relating to capitalized software, which represented a significant part of the software costs. The decrease in absolute dollars during the periods ended November 30, 1998, was primarily due to the elimination of the amortization expense related to the capitalized software. The decrease in costs as a percentage of software product revenues was primarily related to the increased software product revenues for the six months ended November 30, 1998.

     Costs of service and other. Costs of service and other revenues decreased 27.6% from $3.0 million for the six months ended November 30, 1997 to $2.2 million for the six months ended November 30, 1998, representing 62.8% and 30.6%, respectively, of service and other revenues. Costs of service and other revenues decreased 17.0% from $1.3 million for the three months ended November 30, 1997 to $1.1 million for the three months ended November 30, 1998, representing 51.3% and 28.9%, respectively, of service and other revenues. The decrease in absolute dollars was due principally to a decrease in consulting and technical support personnel. The decrease in costs as a percentage of service and other revenues was primarily related to increased consulting and maintenance revenues for the six months ended November 30, 1998.

  Operating Expenses

     Research and development. Research and development expenses decreased 28.4% from $9.2 million for the six months ended November 30, 1997 to $6.6 million for the six months ended November 30, 1998, representing 63.2% and 23.1%, respectively, of total revenues. Research and development expenses decreased 20.6% from $4.2 million for the three months ended November 30, 1997 to $3.3 million for the three months ended November 30, 1998, representing 45.2% and 21.7%, respectively, of total revenues. The decrease in absolute dollars was primarily due to a significant decrease in research and development personnel during fiscal 1999 as a result of a discontinuation of the operations of the Company's Insite, Cognisoft and 64K subsidiaries in fiscal 1998. The decrease in costs as a percentage of total revenues was primarily related to the increased revenues for the six months ended November 30, 1998. The Company believes that research and development expenses may increase in the future primarily due to the introduction of new products to the Company's product line and other anticipated product development efforts. Future research and development expenses may continue to vary as a percentage of total revenues.

     Marketing and sales. Marketing and sales expenses increased 6.5% from $11.8 million for the six months ended November 30, 1997 to $12.6 million for the six months ended November 30, 1998, representing 81.2% and 44.2%, respectively, of total revenues. Marketing and sales expenses increased 9.3% from $6.0 million for the three months ended November 30, 1997 to $6.6 million for the three months ended November 30, 1998, representing 65.8% and 43.4%, respectively, of total revenues. The increase in absolute costs for the six months ended November 30, 1998, was primarily related to the expenses associated with the Company's worldwide users conference held in October 1998. The decrease in costs as a percentage of total revenues was primarily related to the increased revenues for the six months ended November 30, 1998. The Company anticipates it will continue to make significant investments in marketing and sales.

     General and administrative. General and administrative expenses decreased 17.7% from $3.6 million in the six months ended November 30, 1997 to $3.0 million for the six months ended November 30, 1998, representing 25.0% and 10.5%, respectively, of total revenues. General and administrative expenses increased 8.5% from $1.5 million in the three months ended November 30, 1997 to $1.6 million for the three months ended November 30, 1998, representing 16.2% and 10.6%, respectively, of total revenues. The net increase in absolute costs for the three months ended November 30, 1998 was primarily related to increased expenses necessary to support the Company's infrastructure. The decrease in costs as a percentage of total revenues was primarily related to the increased revenues for the six months ended November 30, 1998.

     Restructuring charges. During the quarter ended November 30, 1997, the Company implemented a worldwide restructuring of its corporate operations, which resulted in workforce reductions and business consolidations. In connection with the restructuring, the Company recorded a $3.0 million restructuring charge in the quarter ended November 30, 1997, of which $1.6 million was related to severance costs associated with the reduction in the worldwide workforce, $0.5 million to the termination of certain lease agreements, $0.6 million to the write-off of certain assets and $0.3 million to other costs associated with the restructuring. Of the total $3.0 million in restructuring charges, approximately $0.6 million is a current liability at November 30, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through proceeds of approximately $23.6 million from private sales of Preferred Stock, proceeds from its initial public offering and secondary public offering of Common Stock and, to a lesser extent, bank credit lines and capital operating leases. The Company completed its initial public offering of Common Stock in October 1995 and realized net proceeds of $32.5 million. In January 1996, the Company completed its secondary public offering of Common Stock, which generated net proceeds of $16.5 million. The Company has used a portion of those proceeds to repay borrowings under its line of credit in the amount of $1.6 million. As of November 30, 1998, the Company had $25.6 million in cash and cash equivalents and available-for-sale securities.

     The Company's operating activities used cash of $9.5 million and provided cash of $5.3 million for the six months ended November 30, 1997 and 1998, respectively. In the six months ended November 30, 1997, the Company's net loss for the period was partially offset by depreciation and amortization expense, non-cash restructuring charges and a decrease in accounts receivable. For the six months ended November 30, 1998, the

Company's net income, a decrease in accounts receivable, and depreciation and amortization expense provided cash associated with operating activities.

     The Company's investing activities provided cash of $8.6 million and used cash of $7.1 million for the six months ended November 30, 1997 and 1998, respectively. For the six months ended November 30, 1997, cash provided by investing activities consisted primarily of proceeds from the sale and maturity of marketable securities partially offset by purchases of marketable securities and purchases of property and equipment. For the six months ended November 30, 1998, cash used by investing activities consisted principally of purchases of marketable securities partially offset by proceeds from the sale and maturity of marketable securities.

     Cash provided by financing activities was $1.5 million and $2.2 million for the six months ended November 30, 1997 and 1998, respectively. In the six months ended November 30, 1997, financing activities consisted primarily of proceeds from the sale of Common Stock in connection with the Company's Employee Stock Purchase Plan and proceeds from stockholders on notes receivable. In the six months ended November 30, 1998, financing activities consisted primarily of proceeds from the sale of Common Stock in connection with the Company's Employee Stock Purchase Plan.

     At November 30, 1998, the Company's principal sources of liquidity were its cash, cash equivalents, and short-term investments of $25.6 million. In March 1998, the Company negotiated a $5,000,000 line of credit under an agreement with a bank, which expired on September 30, 1998. On September 22, 1998, the Company extended the term on its bank line of credit for an additional two months until November 30, 1998. On November 15, 1998, the Company renegotiated the agreement. The commitments made under this agreement expire on September 30, 1999. The line of credit is collateralized by all corporate assets, excluding leased equipment. Borrowings under the line of credit bear interest at the lender's prime rate. The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval. As of November 30, 1998, no borrowings were outstanding under the line of credit. See Note 4 of Notes to Condensed Consolidated Financial Statements.

     Capital expenditures, including capital leases, were approximately $1.1 million and $195,000 for the six months ended November 30, 1997 and 1998, respectively. For the six months ended November 30, 1997 and 1998, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all quarters of fiscal years beginning after June 15, 1999. The Company has not determined its strategy for the adoption of SFAS 133 or its effect on the financial statements.

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

YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Such computer programs or hardware may have date-sensitive software or embedded chips that always assume the century is "19." This could cause miscalculations or failure in the Company's information systems. Such system miscalculations or failures could cause disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities. Disruptions of the Company's operations may also occur if key suppliers or customers experience disruptions in their ability to purchase, supply or transact with the Company due to Year 2000 problems.

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

     The Company has developed a phased Year 2000 readiness plan for the current versions of its products. The plan includes development of corporate awareness, assessment, implementation (including remediation, upgrading and replacement of certain product versions), validation testing, and contingency planning. The Company continues to respond to customer concerns about prior versions of its products on a case-by-case basis. The Company has largely completed all phases of its plan, except for contingency planning, with respect to the current versions of all of its products. Based on the Company's recent assessment of Year 2000 issues, the Company has determined that the current versions of its products are "Year 2000 Compliant," as defined below, when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or Verity products are also Year 2000 Compliant. The Company has not tested its products on all platforms or all versions of operating systems that it currently supports and has advised its customers to verify that their platforms and operating systems support the transition to the year 2000. The Company considers its software to be "Year 2000 Compliant" if, based upon reasonable verification procedures, the software recognizes and processes Verity fields with a date type change from December 31, 1999 to January 1, 2000. Those products, which we have determined to conform to be Year 2000 Compliant will a) perform correct date-dependent calculations and operations (including sorting, comparing and reporting) relating to such date change and b) will not experience abnormal software termination, invalid or incorrect results as a result of such date changes (without human intervention, other than original data entry of valid dates), provided that they have received correct and properly formatted date inputs from all software and hardware that exchanges data with or provides data to them.

     The Company has not specifically tested software obtained from third parties (licensed software, shareware, and freeware) that is incorporated into its products, but the Company is seeking assurances from its vendors that licensed software is Year 2000 Compliant. Despite testing by the Company and current and potential customers, and assurances from developers of products incorporated into the Company's products, the Company's products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in the Company's products could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could materially and adversely affect the Company's business, operating results, or financial condition.

     The Company has completed the implementation of Oracle 2000 developer as part of its internal management information system, which has been certified as Year 2000 Compliant by the supplier The new system was implemented during the normal course of business due to the Company's growth. The Company is continuing to review other systems, primarily its accounting system, in order to identify areas that may not be Year 2000 compliant.

     The Company faces additional risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business are not Year 2000 Compliant. To the extent that the Company is not able to test the technology provided by third-party vendors, the Company is seeking assurances from such vendors that their systems are Year 2000 Compliant. Although Verity is not currently aware of any material operational issues or costs associated with preparing its internal management information and other systems for the Year 2000, it may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in such systems. In the event that any such third parties cannot provide the Company with products, services or systems that are Year 2000 Compliant on a timely basis, or in the event Year 2000 issues prevent such third parties from delivery products, services or systems required by the Company on a timely basis, the Company's business, results of operations and financial condition could be materially and adversely affected.

     The Company does not currently have any information concerning the Year 2000-compliance status of its customers. As is the case with other similarly situated software companies, if Verity's current or future customers fail to achieve Year 2000 compliance of if they divert technology expenditures (especially technology expenditures that were reserved for enterprise software) to address Year 2000 compliance problems, the Company's business, results of operations, or financial condition could be materially and adversely affected.

     The Company has funded its Year 2000 plan from operating cash flows and has not separately accounted for these costs in the past. To date, the Company has not incurred any material costs related to Year 2000 compliance activities. Verity may continue to incur additional amounts related to the Year 2000 for administrative personnel to manage the project, outside contractor assistance, technical support for its products, product engineering and customer satisfaction. The costs of these Year 2000 compliance activities are currently being reviewed and analyzed by management to determine the potential exposure, which could adversely affect the Company's business, results of operations, and financial condition. These estimates will be derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ significantly from those plans. The Company may experience material problems and costs with Year 2000 compliance. There can be no assurance that the Company will identify and remedy all significant Year 2000 problems in a timely fashion, that remedial efforts in this regard will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company has not yet fully developed a comprehensive contingency plan to address situations that may results if it is unable to achieve Year 2000 readiness of its critical operations. The cost of developing and implementing such a plan may itself be material. The Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

     Verity has not been a party to any litigation or any proceedings to date involving its products or services related to Year 2000 compliance issues, however, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or to negotiate the resolution of claims based on Year 2000 issues. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and the Company is aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     History of Losses; Strategic Realignment. Since inception, the Company has incurred significant losses and substantial negative cash flow. The Company was founded in 1988, and historically derived the substantial majority of its revenues from the licensing of high-priced, custom search and retrieval applications for use almost entirely by large organizations and government agencies. During these years, the Company also generated a substantial portion of its revenues by providing the consulting services required to support these products. In early fiscal 1994, the Company shifted its strategy to focus increasingly on more versatile, lower-priced software applications, which require less specialized consulting. To achieve revenue growth, the Company must, among other things, increase market acceptance of the Company's technology, achieve significantly increased sales levels, respond effectively to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company's strategy will be successful or that the Company will continue to experience increased revenues, profitability or remain cash flow positive.

     Management in Transition; Employee Turnover. The Company is experiencing a period of transition and new product introductions that have placed, and will continue to place, a significant strain on its resources, including personnel. During the past few years, management and other personnel have focused on modifying and enhancing the Company's core technology to support a broader set of search and retrieval solutions for use on desktop and enterprise-wide systems, and over on-line services, the Internet and on CD-ROM. In order for the Company's strategy to succeed, the Company must, among other things, leverage its core technology to develop new product offerings by the Company and by its original equipment manufacturer ("OEM") customers that address the needs of these new markets. Many of the Company's products are still being developed or have only recently been introduced, and there is no assurance that such products will be successfully completed on a timely basis, will achieve market acceptance or will generate significant revenues. Projects relating to these efforts, including Verity's suite of products, continued enhancement of the functionality of the Company's search engine and related products, and technical integration of the Company's products with the products of the Company's strategic partners, when added to the day-to-day activities of the Company, will continue to strain the Company's resources and personnel.

     In connection with its strategy, the Company has also replaced the majority of its work force and substantially reorganized all of the departments within the Company. Continuity of personnel can be an important factor in the successful completion of the Company's development projects, and ongoing turnover in the Company's research and development personnel could materially and adversely impact the Company's development and marketing efforts. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. As noted above, the Company has experienced significant turnover, including turnover of several senior members of management. In particular, on July 31, 1997, Mr. Gary J. Sbona was appointed as the Company's President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the original agreement, Regent Pacific agreed to provide management services to the Company, including the services of Mr. Sbona as Chief Executive Officer and President and at least three other Regent Pacific personnel as part of the Company management team. The agreement had a one-year term and could be canceled by the Company after expiration of the initial 26-week period, with a minimum compensation to Regent Pacific of $1.3 million for that initial period. On April 13, 1998, the Company and Regent Pacific agreed to amend the agreement to provide that Mr. Sbona and at least four other Regent Pacific personnel would serve as part of the Company's management team. The amendment also served to extend the term of the agreement until August 31, 1999, and to extend the noncancelable period of the agreement until February 28, 1999. In connection with Mr. Sbona's service as President and CEO of the Company, the Compensation Committee of the Company's Board also granted to him an option to purchase 350,000 shares of the Company's common stock at an exercise price of $5.125 per share. In October 1998, the Company's Board granted Mr. Sbona another option to purchase an additional 260,000 shares of the Company's common stock, at an exercise price of $7.625 per share. The shares subject to such options will vest on a monthly basis during the 13-month period ending on February 28, 1999 and the 12-month period ending on October 20, 1999, respectively, subject to Mr. Sbona's continued employment as the Company's President and CEO; provided, however, that the shares subject to such options will vest entirely upon certain change of control transactions or upon a termination of Mr. Sbona without cause. The options will also remain exercisable for one year following the termination of Mr. Sbona's services.

     If Company management is unable to effectively manage the Company's operations, identify opportunities in a timely fashion, and evaluate and manage the Company's business and competitive position, results of operations and financial condition will be materially and adversely affected.

     Fluctuations in Operating Results. The Company's quarterly operating results have varied and are expected to vary significantly in the future. These fluctuations may be caused by many factors, including, among others, the size and timing of individual orders; customer order deferrals in anticipation of new products; changes in the budgets or purchasing patterns of government agencies; timing of introduction or enhancement of products by the Company or its competitors; market acceptance of new products; technological changes in search and retrieval, database, networking, or communications technology; competitive pricing pressures; changes in the Company's operating expenses; personnel changes; customer order deferrals resulting from reallocation of budgets to address Year 2000 issues; foreign currency exchange rates; mix of products sold; quality control of products sold; and general economic conditions.

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

     Product revenues are also difficult to forecast because the market for search and retrieval software is uncertain and evolving. Because the Company generally ships software products within a short period after receipt of an order, the Company typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. In addition, a portion of the Company's revenues is derived from royalties based upon sales by third-party vendors of products incorporat-ing the Company's technology. These revenues may be subject to extreme fluctuation and are difficult for the Company to predict. The Company's expense levels are based, in part, on its expectations as to future revenues and to a large extent are fixed. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of demand in relation to the Company's expectations or any material delay of customer orders would have an almost immediate adverse affect on the Company's operating results and on the Company's ability to achieve profitability.

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

     As is typical in the case of a new and evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The software industry addressing the information management requirements of networked systems, CD-ROM, on-line services and the Internet is young and has few proven products. Moreover, critical issues concerning the commercial use of on-line services and the Internet (including security, reliability, cost, ease of use and access, and quality of service) remain unresolved and may impact the growth of the Internet and on-line markets, together with the software standards and electronic media employed in such markets.

     The Company's future operating results will depend in substantial part upon its ability to increase the installed base of its intelligent search and filtering technology and to begin to generate significant product revenues from its CD Publisher, Information Server, Agent Server, KeyView products and other products addressing the information retrieval and viewing requirements of individuals and corporations from data sources within an enterprise and on CD-ROM, on-line services and the Internet. The Company's future operating results will also depend upon its ability to successfully market its technology to on-line and Internet publishers who use such technology to index their published information in the format used by Verity. To the extent that such publishers do not adopt the Company's technology for indexing their published information, users will be unable to search such information using the Company's search and retrieval products, which in turn will limit the demand for the Company's products.

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

     Dependence on International Operations. Revenues derived from European operations accounted for 8.1% and 6.2%, respectively, for the six months ended November 30, 1997 and 1998. For the six months ended

November 30, 1997 and 1998, export sales accounted for 25.1% and 25.8% of total revenues, respectively. Revenues derived from European operations accounted for 6.6% and 6.8% of total revenues, respectively, for the three months ended November 30, 1997 and 1998. For the three months ended November 30, 1997 and 1998, export sales accounted for 27.0% and 28.7% of total revenues, respectively. The Company expects that revenues derived from European operations and export sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future; however, these revenues may fluctuate significantly as a percentage of revenues from period to period. Certain of these revenues have been derived from sales to foreign government agencies, which may be subject to risks similar to those described below.

     There are a number of risks inherent in the Company's international business activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, limits on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The introduction of the Euro as a common currency for members of the European Union is scheduled to take place in January 1999. The use of the Euro could impact the Company's foreign exchange exposure. At the present time, the Company does not engage in hedging activities to protect against the risk of currency fluctuations, however, the Company is preparing to hedge against fluctuations in the Euro if this exposure becomes material. The Company also expects that its internal systems will be affected by the introduction of the Euro, but expects these systems to be capable of processing Euro denominated transactions by early 1999, although there can be no assurance in this regard.

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

     Dependence on United States Government and the Risk of Contract Termination. Agencies of the United States government have accounted for a significant portion of the Company's revenues. Specifically, these agencies accounted for approximately 10.3% and 9.2% of the Company's revenues for the six months ended November 30, 1997 and 1998, respectively, and 11.2% and 13.9% of the Company's revenues for the three months ended November 30, 1997 and 1998, respectively. Sales to government agencies fluctuated as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of the Company's products to re-evaluate their needs. Such budget reductions are expected to continue over at least the next several years. Future reductions in United States spending on information technologies could have a material adverse effect on the Company's operating results.

     Almost all of the Company's government contracts contain termination clauses, which permit contract termination upon the Company's default or for convenience of the other contracting party. There can be no assurance such cancellations will not occur in the future, and any such termination could adversely affect the Company's operating results.

     Technological Change; Market Acceptance of Evolving
Standards. Historically, the Company has derived substantially all of its revenues from the license of custom search and retrieval applications and consulting and other services related to such applications. Recently, the Company has refined and enhanced its core technology to add functionality and facilitate incorporation of the Company's technology in a variety of applications addressing the desktop, CD-ROM, enterprise, on-line and Internet markets. Nevertheless, the

Company expects that for the foreseeable future it will continue to derive the largest portion of its revenues from licensing its technology for enterprise applications.

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

     In addition, a significant strategy of the Company is to achieve compatibility between the Company's products and the text publication formats the Company believes are or will become popular and widely adopted. The Company invests substantial resources in development efforts aimed at achieving such compatibility. Any failure by the Company to anticipate or respond adequately to technology or market developments could result in a loss of competitiveness or revenue. For instance, to date the Company has focused its efforts on integration with the Adobe PDF, Lotus Notes and Microsoft Exchange environments. Should any of these products or technologies lose or fail to achieve acceptance in the marketplace or be replaced by other products or technologies, the Company's business could be materially and adversely affected.

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

     Software products as complex as those offered by the Company may contain errors that may be detected at any point in the products' life cycles. The Company has in the past discovered software errors in certain of its products and has experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite testing and quality assurance efforts by the Company and by current and potential customers, errors will not be found, resulting in loss of or delay in market acceptance and sales, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company generally attempts to limit by contract its exposure to incidental and consequential damages, and to cap the Company's liabilities under the contract, if a court failed to enforce the liability limiting provisions of the Company's contracts for any reason, or if liabilities arose which were not effectively limited, the Company's operating results could be materially and adversely affected. See "Year 2000" above.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2. CHANGES IN SECURITIES

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on September 24, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management's nominee for director and three proposals were submitted to the stockholders of the Company. Management's nominee for director was elected by the following vote:

                                                                 SHARES
                                                         ----------------------
                        NOMINEE                          VOTING FOR    WITHHELD
                        -------                          ----------    --------
Gary J. Sbona..........................................  9,456,089     107,864

     Steven M. Krausz, Charles P. Waite, Jr. and Stephen A. MacDonald continued to serve as directors of the Company after the annual meeting. The terms of Mr. Krausz and Mr. Waite are effective until the Annual Meeting of Stockholders to be held in 1999, and the term of Mr. MacDonald is effective until the Annual Meeting of Stockholders to be held in 2000.

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

Dated: January 12, 1999

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 -------                     -----------------------
  2.1      Form of Agreement and Plan of Merger between Verity, Inc., a
           California corporation, and Verity Delaware Corporation, a
           Delaware corporation, filed September 22, 1995.(1)
  2.2      Agreement and Plan of Reorganization dated January 10, 1997 among Verity, Inc., Cognisoft Acquisition Corporation and
           Cognisoft Corporation, and certain shareholders of
           Cognisoft.(7)
  2.3      Form of Stock Purchase Agreement dated as of May 31, 1997
           among Verity, 64k and certain shareholders of 64k.(8)
  2.4      Agreement for Purchase and Sale of Assets dated as of May
           30, 1997 among FTP US, FTP Canada, Verity US and Verity
           Canada.(9)
  3.1      Certificate of Incorporation of the Company.(1)
  3.2      By-Laws.(1)
  3.3      Certificate of Retirement of Series of Preferred Stock.(7)
  3.4      Certificate of Designation, Preferences and Rights of Series
           A Preferred Stock.(7)
  4.1      Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)
  4.2      Form of Rights Agreement between Verity, Inc. and First
           National Bank of Boston dated September 18, 1996.(6)
 10.1      Form of Indemnification Agreement for directors and
           officers.(1)
 10.2      Amended and Restated 1995 Stock Option Plan and forms of
           agreements thereunder.(7)
 10.3      1995 Employee Stock Purchase Plan.(1),(4)
 10.4      1995 Outside Directors Stock Option Plan and forms of
           agreement thereunder.(1),(4)
 10.5      Employment Agreement between Philippe F. Courtot and the
           Company dated July 15, 1993, together with related Amended and Restated Stock Purchase Agreement dated as of June 1,
           1995.(1),(4)
 10.7      Series G Preferred Stock Purchase Agreement dated August 29,
           1994.(2)
 10.8      Series H Preferred Stock Purchase Agreement dated August 1,
           1995.(2)
 10.18     Lease Agreement between Ross Drive Investors and the Company dated January 22, 1996.(3)
 10.19     Retainer Agreement between Regent Pacific Management
           Corporation and Verity, Inc. dated July 13, 1997.(10)
 10.20     Confidential Severance Option Agreement between Verity, Inc.
           and Richard Lo dated August 20, 1997.(10)
 10.21     Employment Agreement between Anthony J. Bettencourt and the
           Company dated August 28, 1997.(11)
 10.22     Security and Loan Agreement between Imperial Bank and the
           Company dated November 30, 1997.(12)
 10.23     Amendment to Retainer Agreement between Regent Pacific
           Management Corporation and Verity, Inc. dated February 1,
           1998.(13)
 10.24     Amendment to Security and Loan Agreement between Imperial
           Bank and the Company dated November 15, 1998
 10.25     Amendment to Employment Agreement between Anthony J.
           Bettencourt and the Company dated October 6, 1998
 27.1      Financial Data Schedule

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