Form 10-Q
period 1999-02-28
VERITY INC \DE\
filed 1999-04-06
CIK 949956

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

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

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

                               YES [X]     NO [ ]

     The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, were 12,507,000 as of February 28, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  VERITY, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                        PART I: FINANCIAL INFORMATION

Item 1:    Financial Statements........................................    1
           Condensed Consolidated Balance Sheets as of May 31, 1998 and
             February 28, 1999.........................................    1
           Condensed Consolidated Statements of Operations for the
             Three Months Ended February 28, 1998 and 1999 and the Nine
             Months Ended February 28, 1998 and 1999...................    2
           Condensed Consolidated Statements of Cash Flows for the Nine
             Months Ended February 28, 1998 and 1999...................    3
           Notes to Condensed Consolidated Financial Statements........    4
Item 2:    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    7

                         PART II: OTHER INFORMATION

Item 1:    Legal Proceedings...........................................   21
Item 2:    Changes in Securities.......................................   21
Item 3:    Defaults upon Senior Securities.............................   21
Item 4:    Submission of Matters to a Vote of Security Holders.........   21
Item 5:    Other Information...........................................   21
Item 6:    Exhibits and Reports on Form 8-K............................   21

Signatures.............................................................   22

                         PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VERITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MAY 31,     FEBRUARY 28,
                                                                1998          1999
                                                              --------    ------------
                                                                          (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $  5,505      $  5,859
  Short-term investments....................................    12,433        28,726
  Trade accounts receivable, less allowance for doubtful
     accounts of $706 in 1998 and $745 in 1999..............    14,488        12,270
  Prepaid and other current assets..........................       878         1,249
                                                              --------      --------
          Total current assets..............................    33,304        48,104
Property and equipment, at cost, net of accumulated
  depreciation and amortization.............................     7,567         6,089
Other assets................................................       578           355
                                                              --------      --------
          Total assets......................................  $ 41,449      $ 54,548
                                                              ========      ========

                                     LIABILITIES
Current liabilities:
  Current portion of long-term debt and capital lease
     obligations............................................  $    149      $     --
  Accounts payable..........................................     3,749         3,507
  Accrued compensation......................................     3,861         4,893
  Other accrued liabilities.................................     1,705         2,338
  Deferred revenue..........................................     7,928         7,180
                                                              --------      --------
          Total current liabilities.........................    17,392        17,918
  Long-term debt and capital lease obligations, net of
     current portion........................................         2            --
                                                              --------      --------
          Total liabilities.................................    17,394        17,918
                                                              --------      --------

                                 STOCKHOLDERS' EQUITY
Common stock, $0.001 par value:
  Authorized: 30,000,000 shares in 1998 and 1999;
  Issued and outstanding: 11,565,000 shares in 1998 and
     12,507,000 shares in 1999..............................        12            13
Additional paid-in capital..................................    92,212        97,688
Unrealized gain on investments..............................         7            --
Accumulated deficit.........................................   (68,176)      (61,071)
                                                              --------      --------
          Total stockholders' equity........................    24,055        36,630
                                                              --------      --------
          Total liabilities and stockholders' equity........  $ 41,449      $ 54,548
                                                              ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      FEBRUARY 28,            FEBRUARY 28,
                                                   ------------------      -------------------
                                                    1998       1999          1998       1999
                                                   -------    -------      --------    -------
                                                      (UNAUDITED)              (UNAUDITED)
Revenues:
  Software products..............................  $ 8,652    $12,468      $ 18,434    $33,854
  Service and other..............................    2,553      4,267         7,299     11,311
                                                   -------    -------      --------    -------
          Total revenues.........................   11,205     16,735        25,733     45,165
                                                   -------    -------      --------    -------
Costs of revenues:
  Software products..............................      682        211         2,248      1,049
  Service and other..............................    1,148      1,159         4,127      3,315
                                                   -------    -------      --------    -------
          Total costs of revenues................    1,830      1,370         6,375      4,364
                                                   -------    -------      --------    -------
Gross profit.....................................    9,375     15,365        19,358     40,801
                                                   -------    -------      --------    -------
Operating expenses:
  Research and development.......................    3,405      3,521        12,591     10,095
  Marketing and sales............................    5,530      6,783        17,323     19,343
  General and administrative.....................    1,340      1,630         4,976      4,621
  Restructuring charges..........................       --         --         3,006         --
                                                   -------    -------      --------    -------
          Total operating expenses...............   10,275     11,934        37,896     34,059
                                                   -------    -------      --------    -------
Income (loss) from operations....................     (900)     3,431       (18,538)     6,742
Other income, net................................      340        229         1,153        813
                                                   -------    -------      --------    -------
Net income (loss) before provision for income
  taxes..........................................     (560)     3,660       (17,385)     7,555
Provision for income taxes.......................       50        150           150        450
                                                   -------    -------      --------    -------
Net income (loss)................................  $  (610)   $ 3,510      $(17,535)   $ 7,105
                                                   =======    =======      ========    =======
Net income (loss) per share - basic..............  $ (0.05)   $  0.29      $  (1.57)   $  0.60
                                                   =======    =======      ========    =======
Net income (loss) per share - diluted............  $ (0.05)   $  0.24      $  (1.57)   $  0.53
                                                   =======    =======      ========    =======
Number of shares - basic.........................   11,254     12,272        11,152     11,907
                                                   =======    =======      ========    =======
Number of shares - diluted.......................   11,254     14,541        11,152     13,523
                                                   =======    =======      ========    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                  FEBRUARY 28,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).........................................  $(17,535)   $  7,105
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     3,966       2,179
     Non-cash restructuring charges.........................     1,351        (365)
     Provision for doubtful accounts........................       (87)         38
     Amortization of discount on securities.................       (23)       (644)
     Changes in operating assets and liabilities:
       Trade accounts receivable............................     1,532       2,359
       Prepaid and other current assets.....................       589         (35)
       Accounts payable.....................................    (1,533)       (241)
       Accrued compensation and other accrued liabilities...       860       1,910
       Deferred revenue.....................................     1,071      (1,067)
                                                              --------    --------
          Net cash provided by (used in) operating
            activities......................................    (9,809)     11,239
                                                              --------    --------
Cash flows from investing activities:
  Acquisition of property and equipment.....................    (1,006)       (549)
  Purchases of marketable securities........................   (10,596)    (73,154)
  Maturity of marketable securities.........................     5,000      35,655
  Proceeds from sale of marketable securities...............    16,127      21,844
  Investments in preferred stock............................        50          --
  Capitalization of software................................      (198)         --
                                                              --------    --------
          Net cash provided by (used in) investing
            activities......................................     9,377     (16,204)
                                                              --------    --------
Cash flows from financing activities:
  Borrowings under line of credit...........................     1,500          --
  Payments on line of credit................................    (1,500)         --
  Proceeds from stockholders on notes receivable............     1,028          --
  Proceeds from the sale of common stock....................       892       5,476
  Principal payments on notes payable and capital lease
     obligations............................................      (520)       (152)
                                                              --------    --------
          Net cash provided by financing activities.........     1,400       5,324
                                                              --------    --------
Effect of exchange rate changes on cash.....................         7          (5)
                                                              --------    --------
          Net increase in cash and cash equivalents.........       975         354
Cash and cash equivalents, beginning of period..............     2,934       5,505
                                                              --------    --------
Cash and cash equivalents, end of period....................  $  3,909    $  5,859
                                                              ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (INFORMATION AS OF FEBRUARY 28, 1999 AND FOR THE QUARTERS ENDED
            FEBRUARY 28, 1998 AND 1999 AND THEREAFTER IS UNAUDITED)

 1. INTERIM FINANCIAL DATA (UNAUDITED)

     The unaudited financial statements for the quarters ended February 28, 1998 and 1999 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. It is suggested that the accompanying financial statements be read in conjunction with the Company's annual financial statements on Form 10-K for the year ended May 31, 1998.

     The Company's balance sheet as of May 31, 1998 was derived from the Company's audited financial statements, but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

 2. COMPUTATION OF NET INCOME AND LOSS PER SHARE

     Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. For the three months and nine months ended February 28, 1998, the effects of outstanding stock options were excluded from the computation of diluted earnings per share because their effect was antidilutive.

 3. COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for its fiscal year 1999, with reclassification of earlier financial statements for comparative purposes. Comprehensive income general represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The Company has adopted SFAS 130, however, the effect of the adoption were immaterial to all periods presented.

 4. RECENT ACCOUNTING PRONOUNCEMENTS

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

                                  VERITY, INC.

        (INFORMATION AS OF FEBRUARY 28, 1999 AND FOR THE QUARTERS ENDED
            FEBRUARY 28, 1998 AND 1999 AND THEREAFTER IS UNAUDITED)

     In March 1998, the American Institute of Public Accountants issued Statement of Position No. 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact of SOP 98-1 on its financial statements and related disclosures.

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

     During October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 (SOP 97-2), "Software Revenue Recognition." This statement delineates the accounting for software product and maintenance revenues. It supersedes Statement of Position No. 91-1, "Software Revenue Recognition," and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has evaluated the requirements of SOP 97-2 and its current revenue recognition policy is in compliance with this pronouncement. In December 1998, AcSEC released Statement of Position No. 98-9 (SOP 98-9), modification of SOP 97-2, "Software Revenue Recognition," with respect to certain transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company is evaluating the requirements of SOP 98-9 and the effects, if any, on the Company's current revenue recognition policies.

 5. BANK LINE OF CREDIT

     In March 1998, the Company negotiated a $5,000,000 line of credit under an agreement with a bank, which expired on September 30, 1998. On September 22, 1998, the Company extended the term on its bank line of credit for an additional two months until November 30, 1998. On November 15, 1998, the Company renegotiated the agreement. The commitments made under this agreement expire on September 30, 1999. The line of credit is collateralized by all corporate assets, excluding leased equipment. Borrowings under the line of credit bear interest at the lender's prime rate (7.75% at February 28, 1999). The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval. As of February 28, 1999, no borrowings were outstanding under the line of credit.

                                  VERITY, INC.

        (INFORMATION AS OF FEBRUARY 28, 1999 AND FOR THE QUARTERS ENDED
            FEBRUARY 28, 1998 AND 1999 AND THEREAFTER IS UNAUDITED)

 6. RESTRUCTURING CHARGES

     During the quarter ended November 30, 1997, the Company implemented a worldwide restructuring of its operations, which resulted in workforce reductions and business consolidations. In connection with the restructuring, the Company recorded a $3.0 million restructuring charge in the quarter ended November 30, 1997, of which approximately $1.6 million was related to severance costs associated with the reduction in the worldwide workforce, approximately $0.5 million to the termination of certain lease agreements, approximately $0.6 million to the write-off of certain assets and approximately $0.3 million to other costs associated with the restructuring. Of the total $3.0 million in restructuring charges, approximately $0.4 million is a current liability related to payroll and tax expenses at February 28, 1999.

 7. COMPUTATION OF EARNINGS PER SHARE

     Basic and diluted net income (loss) per share are calculated as follows for the three months and nine months ended February 28, 1998 and 1999 (in thousands, except per share data):

                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                FEBRUARY 28,          FEBRUARY 28,
                                             ------------------    -------------------
                                              1998       1999        1998       1999
                                             -------    -------    --------    -------
Basic:
  Weighted-average shares..................   11,254     12,272      11,152     11,907
                                             =======    =======    ========    =======
  Net income (loss)........................  $  (610)   $ 3,510    $(17,535)   $ 7,105
                                             =======    =======    ========    =======
  Net income (loss) per share..............  $ (0.05)   $  0.29    $  (1.57)   $  0.60
                                             =======    =======    ========    =======
Diluted:
  Weighted-average shares..................   11,254     12,272      11,152     11,907
  Common equivalent shares from stock
     options...............................       --      2,269          --      1,616
                                             -------    -------    --------    -------
  Shares used in per share calculation.....   11,254     14,541      11,152     13,523
                                             -------    -------    --------    -------
  Net income (loss)........................  $  (610)   $ 3,510    $(17,535)   $ 7,105
                                             =======    =======    ========    =======
  Net income (loss) per share..............  $ (0.05)   $  0.24    $  (1.57)   $  0.53
                                             =======    =======    ========    =======

     The calculation of diluted shares outstanding for the three months and nine months ended February 28, 1998 excludes 168,000 and 201,000 stock options, respectively, as their effect was antidilutive in each period.

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

     Verity develops, markets and supports knowledge retrieval software products for application developers, corporate intranets, on-line publishers and e-commerce providers, market leading OEMs and independent software vendors. Verity's products are designed to enable organizations to turn corporate intranets into powerful knowledge bases. By providing critical components of corporate intranet portals, Verity products help make business information accessible and reusable across the enterprise.

     Verity's comprehensive and integrated product family enables enterprise-wide document indexing, classification, search and retrieval, personalized information dissemination, and hybrid on-line and CD publishing all from the same underlying Verity collections. Verity's products also enable application developers to embed powerful search and retrieval functionality into their own commercial applications. The Company's KeyView products enable viewing of documents stored in more than 220 formats. Verity's KeyView viewing and filtering products are used within the Company's own suite of applications and have been embedded by many leading OEMs, including Lotus, Sybase, SAP and Netscape Communications. Verity has licensed its technology to many other prominent technology and content providers, including Adobe Systems, AT&T WorldNet Services, CNET, Cisco, Compaq, Dow Jones, Ernst & Young, Easy Software, MD Consult, Financial Times, IBM, NewsEdge Corporation, Informix, NEC, Siemens Nixdorf, Tandem and Time-Warner's Pathfinder. Verity's software has been licensed to over 1,000 corporations, government agencies, e-commerce sites, software developers, on-line service providers and Internet publishers worldwide.

     For the three months ended February 28, 1999, total revenues increased 49.4% over the corresponding fiscal 1998 period, primarily as a result of a 67.1% increase in service and other revenues. Total revenues for the three months ended February 28, 1999 increased 10.0% from the $15.2 million for the previous three months ended November 30, 1998. Operating expenses for the three months ended February 28, 1999 increased primarily as a result of a 6.7% increase in research and development expenses compared to the previous three months ended November 30, 1998. While it is the Company's goal to increase revenues and generate net income in future periods, no assurance can be given that the Company's revenues will continue to increase from quarter to quarter in future periods, or that the Company will maintain positive cash flow or profitability.

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

     The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. In the past, the Company experienced significant turnover, including turnover of several senior members of management. In particular, on July 31, 1997, Mr. Gary J. Sbona was appointed as the Company's President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the original agreement, Regent Pacific agreed to provide management services to the Company, at a fee of $50,000 per week, including the services of Mr. Sbona as Chief Executive Officer and President and at least three other Regent Pacific personnel as part of the Company's management team. The agreement had a one-year term and could be canceled by the Company after expiration of the initial 26-week period, with a minimum compensation to Regent Pacific of $1.3 million for that initial period.

The agreement required that the Company indemnify Regent Pacific and Mr. Sbona for certain liabilities arising out of the performance of services under the agreement. On April 13, 1998, the Company and Regent Pacific agreed to amend the agreement to provide that Mr. Sbona and at least four other Regent Pacific personnel would serve as part of the Company's management team. The amendment also served to extend the term of the agreement until August 31, 1999, and to extend the noncancelable period of the agreement until February 28, 1999. In connection with Mr. Sbona's service as President and CEO, an employee of the Company, the Compensation Committee of the Company's Board also granted to him an option to purchase 350,000 shares of the Company's common stock, at an exercise price of $5.125 per share. In October 1998, the Company's Board granted Mr. Sbona another option to purchase additional 260,000 shares of the Company's common stock, at an exercise price of $7.625 per share. The shares subject to such options will vest on a monthly basis during the 13-month period ending on February 28, 1999 and the 12-month period ending on October 20, 1999, respectively, subject to Mr. Sbona's continued employment as the Company's President and CEO; provided, however, that the shares subject to such options will vest entirely upon certain change of control transactions or upon a termination of Mr. Sbona without cause. The options will also remain exercisable for one year following the termination of Mr. Sbona's services. On March 12, 1999, the Company extended its agreement with Regent Pacific Management Corporation until August 31, 2000. Under this amended agreement, Regent Pacific continues to provide certain services to the Company at a fee of $50,000 per week. The new agreement provides Verity with an option to further extend the term of this agreement through February 2001. Furthermore, on March 12, 1999, Mr. Sbona was appointed as the Chairman of the Board of Directors of the Company. Mr. Sbona has been Verity's President and Chief Executive Officer since July 1997 and has been a Board member since May 1998.

     If the Company's management is unable to effectively manage the Company's operations, identify opportunities in a timely fashion, and evaluate and manage the Company's business and competitive position, the Company's results of operations and financial condition will be materially and adversely affected. Furthermore, there can be no assurance that the Company will successfully develop and introduce new products on a timely basis or that its new or recently introduced products will achieve market acceptance.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

                                                       THREE MONTHS      NINE MONTHS
                                                          ENDED             ENDED
                                                       FEBRUARY 28,      FEBRUARY 28,
                                                      --------------    --------------
                                                      1998     1999     1998     1999
                                                      -----    -----    -----    -----
Revenues:
  Software products.................................   77.2%    74.5%    71.6%    75.0%
  Service and other.................................   22.8     25.5     28.4     25.0
                                                      -----    -----    -----    -----
          Total revenues............................  100.0    100.0    100.0    100.0
                                                      -----    -----    -----    -----
Costs of revenues:
  Software products.................................    6.1      1.3      8.8      2.4
  Service and other.................................   10.2      6.9     16.0      7.3
                                                      -----    -----    -----    -----
          Total costs of revenues...................   16.3      8.2     24.8      9.7
                                                      -----    -----    -----    -----
Gross profit........................................   83.7     91.8     75.2     90.3
                                                      -----    -----    -----    -----
Operating expenses:
  Research and development..........................   30.4     21.0     48.9     22.4
  Marketing and sales...............................   49.3     40.6     67.3     42.8
  General and administrative........................   12.0      9.7     19.3     10.2
  Restructuring charge..............................    0.0      0.0     11.7      0.0
                                                      -----    -----    -----    -----
          Total operating expenses..................   91.7     71.3    147.2     75.4
                                                      -----    -----    -----    -----
Income (loss) from operations.......................   (8.0)    20.5    (72.0)    14.9
Interest and other expenses.........................    3.0      1.4      4.5      1.8
                                                      -----    -----    -----    -----
Income (loss) before provision for income taxes.....   (5.0)    21.9    (67.5)    16.7
Provision for income taxes..........................    0.4      0.9      0.6      1.0
                                                      -----    -----    -----    -----
Net income (loss)...................................   (5.4)%   21.0%   (68.1)%   15.7%
                                                      =====    =====    =====    =====

  REVENUES

     Total revenues increased 75.5% from $25.7 million for the nine months ended February 28, 1998 to $45.2 million for the nine months ended February 28, 1999. Total revenues as compared to the nine-month period ended February 28, 1998 increased primarily due to increased revenues from licensing of Topic tools and enterprise products. Software product revenues increased as a percentage of total revenues from 71.6% for the nine months ended February 28, 1998 to 75.0% for the nine months ended February 28, 1999. For the three months ended February 28, 1999, software product revenues decreased as a percentage of total revenues to 74.5% compared to 77.2% for the three months ended February 28, 1998. Service and other revenues decreased as a percentage of total revenues from 28.4% for the nine months ended February 28, 1998 to 25.0% for the comparable period in fiscal 1999. For the three months ended February 28, 1999, service and other revenues increased as a percentage of total revenues to 25.5% compared to 22.8% for the three months ended February 28, 1998.

     Software product revenues. Software product revenues increased 83.6% from $18.4 million for the nine months ended February 28, 1998 to $33.9 million for the nine months ended February 28, 1999. The increase for the nine months ended February 28, 1999 in comparison to the nine months ended February 28, 1998 was due principally to increased revenues from licensing of Topic tools and enterprise products. Software product revenues increased 44.1% from $8.7 million for the three months ended February 28, 1998 to $12.5 million for the three months ended February 28, 1999. The increase for the three months ended February 28, 1999 from the three months ended February 28, 1998 was due principally to increased revenues from licensing of Topic tools products.

     Service and other revenues. Service and other revenues increased 55.0% from $7.3 million for the nine months ended February 28, 1998 to $11.3 million for the nine months ended February 28, 1999. Service and other revenues increased 67.1% from $2.6 million for the three months ended February 28, 1998 to $4.3 million for the three months ended February 28, 1999. Maintenance and consulting revenues increased significantly between the comparable periods.

     Revenues derived from European operations accounted for 6.6% and 6.2%, respectively, for the nine months ended February 28, 1998 and 1999. For the nine months ended February 28, 1998 and 1999, export sales accounted for 27.5% and 25.6% of total revenues, respectively. Revenues derived from European operations accounted for 4.8% and 6.3% of total revenues, respectively, for the three months ended February 28, 1998 and 1999. For the three months ended February 28, 1998 and 1999, export sales accounted for 30.6% and 25.4% of total revenues, respectively. The Company expects that revenues derived from European operations and export sales will continue to vary in future periods as a percentage of total revenues.

     No single customer accounted for more than 10% of the Company's revenues for the nine months and three months ended February 28, 1998 and 1999. Revenues derived from sales to the federal government and its agencies were 8.9% and 9.7% of the Company's revenues for the nine months ended February 28, 1998 and 1999, respectively, and 7.1% and 10.7% of the Company's revenues for the three months ended February 28, 1998 and 1999, respectively. The Company expects that revenues from such government sales will continue to vary in future periods as a percentage of revenues.

  COSTS OF REVENUES

     Costs of software products. Costs of software products decreased 53.3% from $2.2 million for the nine months ended February 28, 1998 to $1.0 million for the nine months ended February 28, 1999, representing 12.2% and 3.1%, respectively, of the software product revenues. Costs of software products decreased 69.1% from $682,000 for the three months ended February 28, 1998 to $211,000 for the three months ended February 28, 1999, representing 7.9% and 1.7%, respectively, of the software product revenues. In the nine months ended February 28, 1998, the Company incurred amortization expense relating to capitalized software, which represented a significant part of the software costs. The decrease in absolute dollars during the nine-month period ended February 28, 1999, was primarily due to the full amortization of the capitalized software development costs at fiscal year ended May 31, 1998. The decrease in costs as a percentage of software product revenues was primarily related to the increased software product revenues for the nine months ended February 28, 1999.

       Costs of service and other. Costs of service and other revenues decreased 19.7% from $4.1 million for the nine months ended February 28, 1998 to $3.3 million for the nine months ended February 28, 1999, representing 56.5% and 29.3%, respectively, of service and other revenues. Costs of service and other revenues increased 1.0% from $1.1 million for the three months ended February 28, 1998 to $1.2 million for the three months ended February 28, 1999, representing 45.0% and 27.2%, respectively, of service and other revenues. The decrease in absolute dollars during the nine-month period ended February 28, 1999, was due principally to reduced expenses associated with the transfer of the technical support operations from California to Canada. The decrease in costs as a percentage of service and other revenues was primarily related to an increase in consulting and maintenance revenues for the nine months ended February 28, 1999.

  OPERATING EXPENSES

     Research and development. Research and development expenses decreased 19.8% from $12.6 million for the nine months ended February 28, 1998 to $10.1 million for the nine months ended February 28, 1999, representing 48.9% and 22.4%, respectively, of total revenues. Research and development expenses increased 3.4% from $3.4 million for the three months ended February 28, 1998 to $3.5 million for the three months ended February 28, 1999, representing 30.4% and 21.0%, respectively, of total revenues. The decrease in absolute dollars for the nine months ended February 28, 1999 was primarily due to a decrease in research and development personnel during fiscal 1999 as a result of a discontinuation of certain operations related to the Company's Insite, Cognisoft and 64K subsidiaries in fiscal 1998. The decrease in costs as a percentage of total revenues was primarily related to the increased revenues for the nine months ended February 28, 1999. The Company believes that research and development expenses may increase in the future primarily due to the introduction of new products to the Company's product line and other anticipated product development efforts. Future research and development expenses may continue to vary as a percentage of total revenues.

     Marketing and sales. Marketing and sales expenses increased 11.7% from $17.3 million for the nine months ended February 28, 1998 to $19.3 million for the nine months ended February 28, 1999, representing 67.3% and 42.8%, respectively, of total revenues. Marketing and sales expenses increased 22.7% from $5.5 million for the three months ended February 28, 1998 to $6.8 million for the three months ended February 28, 1999, representing 49.4% and 40.5%, respectively, of total revenues. The increase in absolute costs for the nine months ended February 28, 1999, was primarily related to expenses associated with the Company's worldwide users conference held in October 1998 and commission related expenses. The decrease in costs as a percentage of total revenues was primarily related to the increased revenues for the nine months ended February 28, 1999. The Company anticipates it will continue to make significant investments in marketing and sales.

     General and administrative. General and administrative expenses decreased 7.1% from $5.0 million in the nine months ended February 28, 1998 to $4.6 million for the nine months ended February 28, 1999, representing 19.3% and 10.2%, respectively, of total revenues. General and administrative expenses increased 21.6% from $1.3 million in the three months ended February 28, 1998 to $1.6 million for the three months ended February 28, 1999, representing 12.0% and 9.7%, respectively, of total revenues. The decrease in absolute costs for the nine months ended February 28, 1999, was primarily related to the discontinuation of the Company's Cognisoft subsidiary. The decrease in costs as a percentage of total revenues was primarily related to the increased revenues for the nine months ended February 28, 1999.

     Restructuring charges. During the quarter ended November 30, 1997, the Company implemented a worldwide restructuring of its corporate operations, which resulted in workforce reductions and business consolidations. In connection with the restructuring, the Company recorded a $3.0 million restructuring charge in the quarter ended November 30, 1997, of which $1.6 million was related to severance costs associated with the reduction in the worldwide workforce, $0.5 million to the termination of certain lease agreements, $0.6 million to the write-off of certain assets and $0.3 million to other costs associated with the restructuring. Of the total $3.0 million in restructuring charges, approximately $0.4 million is a current liability at February 28, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations primarily through proceeds of approximately $23.6 million from private sales of Preferred Stock, proceeds from its initial public offering and secondary public offering of Common Stock and, to a lesser extent, bank credit lines and capital operating leases. The Company completed its initial public offering of Common Stock in October 1995 and realized net proceeds of $32.5 million. In January 1996, the Company completed its secondary public offering of Common Stock, which generated net proceeds of $16.5 million. The Company has used a portion of those proceeds to repay borrowings under its line of credit in the amount of $1.6 million. As of February 28, 1999, the Company had $34.6 million in cash and cash equivalents and available-for-sale securities.

     The Company's operating activities used cash of $9.8 million and provided cash of $11.2 million for the nine months ended February 28, 1998 and 1999, respectively. In the nine months ended February 28, 1998, the Company's net loss for the period was partially offset by depreciation and amortization expense, non-cash restructuring charges and a decrease in accounts receivable. For the nine months ended February 28, 1999, the

Company's net income, a decrease in accounts receivable, and depreciation and amortization expenses provided cash associated with operating activities.

     The Company's investing activities provided cash of $9.4 million and used cash of $16.2 million for the nine months ended February 28, 1998 and 1999, respectively. For the nine months ended February 28, 1998, cash provided by investing activities consisted primarily of proceeds from the sale and maturity of marketable securities partially offset by purchases of marketable securities and purchases of property and equipment. For the nine months ended February 28, 1999, cash used by investing activities consisted principally of purchases of marketable securities partially offset by proceeds from the sale and maturity of marketable securities.

     Cash provided by financing activities was $1.4 million and $5.3 for the nine months ended February 28, 1998 and 1999, respectively. In the nine months ended February 28, 1998, financing activities consisted primarily of proceeds from the sale of Common Stock in connection with the Company's Employee Stock Purchase Plan and proceeds from repayment of stockholder notes receivable. In the nine months ended February 28, 1999, financing activities consisted primarily of proceeds from the sale of Common Stock.

     At February 28, 1999, the Company's principal sources of liquidity were its cash, cash equivalents, and short-term investments of $34.6 million. In March 1998, the Company negotiated a $5,000,000 line of credit under an agreement with a bank, which expired on September 30, 1998. On September 22, 1998, the Company extended the term on its bank line of credit for an additional two months until November 30, 1998. On November 15, 1998, the Company renegotiated the agreement. The commitments made under this agreement expire on September 30, 1999. The line of credit is collateralized by all corporate assets, excluding leased equipment. Borrowings under the line of credit bear interest at the lender's prime rate. The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval. As of February 28, 1999, no borrowings were outstanding under the line of credit.

     Capital expenditures, including capital leases, were approximately $1.0 million and $549,000 for the nine months ended February 28, 1998 and 1999, respectively. For the nine months ended February 28, 1998 and 1999, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software.

     The Company believes that its current cash and cash equivalents, its bank line of credit and its funds generated from operations, if any, will provide adequate liquidity to meet the Company's capital and operating requirements through at least calendar 1999. Thereafter, or if the Company's spending plans change, the Company may find it necessary to seek to obtain additional sources of financing to support its capital needs, but there is no assurance that such financing will be available on commercially reasonable terms, or at all.

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

     In March 1998, the American Institute of Public Accountants issued Statement of Position No. 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact of SOP 98-1 on its financial statements and related disclosures.

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

     During October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 (SOP 97-2), "Software Revenue Recognition." This statement delineates the accounting for software product and maintenance revenues. It supersedes Statement of Position No. 91-1, "Software Revenue Recognition," and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has evaluated the requirements of SOP 97-2 and its current revenue recognition policy is in compliance with this pronouncement. In December 1998, AcSEC released Statement of Position No. 98-9 (SOP 98-9), modification of SOP 97-2, "Software Revenue Recognition," with respect to certain transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company is evaluating the requirements of SOP 98-9 and the effects, if any, on the Company's current revenue recognition policies.

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

     The Company has not specifically tested software obtained from third parties (licensed software, shareware, and freeware) that is incorporated into its products, but the Company is seeking assurances from its vendors that licensed software is Year 2000 Compliant. Despite testing by the Company and current and potential customers, and assurances from developers of products incorporated into the Company's products, the Company's products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in the Company's products could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could materially adversely affect the Company's business, operating results, or financial condition.

     The Company has completed the implementation of Oracle 2000 developer as part of its internal management information system, which has been certified as Year 2000 Compliant by the supplier. The new system was implemented during the normal course of the business as a result of the Company's growth. The Company is continuing to review other systems, primarily its accounting system, in order to identify areas that may not be Year 2000 Compliant.

     The Company faces additional risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business are not Year 2000 Compliant. To the extent that the Company is not able to test the technology provided by third-party vendors, the Company is seeking assurances from such vendors that their systems are Year 2000 Compliant. Although Verity is not currently aware of any material operational issues or costs associated with preparing its internal management information and other systems for the Year 2000, it may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in such systems. In the event that any such third parties can not provide the Company with products, services or systems that are Year 2000 Compliant on a timely basis, or in the event Year 2000 issues prevent such third parties from delivering products, services or systems required by the Company on a timely basis, the Company's business, results of operations and financial condition could be materially and adversely affected. The Company plans to evaluate various contingency plans in the case where third-party vendors' systems are not Year 2000 Compliant by November 30, 1999.

     The Company does not currently have any information concerning the Year 2000-compliance status of its customers. As is the case with other similarly situated software companies, if Verity's current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures (especially technology expenditures that were reserved for enterprise software) to address Year 2000 compliance problems, the Company's business, results of operations, or financial condition could be materially and adversely affected.

     The Company has funded its Year 2000 plan from operating cash flows and has not separately accounted for these costs in the past. To date, the Company has not incurred any material costs related to Year 2000 compliance activities. Verity may continue to incur additional amounts related to the Year 2000 for administrative personnel to manage the project, outside contractor assistance, technical support for its products, product engineering and customer satisfaction. The costs of these Year 2000 compliance activities are currently being reviewed and analyzed by management to determine the potential exposure, which could adversely affect the Company's business, results of operations, and financial condition. These estimates will be derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ significantly from those plans. The Company may experience material problems and costs with Year 2000 compliance. There can be no assurance that the Company will identify and remedy all significant Year 2000 problems in a timely fashion, that remedial efforts in this regard will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if it is unable to achieve Year 2000 readiness of its critical operations. The cost of developing and implementing such a plan may itself be material. The Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

     Verity has not been a party to any litigation or any proceedings to date involving its products or services related to Year 2000 compliance issues; however, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or to negotiate the resolution of claims based on Year 2000 issues. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and the Company is aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     History of Losses; Strategic Realignment. Since inception, the Company has incurred significant losses and substantial negative cash flow, only recently recognizing a profit. The Company was founded in 1988, and historically derived the substantial majority of its revenues from the licensing of high-priced, custom search and retrieval applications for use almost entirely by large organizations and government agencies. During these years, the Company also generated a substantial portion of its revenues by providing the consulting services required to support these products. In early fiscal 1994, the Company shifted its strategy to focus increasingly on more versatile, lower-priced software applications, which require less specialized consulting. To achieve revenue growth, the Company must, among other things, increase market acceptance of the Company's technology, achieve significantly increased sales levels, respond effectively to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company's strategy will be successful or that the Company will continue to experience increased revenues, profitability or remain cash flow positive.

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

     In connection with its strategy, the Company replaced the majority of its work force and substantially reorganized all of the departments within the Company. Continuity of personnel can be an important factor in the successful completion of the Company's development projects, and ongoing turnover in the Company's research and development personnel could materially and adversely impact the Company's development and marketing efforts. The Company believes that hiring and retaining qualified individuals at all levels in the Company is essential to its success, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel. As noted above, in the past, the Company experienced significant turnover, including turnover of several senior members of management. In particular, on July 31, 1997, Mr. Gary
J. Sbona was appointed as the Company's President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chief Executive Officer. Pursuant to the original agreement, Regent Pacific agreed to provide management services to the Company, including the services of Mr. Sbona as Chief Executive Officer and President and at least three other Regent Pacific personnel as part of the Company management team. The agreement had a one-year term and could be canceled by the Company after expiration of the initial 26-week period, with a minimum compensation to Regent Pacific of $1.3 million for that initial period. On April 13, 1998, the Company and Regent Pacific agreed to amend the agreement to provide that Mr. Sbona and at least four other Regent Pacific personnel would serve as part of the Company's management team. The amendment also served to extend the term of the agreement until August 31, 1999, and to extend the noncancelable period of the agreement until February 28, 1999. In connection with Mr. Sbona's service as President and CEO, an employee of the Company, the Compensation Committee of the Company's Board also granted to him an option to purchase 350,000 shares of the Company's common stock at an exercise price of $5.125 per share. In October 1998, the Company's Board granted Mr. Sbona another option to purchase additional 260,000 shares of the Company's common stock, at an exercise price of $7.625 per share. The shares subject to such options will vest on a monthly basis during the 13-month period ending on February 28, 1999 and the 12-month period ending on October 20, 1999, respectively, subject to Mr. Sbona's continued employment as the Company's President and CEO; provided, however, that the shares subject to such options will vest entirely upon certain change of control transactions or upon a termination of Mr. Sbona without cause. The options will also remain exercisable for one year following the termination of Mr. Sbona's services. On March 12, 1999, the Company extended its agreement with Regent Pacific Management Corporation until August 31, 2000. Under the amended agreement, Regent Pacific continues to provide certain services to the Company at a fee of $50,000 per week. The new agreement provides Verity with an option to further extend the term of this agreement through February 2001. Furthermore, on March 12, 1999, Mr. Gary J. Sbona was appointed as the Chairman of the Board of Directors of the Company. Mr. Sbona has been Verity's President and Chief Executive Officer since July 1997 and has been a Board member since May 1998.

     If the Company's management is unable to effectively manage the Company's operations, identify opportunities in a timely fashion, and evaluate and manage the Company's business and competitive position, results of operations and financial condition will be materially and adversely affected.

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

     Dependence on International Operations. Revenues derived from European operations accounted for 6.6% and 6.2%, respectively, for the nine months ended February 28, 1998 and 1999. For the nine months ended February 28, 1998 and 1999, export sales accounted for 27.5% and 25.6% of total revenues, respectively. Revenues derived from European operations accounted for 4.8% and 6.3% of total revenues, respectively, for the three months ended February 28, 1998 and 1999. For the three months ended February 28, 1998 and 1999, export sales accounted for 30.6% and 25.4% of total revenues, respectively. The Company expects that revenues derived from European operations and export sales will continue to account for a significant percentage of the Company's revenues for the foreseeable future; however, these revenues may fluctuate significantly as a percentage of revenues from period to period. Certain of these revenues have been derived from sales to foreign government agencies, which may be subject to risks similar to those described below.

     There are a number of risks inherent in the Company's international business activities, including unexpected changes in regulatory requirements, tariffs and other trade barriers, costs and risks of localizing products for foreign countries, longer accounts receivable payment cycles, potentially adverse tax consequences, limits on repatriation of earnings and the burdens of complying with a wide variety of foreign laws. The introduction of the Euro as a common currency for members of the European Union took place in January 1999. The use of the Euro could impact the Company's foreign exchange exposure. At the present time, the Company does engage in limited hedging activities to protect against the risk of currency fluctuations. The Company also expects that its internal systems will be affected by the introduction of the Euro, but expects these systems to be capable of processing Euro denominated transactions by early 1999, although there can be no assurance in this regard.

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

     Dependence on United States Government and the Risk of Contract Termination. Agencies of the United States government have accounted for a significant portion of the Company's revenues. Specifically, these agencies accounted for approximately 8.9% and 9.7% of the Company's revenues for the nine months ended February 28, 1998 and 1999, respectively, and 7.1% and 10.7% of the Company's revenues for the three months ended February 28, 1998 and 1999, respectively. Sales to government agencies fluctuated as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of the Company's products to re-evaluate their needs. Such budget reductions are expected to continue over at least the next several years. Future reductions in United States spending on information technologies could have a material adverse effect on the Company's operating results.

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

                          PART II:  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

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

                                          VERITY, INC.

                                          By:      /s/ TODD K. YAMAMI

                                            ------------------------------------
                                                       Todd K. Yamami
                                                    Corporate Controller
                                               (Principal Accounting Officer)
Dated: April 6, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
 2.1       Form of Agreement and Plan of Merger between Verity, Inc., a
           California corporation, and Verity Delaware Corporation, a
           Delaware corporation, filed September 22, 1995(1)...........
 2.2       Agreement and Plan of Reorganization dated January 10, 1997 among Verity, Inc., Cognisoft Acquisition Corporation and
           Cognisoft Corporation, and certain shareholders of
           Cognisoft(7)................................................
 2.3       Form of Stock Purchase Agreement dated as of May 31, 1997
           among Verity, 64k and certain shareholders of 64k(8)........
 2.4       Agreement for Purchase and Sale of Assets dated as of May
           30, 1997 among FTP US, FTP Canada, Verity US and Verity
           Canada(9)...................................................
 3.1       Certificate of Incorporation of the Company(1)..............
 3.2       By-Laws(1)..................................................
 3.3       Certificate of Retirement of Series of Preferred Stock(7)...
 3.4       Certificate of Designation, Preferences and Rights of Series
           A Preferred Stock(7)........................................
 4.1       Amended and Restated Rights Agreement dated August 1, 1995, as amended(1)...............................................
 4.2       Form of Rights Agreement between Verity, Inc. and First
           National Bank of Boston dated September 18, 1996(6).........
10.1       Form of Indemnification Agreement for directors and
           officers(1).................................................
10.2       Amended and Restated 1995 Stock Option Plan and forms of
           agreements thereunder(7)....................................
10.3       1995 Employee Stock Purchase Plan(1),(4)....................
10.4       1995 Outside Directors Stock Option Plan and forms of
           agreement thereunder(1),(4).................................
10.5       Employment Agreement between Philippe F. Courtot and the
           Company dated July 15, 1993, together with related Amended and Restated Stock Purchase Agreement dated as of June 1,
           1995(1),(4).................................................
10.7       Series G Preferred Stock Purchase Agreement dated August 29,
           1994(2).....................................................
10.8       Series H Preferred Stock Purchase Agreement dated August 1,
           1995(2).....................................................
10.18      Lease Agreement between Ross Drive Investors and the Company dated January 22, 1996(3)...................................
10.19      Retainer Agreement between Regent Pacific Management
           Corporation and Verity, Inc. dated July 13, 1997(10)........
10.20      Confidential Severance Option Agreement between Verity, Inc.
           and Richard Lo dated August 20, 1997(10)....................
10.21      Employment Agreement between Anthony J. Bettencourt and the
           Company dated August 28, 1997(11)...........................
10.22      Security and Loan Agreement between Imperial Bank and the
           Company dated November 30, 1997(12).........................
10.23      Amendment to Retainer Agreement between Regent Pacific
           Management Corporation and Verity, Inc. dated February 1,
           1998(13)....................................................
10.24      Amendment to Security and Loan Agreement between Imperial
           Bank and the Company dated November 15, 1998(14)............

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
10.25      Amendment to Employment Agreement between Anthony J.
           Bettencourt and the Company dated October 6, 1998(14).......
10.26      Amendment to Retainer Agreement between Regent Pacific
           Management Corporation and Verity, Inc. dated March 12,
           1999........................................................
27.1       Financial Data Schedule.....................................

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

(14) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-Q for the quarter ended November 30, 1998.