Form 10-K405
period 1999-05-31
VERITY INC \DE\
filed 1999-07-15
CIK 949956

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

                     FOR THE FISCAL YEAR ENDED MAY 31, 1999
                         COMMISSION FILE NUMBER 0-26880
                            ------------------------

                                  VERITY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      77-0182779
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

               894 ROSS DRIVE                                      94089
            SUNNYVALE, CALIFORNIA                               (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 541-1500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 30, 1999, as reported on Nasdaq National Market was approximately $697,061,606. Excludes 73,777 shares of Common Stock held collectively by the executive officers and directors of the registrant and by each person who owned 5% or more of the outstanding Common Stock as of such date. Exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the registrant.

     The number of shares of the registrant's Common Stock outstanding on June 30, 1999 was 12,937,659.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.................................................................    3
  Item 1.  Business....................................................    3
  Item 2.  Properties..................................................   23
  Item 3.  Legal Proceedings...........................................   23
  Item 4.  Submission of Matters to a Vote of Securities Holders.......   23

PART II................................................................   24
  Item 5.  Market for the Registrant's Common Stock and Related
           Stockholder Matters.........................................   24
  Item 6.  Selected Financial Data.....................................   25
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   26
  Item     Quantitative and Qualitative Disclosures About Market
     7A.   Risk........................................................   35
  Item 8.  Financial Statements and Supplementary Data.................   35
  Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   35

PART III...............................................................   36
  Item     Directors and Executive Officers of the Registrant..........
     10.                                                                  36
  Item     Executive Compensation......................................
     11.                                                                  37
  Item     Security Ownership of Certain Beneficial Owners and
     12.   Management..................................................   42
  Item     Certain Relationships and Related Transactions..............
     13.                                                                  42

PART IV................................................................   44
  Item     Exhibits, Financial Statement Schedules, and Reports on Form
     14.   8-K.........................................................   44

                                     PART I

ITEM 1. BUSINESS

     We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business. We own the Verity, Verity Logo and Topics trademarks in the United States. This Annual Report on Form 10-K also includes trademarks owned by other parties.

     You should carefully read the information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes beginning on page 45 of this Annual Report on Form 10-K. Our business involves significant risks. You should carefully consider the information under the heading "-- Risk Factors."

OVERVIEW

     We develop, market and support knowledge retrieval software products for corporate intranets and extranets, online publishers and e-commerce providers, original equipment manufacturers, or OEMs, and independent software vendors. Our comprehensive and integrated product family enables enterprise-wide document indexing, classification, search and retrieval, organization and navigation, personalized dissemination, and hybrid online and CD publishing all from the same underlying Verity information index. Our products organize and provide simple, single-point access to business information across the entire enterprise. By doing so, our products create a corporate portal, thereby leveraging the value of existing corporate investments in intranets and network infrastructure.

     Our software has been licensed directly to over 1,000 corporations, government agencies, software developers, information publishers and e-commerce vendors. We focus on three core markets, intranet-based knowledge retrieval applications for large corporate and government organizations, information retrieval solutions for e-commerce and electronic publishers, and embedded solutions for OEMs. We pursue sales opportunities within organizations and government agencies through the efforts of our direct sales force and our products are also sold indirectly through a network of OEMs, value added resellers and system integrators.

     We were organized as a California corporation in March 1988 and reincorporated in Delaware in September 1995. Our principal executive offices are located at 894 Ross Drive, Sunnyvale, California 94089, and our telephone number is (408) 541-1500. We maintain a web site at http://www.verity.com. The reference to our web address does not constitute incorporation by reference of the information contained at the site.

INDUSTRY BACKGROUND

     The Internet has rapidly emerged as an important medium for facilitating communication, disseminating information and conducting electronic commerce, known as e-commerce. International Data Corporation estimates that worldwide commerce spending over the Internet will reach approximately $1.3 trillion by the end of 2003, up from approximately $50 billion in 1998, and that e-commerce software applications licensing revenue will grow to $13.2 billion in 2003, up from $444 million in 1998. The increased use of the Internet by businesses and consumers has been driven by the rapid acceptance of e-commerce and the development of content and commerce applications. As e-commerce proliferates, the Web is increasingly becoming the backbone for accessing, disseminating and managing corporate information.

     The broad acceptance of the Internet led initially to the emergence of corporate intranets as a platform for internal corporate communication. Corporations have further leveraged the Web to communicate with business partners and customers through corporate extranets. Intranets and extranets represent a significant opportunity for enterprises to improve employee, customer and business partner communication, streamline and enhance information collection, dissemination and management, and improve overall operating efficiencies.

     In particular, the corporate intranet has emerged as a universal information utility, connecting users to business resources and information of all kinds. Corporate intranets, through the use of web browsers, web servers and Internet protocols, enable information from different systems and departments to be shared with less deployment effort than in the past. Intranets and browsers have created a consistent framework for information connectivity, and have become the backbone to most corporate networks. A large corporate intranet can connect hundreds of applications, thousands of file and web servers, and millions of documents. While this greater connectivity can increase the volume of available content, it has not necessarily made information easier to find or use.

     The proliferation of information on corporate intranets has been accompanied by a growing recognition that institutions, particularly large ones, need to manage their corporate knowledge more effectively. The majority of business critical information such as contracts and patents, project plans and reports, and customer and competitor information, both within the enterprise and on the Internet, are documents stored electronically in a variety of different formats. These formats include but are not limited to:

     - Word processing formats, such as Microsoft Word and Corel Word Perfect;

     - ASCII Text;

     - Various e-mail formats;

     - Hypertext Markup Language, or HTML;

     - Extensible Markup Language, or XML;

     - Standard Generalized Markup Language, or SGML;

     - Adobe's Portable Document Format, or PDF; and

     - Spreadsheet formats, such as Microsoft Excel.

     In addition, the physical location or source of structured or unstructured information varies widely and often includes:

     - web and file servers;

     - information from CD-ROMs and DVD-ROMs;

     - relational databases and backoffice enterprise resource planning systems;

     - electronic mail;

     - text files; and

     - newswire feeds.

     Consequently, navigating this vast array of information, document types, formats and storage systems has become complex and confusing. According to Forrester Research, the majority of Fortune 1000 intranets suffer from unmanaged content and ad hoc site development. The dramatic increase in the amount of electronic information accessible via networks has created a need for software to improve the usability of networked information, enabling users to locate, navigate, organize and reuse information efficiently.

     Companies have attempted to develop intranet applications to manage the increased amount of information. However, historically the performance of intranet applications degraded significantly as the volume of information, users and document formats within multiple systems increased. This inability to accommodate increased information, users and document formats, or lack of scalability, has limited the usefulness of the available information. In addition, the precision of typical information retrieval technology has been limited by the quality of the query posed by the user. For instance, a one word query may produce instant results but may generate many documents unrelated or irrelevant to the user's need. On the other hand, a complex multi-word query may exclude relevant information. In addition, traditional information retrieval applications have generally been too focused on their ability to conduct user-initiated ad-hoc searches and lack the ability to proactively notify users of new business information when it becomes available.

     E-commerce applications also face similar search and retrieval problems. For instance, as the availability of goods and services proliferates on the Web, online retailers seek to offer prospective customers easy and productive shopping experiences. Users need to find the products they are seeking rapidly as well as information needed to make their purchasing decisions.

     Organizations seek to build intranets and e-commerce sites that are easy to navigate and well organized. Corporations want their employees to find information quickly and e-commerce sites seek to drive higher revenue through quick and precise searches. These entities also look for intranet solutions which utilize existing infrastructure and work with all formats and systems to fully leverage legacy investments. Organizations seek to be more effective through collaborating and sharing information seamlessly. In order to do so, these organizations must access all relevant corporation information, wherever it is stored, in a rapid, simple and precise manner. In order to accomplish this, information retrieval technology must be scalable, integrated, precise and personal. This results in more streamlined processes, better prepared employees and improved operating efficiencies. In e-commerce, providing effective product catalog searching and information is critical to site efficiency and usefulness, often proving to be a key differentiator between successful and unsuccessful e-commerce ventures.

THE VERITY SOLUTION

     We develop, market and support knowledge retrieval software products for corporate intranets and extranets, online publishers and e-commerce providers, OEMs and independent software vendors. Our comprehensive and integrated product family enables enterprise-wide document indexing, classification, search and retrieval, organization and navigation, personalized dissemination, and hybrid online and CD publishing all from the same underlying Verity information index. Our products organize and provide simple, single-point access to business information across the entire enterprise. By doing so, our products create a corporate portal, thereby leveraging the value of existing corporate investments in intranets and network infrastructure. We believe our products' functionality and flexibility enable us to offer our customers a knowledge solution that strengthens their own businesses by improving intranet efficiencies, employee productivity and communication.

     Our cross-platform knowledge retrieval product suite is scalable and is designed to solve the knowledge retrieval problems of large institutions and commerce sites. Our products use a combination of full text, metadata and knowledge-based methods to index and retrieve textual or other information stored in a variety of formats and systems across corporate intranets, extranets and the Internet. Our products organize and rank the relevance of selected information, enabling users to filter and evaluate information personalized to their specific needs and interests. Our products enable user-initiated interactive query, and also enable the construction of automated software agents that actively and continuously monitor Internet and intranet information sources such as web sites, news feeds and file systems for new information or changes in content matching user profiles. Other products enable the high-speed classification of information, the organization of information into taxonomies and the visual navigation of information. Additionally, our products allow organizations to build hybrid online and offline information distribution systems by publishing information on CD-ROM, maintaining links to active web sites and enabling automatic synchronization between the Web and a user's local computer.

     We originally developed our core search and retrieval technology for use by large government agencies in the defense and intelligence communities. In the past several years, we have enhanced and expanded our family of products and markets. Today, we offer a broad range of information retrieval products for corporate intranets and extranets, e-commerce and publishing, and OEMs and embedded solutions.

     Corporate Intranets and Extranets. We market an integrated product suite enabling public and private organizations to index, search, retrieve, classify, organize, navigate, disseminate and publish textual information residing in many document formats and in web and file servers distributed across the enterprise. Verity Information Server and Verity Knowledge Organizer are designed to serve as the foundation of a well-designed corporate portal. Verity Information Server creates a searchable index to information across the enterprise. With Verity Knowledge Organizer, data from different systems and sources can be grouped together logically and navigated visually, reducing content management costs and increasing the usability of corporate information assets.

     Electronic Commerce and Publishing. E-commerce vendors, including online stores and publishers, demand fast and accurate searches across large bodies of content. Our Internet products are designed to provide e-commerce vendors and online information publishers with an integrated solution enabling their users to navigate efficiently through large bodies of online information such as product catalogs, news services and document repositories. Through the use of our knowledge retrieval products, vendors seek to convert more site visitors into buyers and more buyers into repeat customers. Our product offerings include a Verity K2 Toolkit search engine designed to scale to support the largest commercial Internet sites and to enable millions of products and documents to be searched and indexed by hundreds of users simultaneously.

     OEMs and Embedded Solutions. Our toolkits enable software developers to embed our search-and-retrieval, profiling agent, and viewing and filtering technologies within their products. Our technology has been embedded in document repository systems offered by Documentum, Eastman Software and Easy GmbH as well as enterprise resource planning systems from SAP, and many business applications including relational and object-oriented database products and resume tracking, customer care and help desk systems.

PRODUCTS

     Our product suite enables organizations to turn corporate intranets and extranets into a powerful knowledge base, making business information accessible and reusable across the enterprise. Our comprehensive and integrated product family enables enterprise-wide document indexing, classification, search and retrieval, and personalized information dissemination all from the same underlying Verity index. Because our products are designed to work together, customers may begin by deploying basic retrieval technology and later can incorporate more sophisticated classification and dissemination technology as their business needs expand. Additionally, because we offer enterprise and departmental solutions, our customer's investment is preserved by our capability to expand to support the largest document repositories and corporate intranets and extranets.

Enterprise Knowledge Retrieval Products:

     Verity Information Server. Verity Information Server indexes, searches and retrieves information on web and file servers located across an enterprise, including corporate intranets, online retail catalogs, research and development, executive messaging and business intelligence systems. Information Server includes a powerful search navigation facility which includes document clustering, automatic summarization and query by example. Information Server has the power and flexibility to enable any business to organize and integrate heterogeneous information repositories into a coherent index. This index can serve as a well-organized corporate intranet or portal.

     Verity Intranet Spider. Verity Intranet Spider searches and indexes web and file servers extending the reach of Information Server by enabling users to index multiple domains and to specify the scope and set of sources to be indexed. Combined with Information Server, Intranet Spider helps assure efficient search, retrieval and automatic monitoring of intranet and Internet content.

     Verity Knowledge Organizer. Verity Knowledge Organizer organizes and classifies corporate information into categories based on the standard terms used by companies to describe their business operations. Knowledge Organizer, an add-on application to Information Server, enables organizations to build master directories, that provide users with an intuitive, visual means to navigate and retrieve information. Unlike solutions that rely solely on manual categorization or complicated technology, Knowledge Organizer categorizes information automatically according to defined business rules.

     Verity Agent Server. Verity Agent Server, an add-on application to Information Server, automates and personalizes the information retrieval and delivery processes, allowing users to spend less time looking for information and more time acting on it. Users configure their own personal agents that monitor a broad range of intranet and Internet resources continually, including documents, e-mail, discussion groups, databases and newswires. Agents notify users proactively when information matching their interest profiles is discovered. This information is then delivered to the users by a variety of delivery mechanisms including customized web pages and email.

     Verity Document Navigator. Verity Document Navigator, an add-on application to Information Server, enables organizations to view, navigate and search long structured documents more effectively and efficiently. Long, complex or book-length documents are identified during the presentation of results of a standard Verity search. When these documents are retrieved, the user can navigate them visually, organized by the document's table of contents. The table of contents indicates which sections of the document are most relevant to the user's query. By simply pointing and clicking, the user can visually and intuitively move to the desired section of the document. Document Navigator organizes and indexes long documents such as operating manuals, legal and financial filings, and technical documentation.

     Verity Information Connectors and Gateways. These add-on products extend the indexing range of Information Server. Through the use of information connectors and gateways, we develop and market access and indexing for popular information products, including Lotus Notes and relational databases.

     Verity CD-Web Publisher. Verity CD-Web Publisher is a hybrid CD-ROM/Web information publishing system. CD-Web Publisher is designed to publish the contents of a web site on CD-ROM while maintaining links to web sites. CD-Web Publisher is designed for high-volume information publishers, customer service organizations and others who need to use web-based information off-line. CD-Web Publisher includes Verity's standard search capabilities.

OEM and Custom Application Development Tools:

     Verity Developer's Kit. Verity Developer's Kit enables developers to incorporate search and retrieval functionality in their software applications. Developers use Developer's Kit to build applications with high-performance indexing, search classification, retrieval and viewing integrated seamlessly into applications.

     Verity K2 Toolkit. Verity K2 Toolkit combines the precision of Developer's Kit with high-performance and scalability. K2 Toolkit is designed to enable organizations to build scalable, fault-tolerant applications to allow thousands of users to search hundreds of millions of unstructured documents online yielding quick and efficient results.

     Verity Profiler Kit. Verity Profiler Kit enables users to develop applications that use content and metadata to classify information automatically and trigger business events. Profiler Kit enables developers to build specialized applications, using patented technology, to disseminate information accurately to users, to notify users about critical new information, or to classify documents into specific categories.

     Verity Agent Server Toolkit. Verity Agent Server Toolkit enables developers to build custom information dissemination applications using the capabilities of Agent Server.

KeyView Products:

     The KeyView product family enables users to filter and view documents residing in hundreds of application formats and is targeted at OEMs, independent software vendors and corporate customers. KeyView Pro provides desktop viewing and filtering, and compression functionality. The product suite also includes two software development toolkits, KeyView SDK and HTML Export SDK. These toolkits enable viewing of many documents in different formats from within commercial applications and the automatic conversion of any document to HTML. The KeyView Developer's Kit is designed to allow independent software vendors to embed KeyView functionality within their own applications.

SERVICES

     We make extensive technical support and training services available for our customers, and provide consulting services designed to assist our customers in utilizing Verity software to develop custom search and retrieval applications. As of June 30, 1999, we employed 18 people in our technical support organization, 32 people in our consulting group and one person focused on developing and coordinating training services.

     Technical Support and Maintenance. We provide post-sale customer support directly through our own technical support engineers, who handle most support calls by telephone and electronic mail. We offer annual maintenance contracts, which entitle our customers to full telephone support service, software updates and bug fixes. We also provide our customers access to technical support services by electronic mail and over the Internet and a bulletin board system.

     Consulting. We offer consulting services to our enterprise customers, OEMs, value added resellers and system integrators to assist them in designing and deploying Verity applications tailored to meet their particular information search and retrieval needs. Consulting services have typically been offered on a time and materials basis.

     Training. We provide training services at our own training facilities located in Sunnyvale, California, as well as at the facilities of our customers, value added resellers and system integrators worldwide. We also provide training through certain authorized third parties. We have developed an extensive set of courses and materials for presentation by our professional instructors. We believe our training helps assure increased customer satisfaction while enhancing our ability to make additional sales to our existing customer base. Customers typically pay for training services on a course or fee basis.

CUSTOMERS

     Our software has been licensed directly to over 1,000 corporations, government agencies, software developers, information publishers and e-commerce vendors. We focus on three core markets, intranet-based knowledge retrieval applications for large corporate and government organizations, information retrieval solutions for e-commerce and electronic publishers, and embedded solutions for OEMs.

SALES AND MARKETING

     We seek to tailor our sales and marketing efforts to most effectively reach customers in each of our core markets. We pursue opportunities within organizations and government agencies through the efforts of our direct sales force. Our products are also sold indirectly through a network of OEMs, value added resellers and system integrators.

     Direct Sales. Our direct sales force is trained to assist customers to acquire and utilize our suite of products to integrate information residing within the organization over a variety of sources such as word processing documents, relational database document repositories and web and file servers. Our direct sales force also targets online service providers and publishers of information stored on both the Internet and CD-ROM. We maintain direct sales offices or personnel in a number of metropolitan areas across the United States, including Atlanta, Chicago, Dallas, New York, Seattle, Sunnyvale and Washington, D.C. European direct sales operations are located in London, Utrecht, Frankfurt, Munich and Paris. We also have sales partnerships with companies located in Asia and Australia.

     Value Added Resellers and System Integrators. Our value added resellers and system integrators distribute our products as part of integrated turnkey solutions for the enterprise and Internet. We also market products such as document management and support automation which incorporate our information retrieval toolkits. Our products are resold through partners in North America, Western Europe, Asia and Australia.

     Original Equipment Manufacturers. Our search technology is sold as an integrated feature of software products offered by over 200 OEM solution providers. Our OEM partners are drawn from such application markets as:

     - groupware (Intraspect, Lotus);

     - document management (Documentum, Eastman Software, Easy GmbH);

     - enterprises resource planning systems (SAP);

     - help desk and customer care solutions (Primus, ServiceWare);

     - product data management solutions;

     - e-commerce (BroadVision); and

     - personal productivity (Adobe, Corel, Lotus, Qualcomm).

     Our marketing activities are targeted at building market awareness and identifying prospective customers for enterprise, Internet and e-commerce, online publishing, hybrid CD-ROM/Web and OEM applications. Our marketing efforts include participation in tradeshows, conferences and industry events, Verity seminars, industry speaking engagements, and advertising and direct mail campaigns targeting specific markets such as corporate portal developers, intranet web site and content managers, and online catalog developers. Certain of our OEM contracts also provide for brand name exposure concerning the OEM's embedding of Verity technology. We also maintain an active public relations program targeting industry analysts and leaders in the trade and business press, and maintain a public web site which has been a source of sales leads. As of June 30, 1999, our sales and marketing organizations consisted of 113 employees.

TECHNOLOGY

     Our core technology was originally developed by us for use by large government agencies in the defense and intelligence communities to perform complex, customized search and retrieval applications on stand-alone, host-based systems. Since early fiscal 1994, we have expanded our product offerings to support commercial client/server and web-based computing environments. We have expanded our markets to include corporate intranets and e-commerce vendors, OEM and online and CD-ROM information publishers. Our technologies address the major aspects of knowledge retrieval including document indexing, query formulation and execution, concept-based information retrieval, ranking and presentation of results, document classification, automated information dissemination, information organization and navigation, document viewing and filtering and hybrid CD-ROM/Web publishing.

     Indexing. The search engine incorporated in our server products or OEM applications indexes documents automatically based upon user-specified criteria. This index is referred to as a "Verity collection." Verity indices exploit full text, metadata and our unique knowledge mapping system, Topics(R). Collections created through the indexing process contain the results of text analysis performed by our engine as well as information about the document's context and structure. End users with Verity-based applications or standard web browsers can search those collections that administrators make available to them. Verity architecture is designed to permit real-time indexing of new documents into a Verity collection, even while users actively search that collection. As a result, the system provides enhanced availability, and is designed to operate during maintenance and back up. K2 Toolkit enhances the availability of our applications by providing redundant processing paths, further enhancing system availability.

     Query Formulation and Execution. Our search engine is designed to enable users to formulate and refine queries using a series of information retrieval methods including keyword, thesauri, dictionaries and concept-based retrieval. Once formulated, queries can be used to retrieve archived information using a standard, interactive search. Our core query formulation technology is the Verity Query Language which contains more than 30 operators which can be used to formulate precise and filtered information requests. Our search engine is designed with an open architecture which employs multiple search techniques and supports incorporation of additional techniques by us, by third parties or by organizations building custom applications. This open environment enables third-party developers to extend our products and tools. Our high performance search engine, K2, employs a network of brokers and servers to offer scalable, parallel searching across hundreds of millions of documents. The technology is designed to scale linearly with the growth of users, documents or queries and to support the largest corporate intranets and e-commerce sites. We intend to embed K2 technology which is currently available as a toolkit, into a future, enterprise scalable packaged corporate information retrieval application.

     Concept-based Information Retrieval. Our unique concept-based Topics(R) technology enables users to construct families of queries, organized hierarchically into subject themes. Users construct a hierarchical tree of concepts with weighted branches which define a Topic. Topic trees graphically represent rules of evidence describing the probability that a given document is about a given subject. Topics, because they are stored queries, can be used to expand a user's query automatically so that all related concepts are used in the search process, even if the user inputs a simple one or two word query. Topics can significantly increase the precision of information retrieval over typical Boolean or natural language methods.

     Ranking and Results Presentation. The results obtained through matching queries against document collections are provided with a relevance score calculated by the Verity engine. This score may be presented, along with other available document-attribute information desired by the user, in a customizable results list. We are actively developing added functionality designed to enable the organization, or "clustering", of search results according to common themes within the retrieved documents. We also provide automatic document summarization and query by example, a facility allowing any document to be turned into a "find more documents like this" query. Sets of documents may also be navigated as a directory using Knowledge Organizer to organize documents into taxonomies which can be browsed visually.

     Document Classification. Verity Profiler is a high-speed matching engine, which compares a stream of new documents or a collection of existing documents to a set of Topics or other stored queries. Profiler determines which queries best match those documents, based on threshold values established by the user or administrator. The output of Profiler is a set of metadata identifying the queries which match individual documents. This metadata can be stored as persistent classification information or can be used to trigger custom business processes such as automated routing of information to users. This profiling process is designed to address high user and data volumes such as those associated with large corporate intranets and online applications such as news services.

     Automated Information Dissemination. Any query can be used as an active agent deployed to watch and "clip" relevant information as it enters a corporate network or public web site. Verity agents compare new information with a database of stored queries which are linked to user profiles. User profiles specify the frequency and method by which users want to be notified about subjects that they are tracking. Our agent-based technology can notify and route information to users via email, a page, a pager or a custom process such as automated filing of information into subject directories. Our agent technology is targeted at organizations building executive briefing, message handling, competitive intelligence and related systems.

     Information Organization and Navigation. We provide technology which enables organizations to establish a taxonomy-based scheme for organizing information into subject directories, similar to popular Internet directory services, using automated methods. Knowledge Organizer uses metadata, pathnames, universal resource locator and Topic classification rules to classify documents automatically against the organization's taxonomy. Once the taxonomy has been populated with intranet or Internet-based information, users can browse the directory visually. Knowledge Organizer combines visual navigation and searching (scope searching) enabling a more efficient and intuitive information retrieval process.

     Viewers and Filters. Document filtering, provided by our incorporation of our KeyView technology, automatically detects the kind of document being indexed and isolates the text to be indexed from embedded formatting information. Filters are designed to enable the indexing engine to handle a wide variety of document types and formats. The threadsafe nature of our filters helps assure fast and reliable access to documents for searching. our KeyView viewing technology is designed to provide users with the ability to view documents in a variety of formats without the use of the application which generated the document. On the basis of KeyView filtering and viewing technology, we have developed a series of applications. These include the KeyView Pro desktop viewing product, Verity HTML Export, a server-side application that converts any document into a web page enabling any web-enabled desktop to view information universally, and Document Navigator, a product which enables the navigation and searching of long, structured documents.

     Hybrid CD-ROM/Web Publishing. We have developed technology enabling organizations to publish the contents of web sites onto CD-ROM, DVD-ROM and other permanent storage media. Used in professional information publishing, market data distribution and customer care applications, Verity CD-Web Publisher combines media authoring and the Verity search engine available on a CD, for offline viewing of high volume information. This technology automatically synchronizes upon connecting to the Web ensuring that local client-based information is up-to-date.

PRODUCT DEVELOPMENT

     Our development efforts are focused on expanding our suite of products, designing enhancements to our core technology, and addressing additional technical challenges inherent in developing new applications for enterprise, e-commerce, OEM and sophisticated CD-ROM publishing markets. Our research and development is focused on enhancing core indexing and search performance and precision, data access and security gateways, enterprise scalability, knowledge management functionality, programmable application programming interfaces, and product deployability. As of June 30, 1999, there were 102 employees on our research and development staff. Our research and development expenditures in fiscal 1997, fiscal 1998 and fiscal 1999 were $14.3 million, $15.5 million and $13.7 million, respectively, which represented 33.5%, 40.0% and 21.3% of total revenues, respectively. We expect that we will continue to commit substantial resources to product development in the future.

COMPETITION

     The electronic information search and retrieval software market is intensely competitive. We believe that the principal competitive factors in such market are:

     - product quality;

     - performance and price;

     - vendor and product reputation;

     - product architecture;

     - strategic alliances;

     - product functionality and features; and

     - ease of use and quality of support.

     A number of companies offer competitive products addressing certain of our target markets. In the enterprise market, we compete with Dataware, Infoseek, Hummingbird/PC Docs and Excalibur, among others. Microsoft has also begun to supply products for the enterprise market. In the Internet/publishing market, we compete with Dataware, Excalibur, Hummingbird/PC Docs/Fulcrum, Infoseek, Inktomi, Lotus and Microsoft, among others. We also compete indirectly with database vendors that offer information search and retrieval capabilities with their core database products. In the future, we may encounter competition from companies that enhance products such as:

     - document management systems;

     - groupware applications;

     - Internet products; and

     - operating systems to include text search and retrieval features.

     Many of our existing competitors, particularly Microsoft, as well as a number of other potential new competitors, have significantly greater financial, technical and marketing resources than we do. Although we believe that our products and technologies compete favorably with respect to the factors outlined above, we cannot assure you that we will be able to compete successfully against its current or future competitors or that competition will not seriously harm our business.

     One element of our strategy is to embed our technology in products offered by our OEM customers. Many of the markets for these products are also new and evolving and, therefore, subject to the same risks that we face in the markets for our own products. In addition, consolidation in the industries we serve could, and acquisition or development by any of our significant customers of technology competitive with ours would, materially and adversely affect our business and prospects.

PROPRIETARY RIGHTS

     Our success and ability to compete is dependent in part upon our proprietary technology. Any failure to adequately protect our proprietary rights could result in unexpected costs and delays in shipment. While we rely on trade secret and copyright law to protect our technology, we believe that the following factors are more essential to establishing and maintaining a technology leadership position:

     - the technological and creative skills of our personnel;

     - new product developments;

     - frequent product enhancements;

     - name recognition; and

     - reliable product maintenance.

     We presently have one issued patent, which will expire in January 2016 and two patent applications pending. We cannot assure you that other companies will not develop technologies that are similar or superior to our technology. The source code for our proprietary software is protected both as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries.

     To license our products, we frequently rely on "shrink wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of several jurisdictions. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. We cannot assure you that the steps we take will prevent misappropriation of our technology or that these agreements will be enforceable. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition regardless of the outcome of the litigation.

     Some of the technology used by our products is licensed from third parties, generally on a nonexclusive basis. We believe that there are alternative sources for each of the material components of technology we license from third parties. However, the termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in our ability to ship these products while we seek to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on our quarterly results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we cannot assure you that we will be able to do so on commercially reasonable terms or at all.

EMPLOYEES

     As of June 30, 1999, we had a total of 295 employees, including 102 in research and development, 92 in sales, 21 in marketing and 51 in related customer support services, 25 in administration and four in manufacturing. Of these employees, 198 were located in the United States, 49 in Europe and 48 in Canada. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

                                  RISK FACTORS

     The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition would suffer. In that event the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in our common stock. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

                         RISKS RELATED TO OUR BUSINESS

OUR GROWTH RATE MAY SLOW AND WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY

     Despite our recent financial performance, we have in the past incurred significant losses and substantial negative cash flow. In the future, our revenues may grow at a rate slower than was experienced in previous periods and, on a quarter-to-quarter basis, our growth in net sales may be significantly lower than our historical quarterly growth rate, particularly over the last five quarters. To achieve revenue growth, we must:

     - increase market acceptance of our products;

     - respond effectively to competitive developments;

     - attract, retain and motivate qualified personnel; and

     - upgrade our technologies and commercialize our products and services incorporating such technologies.

     We cannot assure you that we will be successful in achieving any of these goals or that we will experience increased revenues, positive cash flows, or maintain profitability.

OUR REVENUES AND OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE

     The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. We expect our stock price to vary with our operating results and, consequently, any adverse fluctuations in our operating results could have an adverse effect on our stock price. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include:

     - the size and timing of orders;

     - changes in the budget or purchasing patterns of corporations and government agencies, foreign country exchange rates, or pricing pressures from competitors;

     - increased competition in the software and Internet industries;

     - the introduction and market acceptance of new technologies and standards in search and retrieval, Internet, document management, database, networking, and communications technology;

     - variations in sales channels, product costs, the mix of products sold, or the success of quality control measures;

     - the integration of people, operations, and products from acquired businesses and technologies;

     - changes in operating expenses and personnel;

     - the overall trend toward industry consolidation; and

     - changes in general economic conditions and specific economic conditions in the computer and software industries.

     Any of the factors, some of which are discussed in more detail below, could have a material adverse impact on our operations and financial results, and consequently our stock price.

THE SIZE AND TIMING OF LARGE ORDERS MAY MATERIALLY AFFECT OUR QUARTERLY OPERATING RESULTS

     The size and timing of individual orders may cause our operating results to fluctuate. The dollar amounts of large orders for our products have been increasing, and therefore the operating results for a quarter could be materially adversely affected if one or more large orders are either not received or are delayed or deferred by customers. A significant portion of our revenues in recent quarters have been derived from these relatively large sales to a limited number of customers, and we currently anticipate that future quarters will continue to reflect this trend. Sales cycles for these customers can be up to six months or longer. In addition, customer order deferrals in anticipation of new products may cause our operating results to fluctuate. Like many software companies, we have generally recognized a substantial portion of our revenues in the last month of each quarter, with these revenues concentrated in the last weeks of the quarter. Accordingly, the cancellation or deferral of even a small number of purchases of our products could have a material adverse effect on our business, results of operations and financial condition in any particular quarter. In addition, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may fail to keep pace or even decline.

OUR EXPENDITURES ARE TIED TO ANTICIPATED REVENUES, AND THEREFORE IMPRECISE FORECASTS MAY RESULT IN POOR OPERATING RESULTS

     Revenues are difficult to forecast because the market for search and retrieval software is uncertain and evolving. Because we generally ship software products within a short period after receipt of an order, we typically do not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. In addition, a portion of our revenues is derived from royalties based upon sales by third-party vendors of products incorporating our technology. These revenues may be subject to extreme fluctuation and are difficult for us to predict. Our expense levels are based, in part, on our expectations as to future revenues and are to a large extent fixed. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of demand in relation to our expectations or any material delay of customer orders would have an almost immediate adverse affect on our operating results and on our ability to achieve profitability.

WE MUST SUCCESSFULLY INTRODUCE NEW PRODUCTS OR OUR CUSTOMERS WILL PURCHASE OUR COMPETITORS PRODUCTS AND OUR BUSINESS WILL BE ADVERSELY AFFECTED

     During the past few years, management and other personnel have focused on modifying and enhancing our core technology to support a broader set of search and retrieval solutions for use on enterprise-wide systems, over online services, the Internet and on CD-ROM. In order for our strategy to succeed and to remain competitive, we must leverage our core technology to develop new product offerings by us and by our original equipment manufacturer, or OEM, customers that address the needs of these new markets. These development efforts are expensive. If these products do not generate substantial revenues, our business and results of operations will be adversely affected. We cannot assure you that such products will be successfully completed on a timely basis or at all, will achieve market acceptance or will generate significant revenues.

     Our development efforts are focused on expanding our suite of products, designing enhancements to our core technology and addressing additional technical challenges inherent in integrating our products with those of our strategic partners and developing new applications for enterprise, e-commerce, OEM and sophisticated CD-ROM publishing markets. We plan to undertake development of further enhancements of the search performance, scalability, functionality and deployability of our products. We cannot assure you that these products will be developed and released on a timely basis, or that these products will achieve market acceptance.

     Our future operating results will depend upon our ability to increase the installed base of our information retrieval technology and to generate significant product revenues from our core products. Our future operating results will also depend upon our ability to successfully market our technology to online and Internet publishers who use this technology to index their published information in our format. To the extent that customers do not adopt our technology for indexing their published information, users will be unable to search such information using our search and retrieval products, which in turn will limit the demand for our products.

WE FACE INTENSE COMPETITION FROM COMPANIES WITH SIGNIFICANTLY GREATER FINANCIAL, TECHNICAL, AND MARKETING RESOURCES, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAINTAIN OR INCREASE SALES OF OUR PRODUCTS

     The information retrieval software market is intensely competitive and we cannot assure you that we will maintain our current position of market share. A number of companies offer competitive products addressing the enterprise and Internet markets. We compete with Dataware, Excalibur, Hummingbird/PC Docs/ Fulcrum, Infoseek, Inktomi, Lotus and Microsoft among others. We also compete indirectly with database vendors, such as Oracle, that offer information search and retrieval capabilities with their core database products and web platform companies, such as Netscape.

     In the future, we may encounter competition from a number of companies. Many of our existing competitors, particularly Microsoft, as well as a number of other potential new competitors, have significantly greater financial, technical and marketing resources than we do. Because the success of our strategy is dependent in part on the success of our strategic partners, competition between our strategic partners and the strategic partners of our competitors, or failure of our strategic partners to achieve or maintain market acceptance could have a material adverse effect on our competitive position. Although we believe that our products and technologies compete favorably with competitive products, we cannot assure you that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our results of operations and financial condition. For further information on the competitive environment in which we operate, see
"-- Competition" above.

WE RELY ON REGENT PACIFIC MANAGEMENT CORPORATION FOR THE MANAGEMENT OF VERITY, AND THE LOSS OF THESE SERVICES COULD ADVERSELY AFFECT OUR BUSINESS

     Regent Pacific Management Corporation, a management firm of which Gary J. Sbona is chief executive officer, provides management services for our company. The management services provided under our agreement with Regent Pacific include the services of Mr. Sbona as chairman of the board, chief executive officer and president of Verity, and at least four other Regent Pacific personnel as part of Verity's management team. This agreement is due to expire on August 31, 2000 and may be extended until February 2001 at the option of the board. This agreement may be canceled at the option of the board after February 2000. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during the transition phase to new management. Similarly, if any adverse change in Verity's relationship with Regent Pacific occurs, it could hinder management's ability to direct our business and materially and adversely affect our results of operations and financial condition. See "Item 13 -- Certain Relationships and Related Transactions" for further information on the Regent Pacific agreement.

OUR BUSINESS MAY SUFFER DUE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES

     Historically, our foreign operations and export sales account for a significant portion of our annual revenues. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

     - difficulties in complying with regulatory requirements and standards;

     - tariffs and other trade barriers;

     - costs and risks of localizing products for foreign countries;

     - reliance on third parties to distribute our products;

     - longer accounts receivable payment cycles;

     - potentially adverse tax consequences;

     - limits on repatriation of earnings; and

     - burdens of complying with a wide variety of foreign laws.

     We currently engage in only limited hedging activities to protect against the risk of currency fluctuations. Fluctuations in currency exchange rates could cause sales denominated in U.S. dollars to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Also, these fluctuations could cause sales denominated in foreign currencies to affect a reduction in the current U.S. dollar revenues derived from sales in a particular country. Furthermore, future international activity may result in increased foreign currency denominated sales and, in such event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute significantly to fluctuations in our results of operations. The financial stability of foreign markets could also affect our international sales. In addition, revenues earned in various countries where we do business may be subject to taxation by more than one jurisdiction, thereby adversely affecting our earnings. We cannot assure you that such factors will not have an adverse effect on the revenues from our future international sales and, consequently, our results of operations.

     Service and other revenues derived from foreign operations accounted for 4.6%, 6.1% and 6.4% of total revenues, respectively, in fiscal 1997, 1998 and 1999. Our export sales consist primarily of products licensed for delivery outside of the United States. In fiscal years 1997, 1998 and 1999, export sales accounted for 23.8%, 26.6% and 27.1% of total revenues. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below. See Note 13 of Notes to Consolidated Financial Statements beginning on page 63 of this Annual Report to Form 10-K for a discussion of our international revenues, income from operations and identifiable assets.

A SIGNIFICANT PORTION OF OUR REVENUES IS DERIVED FROM SALES TO THE FEDERAL GOVERNMENT WHICH ARE SUBJECT TO BUDGET CUTS AND, CONSEQUENTLY, THE POTENTIAL LOSS OF REVENUES UPON WHICH WE HAVE HISTORICALLY RELIED

     Revenues derived from sales to the federal government and its agencies were 9.5%, 9.0% and 8.1% of total revenues in fiscal years 1997, 1998 and 1999, respectively. Future reductions in United States spending on information technologies could have a material adverse effect on our operating results. Sales to government agencies declined as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

     Almost all of our government contracts contain termination clauses, which permit contract termination upon our default or at the option of the other contracting party. We cannot assure you such a cancellation will not occur in the future, and any termination would adversely affect our operating results.

IF WE ARE UNABLE TO ENHANCE OUR EXISTING PRODUCTS AND DEVELOP NEW PRODUCTS TO RESPOND TO OUR RAPIDLY CHANGING MARKETS, OUR PRODUCTS MAY BECOME OBSOLETE

     The computer software industry is subject to rapid technological change, changing customer requirements, frequent new product introductions, and evolving industry standards that may render existing products and services obsolete. As a result, our position in our existing markets or other markets that we may enter could be eroded rapidly by product advancements by competitors. If we are unable to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, our financial condition and results of operations would be materially and adversely affected.

     The life cycles of our products are difficult to estimate. Our future success will depend upon our ability to enhance existing products and to develop new products on a timely basis. In addition, our products must keep pace with technological developments, conform to evolving industry standards, particularly client/server and Internet communication and security protocols, as well as publishing formats such as Hypertext Markup Language, or HTML, and Extensible Markup Language, or XML, and address increasingly sophisticated customer needs. We cannot assure you that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance.

     We strive to achieve compatibility between our products and the text publication formats we believe are or will become popular and widely adopted. We invest substantial resources in development efforts aimed at achieving such compatibility. Any failure by us to anticipate or respond adequately to technology or market developments could result in a loss of competitiveness or revenue. For instance, to date we have focused our efforts on integration with the Adobe PDF and Lotus Notes environments and, more recently, the Microsoft Exchange environment. Should any of these products or technologies lose or fail to achieve acceptance in the marketplace or be replaced by other products or technologies, our business could be materially and adversely affected.

     We embed our basic search engine in key OEM application products and, therefore, our sales of information retrieval products depend on our ability to maintain compatibility with these OEM applications. We cannot assure you that we will be able to maintain compatibility with these vendors' products or continue to be the search technology of choice for OEMs. The failure to maintain compatibility with or be selected by OEMs would materially and adversely affect our sales. Further, the failure of the products of our key OEM partners to achieve market acceptance could have a material adverse effect on our results of operations.

OUR SOFTWARE PRODUCTS ARE COMPLEX AND MAY CONTAIN ERRORS THAT COULD DAMAGE OUR REPUTATION AND DECREASE SALES

     Our complex software products may contain errors that may be detected at any point in the products' life cycles. We have in the past discovered software errors in some of our products and have experienced delays in shipment of products during the period required to correct these errors. We cannot assure you that, despite our testing and quality assurance efforts and similar efforts by current and potential customers, errors will not be found. The discovery of an error may result in loss of or delay in market acceptance and sales, diversion of development resources, injury to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on our business, results of operations and financial condition. Although we generally attempt by contract to limit our exposure to incidental and consequential damages, and to cap our liabilities to our proceeds under the contract, if a court fails to enforce the liability limiting provisions of our contracts for any reason, or if liabilities arise which are not effectively limited, our operating results could be materially and adversely affected.

IF WE LOSE KEY PERSONNEL, OR ARE UNABLE TO ATTRACT ADDITIONAL QUALIFIED PERSONNEL, OUR ABILITY TO CONDUCT AND GROW OUR BUSINESS WILL BE IMPAIRED

     We believe that hiring and retaining qualified individuals at all levels is essential to our success, and we cannot assure you that we will be successful in attracting and retaining the necessary personnel. In addition, we are highly dependent on our direct sales force for sales of our products as we have limited distribution channels. Continuity of technical personnel is an important factor in the successful completion of development projects, and any turnover of our research and development personnel could materially and adversely impact our development and marketing efforts.

     Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified sales, technical and managerial personnel. Competition for this type of personnel is intense, and we cannot assure you that we will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary sales, technical and managerial personnel could have a material adverse effect upon our business, operating results and financial condition.

OUR ABILITY TO COMPETE SUCCESSFULLY WILL DEPEND, IN PART, ON OUR ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH WE MAY NOT BE ABLE TO PROTECT

     We rely on a combination of patent, trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. The source code for our proprietary software is protected both as a trade secret and as a copyrighted work. Policing unauthorized use of our products, however, is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition regardless of the outcome of the litigation.

     Effective copyright and trade secret protection may be unavailable or limited in some foreign countries. To license our products, we frequently rely on "shrink wrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of several jurisdictions. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for any such breach. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may be able to develop products that are equal or superior to our products without infringing on any of our intellectual property rights. For further information on our intellectual property and the difficulties in protecting it, see "-- Proprietary Rights" above.

OUR PRODUCTS EMPLOY TECHNOLOGY THAT MAY INFRINGE ON THE PROPRIETARY RIGHTS OF THIRD PARTIES, WHICH MAY EXPOSE US TO LITIGATION

     Third parties may assert that our products infringe their proprietary rights, or may assert claims for indemnification resulting from infringement claims against us. Any such claims may cause us to delay or cancel shipment of our products which could materially adversely affect our business, financial condition and results of operations. In addition, irrespective of the validity or the successful assertion of such claims, we could incur significant costs in defending against such claims.

WE ARE DEPENDENT ON PROPRIETARY TECHNOLOGY LICENSED FROM THIRD PARTIES, THE LOSS OF WHICH COULD DELAY SHIPMENTS OF PRODUCTS INCORPORATING THIS TECHNOLOGY AND COULD BE COSTLY

     Some of the technology used by our products is licensed from third parties, generally on a nonexclusive basis. We believe that there are alternative sources for each of the material components of technology we license from third parties. However, the termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in our ability to ship these products while we seek to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on our quarterly results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we cannot assure you that we will be able to do so on commercially reasonable terms or at all.

POTENTIAL ACQUISITIONS MAY HAVE UNEXPECTED CONSEQUENCES OR IMPOSE ADDITIONAL COSTS ON US

     Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we will address the need to develop new products is through acquisitions of complementary businesses and technologies. From time to time, we have considered and evaluated potential business combinations both involving our acquisition of another company and transactions involving the sale of Verity through, among other things, a possible merger or consolidation of our business into that of another entity. We may engage in discussions relating to these types of transactions in the future. Acquisitions involve numerous risks, including the following:

     - difficulties in integration of the operations, technologies, and products of the acquired companies;

     - the risk of diverting management's attention from normal daily operations of the business;

     - accounting consequences, including changes in purchased research and development expenses, resulting in variability in our quarterly earnings;

     - potential difficulties in completing projects associated with purchased in process research and development;

     - risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

     - the potential loss of key employees of the acquired company; and

     - the assumption of unforeseen liabilities of the acquired company.

We cannot assure you that our previous or future acquisitions will be successful and will not adversely affect our financial condition or results of operations. In fiscal 1997, we experienced difficulties in integrating and leveraging our acquisitions of Cognisoft Corporation and 64K Incorporated. We must also maintain our ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we make could harm our business and operating results.

WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO OUR EXPECTED STOCK PRICE VOLATILITY

     In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. Because we expect our stock price to fluctuate significantly, we may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, and could seriously harm our business.

                         RISKS RELATED TO OUR INDUSTRY

WE DEPEND ON INCREASING USE OF THE INTERNET, INTRANETS, EXTRANETS AND ON THE GROWTH OF ELECTRONIC COMMERCE. IF THE USE OF THE INTERNET, INTRANETS, EXTRANETS AND ELECTRONIC COMMERCE DO NOT GROW AS ANTICIPATED, OUR BUSINESS WILL BE SERIOUSLY HARMED

     The products of most of our customers depend on the increased acceptance and use of the Internet as a medium of commerce and on the development of corporate intranets and extranets. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. The lack of such development would impair demand for our products and would adversely affect our ability to sell our products. Demand and market acceptance for recently introduced services and products over the Internet and the development of corporate intranets and extranets are subject to a high level of uncertainty, and there exist few proven services and products.

     The business of most of our customers would be seriously harmed if:

     - use of the Internet, the Web and other online services does not continue to increase or increases more slowly than expected;

     - the infrastructure for the Internet, the Web and other online services does not effectively support expansion that may occur; or

     - the Internet, the Web and other online services do not create a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for our products and services.

CAPACITY CONSTRAINTS MAY RESTRICT THE USE OF THE INTERNET AS A COMMERCIAL MARKETPLACE, WHICH WOULD RESTRICT OUR GROWTH

     The Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons. These include:

     - potentially inadequate development of the necessary communication and network infrastructure, particularly if rapid growth of the Internet continues;

     - delayed development of enabling technologies and performance improvements;

     - delays in the development or adoption of new standards and protocols; and

     - increased governmental regulation.

     Our ability to grow our business is dependent on the growth of the Internet and, consequently, any such adverse events would impair our ability to grow our business.

SECURITY RISKS AND CONCERNS MAY DETER THE USE OF THE INTERNET FOR CONDUCTING ELECTRONIC COMMERCE, WHICH WOULD ADVERSELY AFFECT THE DEMAND FOR OUR PRODUCTS

     A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other web sites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Internet for commerce and communications, resulting in reduced demand for our products, thus adversely affecting our revenues.

SECURITY RISKS EXPOSE US TO ADDITIONAL COSTS AND TO LITIGATION

     Anyone who circumvents our security measures could misappropriate proprietary information or cause interruptions in our services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. To the extent that our activities may involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could expose us to a risk of loss or litigation and possible liability. Our security measures may be inadequate to prevent security breaches, and our business would be harmed if we do not prevent them.

OUR OR THIRD PARTIES' COMPUTER SYSTEMS MAY FAIL IN THE YEAR 2000, WHICH WOULD DELAY OUR PRODUCT DEVELOPMENT AND THE SALE OF OUR PRODUCTS

     Failure of our computer systems could adversely affect our product development processes and/or our ability to cost-effectively manage Verity during the time required to fix such problems. In addition, computer failures could cause the our customers to postpone or cancel orders for our products. We are currently assessing the readiness of our computer systems and those of our major customers to handle dates beyond the year 1999. Unforeseen problems in our own computers and embedded systems and from customers, suppliers and other organizations with which we conduct transactions worldwide may arise. These statements constitute year 2000 disclosures under federal law. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of the Year 2000 Computer Problem" for more information on the status of our preparation relating to this issue.

                 RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

THE MARKET PRICE OF OUR COMMON STOCK WILL FLUCTUATE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT

     Our common stock is quoted for trading on the Nasdaq National Market. The market price for our common stock may continue to be highly volatile for a number of reasons including:

     - future announcements concerning Verity or its competitors;

     - quarterly variations in operating results;

     - announcements of technological innovations;

     - the introduction of new products or changes in product pricing policies by us or competitors;

     - proprietary rights or other litigation; and

     - changes in earnings estimates by analysts or other factors.

     In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may materially and adversely affect the market price of our common stock.

WE HAVE IMPLEMENTED CERTAIN ANTI-TAKEOVER PROVISIONS THAT MAY PREVENT OR DELAY AN ACQUISITION OF VERITY THAT MIGHT BE BENEFICIAL TO OUR STOCKHOLDERS

     Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

     - establishment of a classified board of directors such that not all members of the board may be elected at one time;

     - the ability of the board of directors to issue without stockholder approval up to 1,999,995 shares of preferred stock to increase the number of outstanding shares and thwart a takeover attempt;

     - no provision for cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

     - limitations on who may call special meetings of stockholders;

     - prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

     - establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

     In September 1996, our board of directors adopted a Share Purchase Rights Plan, commonly referred to as a "poison pill." In addition, the anti-takeover provisions of Section 203 of the Delaware General Corporations Law and the terms of our stock option plan may discourage, delay or prevent a change in control of Verity.

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should" or "will" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "-- Risk Factors" above, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements. In addition, this Annual Report on Form 10-K contains forward-looking statements attributed to third party industry sources relating to their estimates regarding the growth of Internet use. You should not place undue reliance on these forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results, unless required by law.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     As of June 30, 1999, our executive officers were as follows:

            NAME               AGE                              POSITION
            ----               ---                              --------
Gary J. Sbona                  55     President, Chief Executive Officer and Chairman of the Board
Stephen W. Young               50     Chief Operating Officer
James E. Ticehurst             54     Vice President, Finance and Administration and Assistant
                                      Secretary
Anthony J. Bettencourt         38     Senior Vice President, Worldwide Sales and Product Marketing
James A. Garvey                59     Vice President, Engineering
Hugh S. Njemanze               42     Vice President and Chief Technology Officer
Ronald F.E. Weissman           48     Vice President, Strategy and Corporate Marketing
Thomas E. Gardner              58     Vice President, Product Strategy
Todd K. Yamami                 32     Corporate Controller

     GARY J. SBONA has been our President and Chief Executive Officer since July 1997, a director since May 1998 and the Chairman of our Board of Directors since March 1999. Since 1974, Mr. Sbona has also served as the chairman and chief executive officer of Regent Pacific Management Corporation, a professional services company that is currently providing our company with management services. Mr. Sbona holds a B.S. in Business and Engineering from San Jose State University.

     STEPHEN W. YOUNG joined our company as part of the Regent Pacific Management team in July 1997 and was subsequently appointed to the position of Chief Operating Officer. Since 1990, Mr. Young has served as a principal of Regent Pacific Management Corporation. Mr. Young holds a B.S. in Industrial Administration and a M.B.A. from the University of Illinois.

     JAMES E. TICEHURST joined our company as Accounting Manager in December 1988 in a consulting capacity. He was subsequently promoted to Controller and in October 1997 was appointed to the position of Vice President, Administration and Controller and Assistant Secretary. In February 1999, Mr. Ticehurst was promoted to Vice President, Finance and Administration and Assistant Secretary. Mr. Ticehurst holds a B.S. in Accounting from San Jose State University.

     ANTHONY J. BETTENCOURT joined our company in July 1995 as Vice President of North American sales. He was subsequently promoted to Vice President of Worldwide Sales and Marketing and served in this position until his departure in December 1996. Mr. Bettencourt rejoined our company in September 1997 as Senior Vice President, Worldwide Sales and Product Marketing. Prior to initially joining our company, Mr. Bettencourt served as vice president of sales for Versant Object Technology from 1992 to June 1995 and as director of U.S. sales for Versant Object Technology from July 1990 to 1992. Prior to rejoining us, Mr. Bettencourt served as an officer of OnLive! Technologies, a private technology company. From December 1988 to July 1990, Mr. Bettencourt served as Vice President of Sales for Rockwell CMC. Mr. Bettencourt holds a B.A. from Santa Clara University.

     JAMES A. GARVEY joined our company as part of the Regent Pacific Management team in July 1997 and was subsequently appointed to the position Vice President, Engineering. Since 1984, Mr. Garvey has served as a principal of Regent Pacific Management Corporation. Mr. Garvey holds a B.S. and a M.S. from Providence College and a Ph.D. from Brown University.

     HUGH S. NJEMANZE has served as Vice President since February 1997 and our Chief Technology Officer since July 1997. Mr. Njemanze joined our company in November 1993 serving as Software Architect until April 1994. He then served as Director, Applications Development until February 1997. Prior joining our company, he served as a member of the Technical Staff at Apple Computer. Mr. Njemanze holds a B.S. in Computer Science from Purdue University.

     RONALD F.E. WEISSMAN joined our company in May 1997 as Vice President, Corporate Marketing. In October 1997, he became Vice President of Worldwide Marketing. In July 1998, he took on a new role at our company, Vice President, Strategy, Corporate Development and Corporate Marketing. Mr. Weissman was employed by Filoli Information Systems as Vice President, Sales and Marketing from April 1995 to May 1997. From January 1990 to April 1995, he was employed by NeXT Software, Inc. in various capacities, most recently as Director, Corporate Marketing where he managed European marketing and American corporate marketing. Mr. Weissman holds a B.A., a M.A. and a Ph.D. from the University of California, Berkeley.

     THOMAS E. GARDNER joined our company as part of the Regent Pacific Management team in July 1997 and was subsequently appointed to the position Vice President, Product Strategy. Since 1986, Mr. Gardner has been associated with Regent Pacific Management Corporation. Mr. Gardner holds a B.S. in Electrical Engineering from Polytechnic Institute of Brooklyn, an M.S. in Engineering Science from Rensselaer Polytechnic Institute and a M.S. in Management from Stanford University.

     TODD K. YAMAMI joined our company as Accounting Manager in June 1995 and in November 1997 he was promoted to Director, Finance and Accounting and, in February 1999, he was appointed Corporate Controller. Mr. Yamami holds a B.S. in Finance and a M.B.A. from Santa Clara University.

ITEM 2. PROPERTIES

     Our principal administrative, sales, marketing and research and development facilities occupy approximately 51,000 square feet in Sunnyvale, California. Our operating lease agreement for this facility commenced in June 1996 and expires in March 2005. Our average annual lease payment, based on the total 96,000 square feet of leased property, is scheduled to be approximately $1.2 million. In addition, we also lease sales offices in Virginia, New York, Illinois, England, Netherlands, France and Germany and a development and technical support office in Canada.

ITEM 3. LEGAL PROCEEDINGS

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol VRTY.

     The following table sets forth the high and low last sales prices of the common stock as reported by the Nasdaq National Market for the periods indicated.

                                                              HIGH      LOW
                                                             ------    ------
Fiscal Year ended May 31, 1998
  First Quarter............................................  $ 7.75    $ 5.19
  Second Quarter...........................................    5.63      4.56
  Third Quarter............................................    5.94      4.38
  Fourth Quarter...........................................   10.22      5.06
Fiscal Year ended May 31, 1999
  First Quarter............................................  $13.13    $ 5.13
  Second Quarter...........................................   18.88      5.88
  Third Quarter............................................   40.63     17.25
  Fourth Quarter...........................................   42.88     30.19
Fiscal Year ended May 31, 2000
  First Quarter (through July 8, 1999).....................  $54.19    $35.38

On July 13, 1999, the last reported sale price of the common stock on the Nasdaq National Market was $49.75 per share. As of May 31, 1999, there were approximately 187 holders of record of the Company's Common Stock and 12,805,912 shares of Common Stock outstanding.

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings to finance the expansion of our business and, therefore, do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                           FISCAL YEAR ENDED MAY 31,
                                             ------------------------------------------------------
                                               1995       1996        1997        1998       1999
                                             --------    -------    --------    --------    -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Software products........................  $ 10,143    $24,472    $ 34,934    $ 28,658    $48,327
  Service and other........................     5,743      6,246       7,737      10,200     16,098
                                             --------    -------    --------    --------    -------
       Total revenues......................    15,886     30,718      42,671      38,858     64,425
                                             --------    -------    --------    --------    -------
Costs of revenues:
  Software products........................       623      2,074       2,688       2,426      1,218
  Service and other........................     2,926      2,785       3,892       5,178      4,660
                                             --------    -------    --------    --------    -------
       Total costs of revenues.............     3,549      4,859       6,580       7,604      5,878
                                             --------    -------    --------    --------    -------
Gross profit...............................    12,337     25,859      36,091      31,254     58,547
                                             --------    -------    --------    --------    -------
Operating expenses:
  Research and development.................     5,892      8,488      14,310      15,544     13,711
  Acquisition of in-process research and
    development and other..................        --        381      14,894          --         --
  Marketing and sales......................     9,280     14,912      21,505      22,757     26,860
  General and administrative...............     2,747      3,469       4,864       7,610      6,323
  Restructuring charges....................        --         --          --       3,006         --
                                             --------    -------    --------    --------    -------
       Total operating expenses............    17,919     27,250      55,573      48,917     46,894
                                             --------    -------    --------    --------    -------
Income/(loss) from operations..............    (5,582)    (1,391)    (19,482)    (17,663)    11,653
Other income, net..........................        57      1,342       1,943       1,553      1,085
Interest expense...........................      (313)      (264)       (212)       (100)        (8)
                                             --------    -------    --------    --------    -------
Income/(loss) before provision for income
  taxes....................................    (5,838)      (313)    (17,751)    (16,210)    12,730
Provision for income taxes.................        --         --        (180)       (300)      (600)
                                             --------    -------    --------    --------    -------
Net income/(loss)..........................  $ (5,838)   $  (313)   $(17,931)   $(16,510)   $12,130
                                             ========    =======    ========    ========    =======
Net income/(loss) per share -- basic.......  $  (2.18)   $ (0.12)   $  (1.65)   $  (1.47)   $  1.00
                                             ========    =======    ========    ========    =======
Net income/(loss) per share -- diluted.....  $  (2.18)   $ (0.12)   $  (1.65)   $  (1.47)   $  0.88
                                             ========    =======    ========    ========    =======
Number of shares used in per share
  calculation -- basic.....................     3,635      7,829      10,840      11,225     12,099
                                             ========    =======    ========    ========    =======
Number of shares used in per share
  calculation -- diluted...................     3,635      7,829      10,840      11,225     13,850
                                             ========    =======    ========    ========    =======
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..................  $    324    $ 2,482    $  2,934    $  5,505    $ 7,907
Working capital (deficit)..................    (1,338)    44,087      18,676      15,912     33,282
Total assets...............................     6,987     62,724      49,443      41,449     65,026
Long-term obligations, net of current
  portion..................................       924        639         167           2         --
Mandatorily redeemable convertible
  preferred stock..........................    32,069         --          --          --         --
Stockholders' (deficit) equity.............   (32,439)    52,808      37,273      24,055     43,419

     The net loss used in computing net loss per share has been increased by the accretion of the mandatorily redeemable convertible preferred stock to its redemption value in the years ended May 31, 1995 and 1996 of $2,081,000 and $611,000, respectively. See Note 2 of Notes to Consolidated Financial Statements beginning on page 50 of this Annual Report on Form 10-K for an explanation of the method used to determine the number of shares used to compute per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading "Item 1. Business -- Risk Factors."

OVERVIEW

     From 1988 to 1994, we derived substantially all of our revenues from the license of custom search and retrieval applications and consulting and other services related to such applications. Recently, we have refined and enhanced our core technology to add functionality and facilitate incorporation of our technology in a variety of applications addressing the enterprise, Internet, online, and original equipment manufacturer, or OEM, markets. We expect that for the foreseeable future we will continue to derive the largest portion of our revenues from licensing our technology for enterprise applications.

     During fiscal 1997 and early fiscal 1998, we incurred substantial net losses and our quarterly revenues fluctuated significantly. In particular, we incurred reduced revenues on a quarter-to-quarter basis in the first quarter of fiscal 1997, the third quarter of fiscal 1997 and the first quarter of fiscal 1998. In this period, we experienced significant turnover in our workforce, including turnover of several members of senior management. Also, we experienced difficulties in integrating or leveraging our acquisitions of Cognisoft Corporation and 64K Incorporated in fiscal 1997. Under these circumstances, on July 31, 1997 we retained Mr. Gary J. Sbona as our president and chief executive officer, and we entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the chief executive officer. Pursuant to this agreement, Regent Pacific has provided management services for Verity, including the services of Mr. Sbona as chief executive officer and president and at least four other Regent Pacific personnel as part of our management team. See "Item 13 Certain Relationships and Related Transactions."

     Starting in fiscal 1998, the new management team implemented changes designed to refocus our business on our core products and markets and to streamline operations. In connection with the changes, we incurred a $3.0 million restructuring charge in the quarter ended November 30, 1997. Our restructuring and renewed focus contributed to significantly improved results during the second half of fiscal 1998 and during fiscal 1999. During the quarterly periods ended August 31, 1997 to May 31, 1999, we experienced increased revenues on a quarterly basis. In addition, during the quarterly periods ended May 31, 1998 to May 31, 1999, we experienced five straight quarters of record revenues and profitability. We incurred a net loss of $16.5 million in fiscal 1998, which included the $3.0 million restructuring charge. In fiscal 1999, we achieved net income of $12.1 million. While our goal is to increase revenue and generate net income in future periods, we cannot assure you that our strategy will be successful, that we will experience the rate of revenue growth we experienced in the last eight quarters in future periods, or that we will continue to maintain positive cash flow or profitability.

     Our revenues are derived from license fees for our software products and fees for services complementary to our products, including software maintenance, consulting and training. Fees for services generally are charged separately from the license fees for our software products. Effective for contracts entered into starting June 1, 1998, we recognize revenues in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition." We recognize maintenance revenues from ongoing customer support and product upgrades ratably over the term of the applicable maintenance agreement, which is typically 12 months. Generally, we receive payments for maintenance fees in advance and they are nonrefundable. We recognize revenues for consulting and training generally when the services are performed. Statement of Position No. 97-2 supersedes Statement of Position No. 91-1, "Software Revenue Recognition," and was effective for transactions we entered into in fiscal years beginning after December 15, 1997.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenue represented by certain items in our Consolidated Statements of Operations for the periods indicated:

                                                              FISCAL YEAR ENDED MAY 31,
                                                              --------------------------
                                                               1997      1998      1999
                                                              ------    ------    ------
Revenues:
  Software products.........................................   81.9%     73.8%     75.0%
  Service and other.........................................   18.1      26.2      25.0
                                                              -----     -----     -----
          Total revenues....................................  100.0     100.0     100.0
                                                              -----     -----     -----
Costs of revenues:
  Software products.........................................    6.3       6.3       1.9
  Service and other.........................................    9.1      13.3       7.2
                                                              -----     -----     -----
          Total costs of revenues...........................   15.4      19.6       9.1
                                                              -----     -----     -----
Gross margin................................................   84.6      80.4      90.9
                                                              -----     -----     -----
Operating expenses:
  Research and development..................................   33.5      40.0      21.3
  Acquisition of in-process research and development and
     other..................................................   34.9       0.0       0.0
  Marketing and sales.......................................   50.4      58.6      41.7
  General and administrative................................   11.4      19.6       9.8
  Restructuring charges.....................................    0.0       7.7       0.0
                                                              -----     -----     -----
          Total operating expenses..........................  130.2     125.9      72.8
                                                              -----     -----     -----
Income/(loss) from operations...............................  (45.7)    (45.5)     18.1
Other income, net...........................................    4.1       3.8       1.7
                                                              -----     -----     -----
Income/(loss) before provision for income taxes.............  (41.6)    (41.7)     19.8
Provision for income taxes..................................   (0.4)     (0.8)     (1.0)
                                                              -----     -----     -----
Net income/(loss)...........................................  (42.0)%   (42.5)%    18.8%
                                                              =====     =====     =====

YEARS ENDED MAY 31, 1997, 1998 AND 1999

Revenues

     Our total revenues decreased 8.9% from $42.7 million in fiscal 1997 to $38.9 million in fiscal 1998 and increased 65.8% to $64.4 million in fiscal 1999. The decrease from fiscal 1997 to fiscal 1998 was due principally to lower revenues from licensing enterprise products and, to a lesser extent, lower revenues from Internet products. The increase from fiscal 1998 to fiscal 1999 was due principally to higher revenues from licensing development kits and enterprise products. Software product revenues decreased as a percentage of total revenues from 81.9% in fiscal 1997 to 73.8% in fiscal 1998 and increased to 75.0% in fiscal 1999. Conversely, service and other revenues increased as a percentage of total revenues from 18.1% in fiscal 1997 to 26.2% in fiscal 1998 and decreased to 25.0% in fiscal 1999.

     Software products revenues. Our software products revenues decreased 18.0% from $34.9 million in fiscal 1997 to $28.7 million in fiscal 1998 and increased 68.6% to $48.3 million in fiscal 1999. The decrease from fiscal 1997 to fiscal 1998 was due principally to lower revenues from licensing enterprise products and, to a lesser extent, lower revenues from Internet products. The increase from fiscal 1998 to fiscal 1999 was due principally to higher revenues from licensing development kits and enterprise products.

     Service and other revenues. Our service and other revenues consist primarily of fees for software maintenance, consulting and training. Service and other revenues increased 31.8% from $7.7 million in fiscal 1997 to $10.2 million in fiscal 1998 and increased 57.8% to $16.1 million in fiscal 1999. The increase in service revenues in fiscal 1998 and fiscal 1999 was due primarily to increases in maintenance revenues and, to a lesser extent, consulting revenues.

     Service and other revenues derived from foreign operations accounted for 4.6%, 6.1% and 6.4% of total revenues, respectively, in fiscal 1997, 1998 and 1999. Our export sales consist primarily of products licensed for delivery outside of the United States. In fiscal years 1997, 1998 and 1999, export sales accounted for 23.8%, 26.6% and 27.1% of total revenues, respectively.

     No single customer accounted for 10% or more of our revenues during fiscal years 1997, 1998 or 1999. Revenues derived from sales to the federal government and its agencies were 9.5%, 9.0% and 8.1% of total revenues in fiscal years 1997, 1998 and 1999, respectively. Sales to government agencies declined as a percentage of revenues from fiscal 1997 to fiscal 1999, and may decline in the future.

Costs of Revenues

     Costs of software products. The cost of our software products consist primarily of product media, duplication, manuals, packaging materials, shipping expenses and royalties, and in certain instances, licensing of third-party software incorporated in our products. Costs of our software products decreased 9.7% from $2.7 million in fiscal 1997 to $2.4 million in fiscal 1998 and decreased 49.8% to $1.2 million in fiscal 1999, representing 7.7%, 8.5% and 2.5%, respectively, of software product revenues. The decrease in costs of revenues from fiscal 1997 to fiscal 1998 was related to the lower level of software product sales and decreasing costs of third party software components. The decrease in costs of revenues from fiscal 1998 to fiscal 1999 was related to the elimination of the amortization expense related to capitalized software and decreasing costs of third party software components in fiscal 1999. During fiscal 1997 and 1998, we capitalized software development costs in the amounts of $1.4 million and $198,000, respectively, which have been fully amortized as of May 31, 1998. In fiscal 1999, we did not capitalize any software development costs since such costs were not significant. Amortization is included in the costs of product revenue.

     Costs of service and other. Our costs of service and other consists of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. Costs of service and other increased 33.0% from $3.9 million in fiscal 1997 to $5.2 million in fiscal 1998 and decreased 10.0% to $4.7 million in fiscal 1999. As a percentage of service and other revenue, these costs represented 50.3%, 50.8% and 29.0% in fiscal years 1997, 1998 and 1999, respectively. The increase in costs of service and other from fiscal 1997 to fiscal 1998 was related to staff additions associated with our customer support and consulting businesses. The decrease in costs of service and other from fiscal 1998 to fiscal 1999 was primarily related to reduced expenses associated with the transfer of technical support operations from California to Calgary, Canada.

Operating Expenses

     Research and development. Research and development expenses increased 8.6% from $14.3 million in fiscal 1997 to $15.5 million in fiscal 1998 and decreased 11.8% to $13.7 million in fiscal 1999, representing 33.5%, 40.0% and 21.3% of total revenues, respectively. The increase in absolute dollars from fiscal 1997 to fiscal 1998 was primarily due to a significant increase in research and development personnel during fiscal 1997 and the first six months of fiscal 1998, focused on development of products addressing enterprise, Internet and CD-ROM applications. The decrease in absolute dollars from fiscal 1998 to fiscal 1999 was a result of a discontinuation of certain operations related to our Insite, Cognisoft and 64K subsidiaries in fiscal 1998. We believe that research and development expenses will increase in the future primarily due to the introduction of new products and other anticipated product development efforts. Our future research and development expenses may vary as a percentage of total revenues.

     In fiscal 1997, we capitalized approximately $1.4 million of software development costs, in connection with the development of a number of products included in our Knowledge Retrieval product line and the IntelliServ product. During fiscal 1998, we capitalized software development costs in the amount of $198,000. We did not capitalize software development costs in fiscal 1999 since such costs were not significant.

     Acquisition of in-process research and development. In fiscal 1997, we incurred $14.9 million of acquisition of in-process research and development expenses, representing 34.9% of total revenues. During fiscal 1998 and 1999, there were no costs for acquisition of in-process research and development.

     In fiscal 1997, we acquired Cognisoft Corporation, 64K Incorporated and the KeyView Business Unit of FTP Software, Inc. Cognisoft Corporation, a start-up company located in Bellevue, Washington, had developed an intranet application that enables corporations to "push" information to users from multiple data sources. Approximately $10.1 million of the purchase price was allocated to purchased research and development related to products for which technological feasibility had not been established and for which there was no alternative future use. 64K Incorporated, a privately held company located in San Jose, California, was developing a technology to improve the speed and effectiveness of relational database searches. Approximately $3.1 million of the purchase price was allocated to purchased research and development related to products for which technological feasibility had not been established and for which there was no alternative future use. KeyView develops and markets advanced viewing and filtering technology and is based in Calgary, Canada. Approximately $1.1 million of the purchase price was allocated to purchased research and development related to products for which technological feasibility had not been established and for which there was no alternative future use.

     Marketing and sales. Our marketing and sales expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, pre-sales customer service and support costs. Marketing and sales expenses increased 5.8% from $21.5 million in fiscal 1997 to $22.8 million in fiscal 1998 and increased 18.0% to $26.9 million in fiscal 1999, representing 50.4%, 58.6% and 41.7% of total revenues, respectively. These increases in absolute dollars were primarily related to our expansion of our marketing and sales organization, particularly in the United States and Europe. We anticipate that we will continue to make significant investments in marketing and sales.

     General and administrative. General and administrative expenses increased 56.5% from $4.9 million in fiscal 1997 to $7.6 million in fiscal 1998 and decreased 16.9% to $6.3 million in fiscal 1999, representing 11.4%, 19.6% and 9.8% of total revenues, respectively. The increase from fiscal 1997 to fiscal 1998 in absolute dollars was primarily due to increases in professional service fees required to support our operations. In particular, in fiscal 1998, we incurred increased professional service fees, in accordance with the Regent Pacific Management Agreement, in connection with the support of our operations. In addition, in fiscal 1998, we incurred additional legal expenses associated with the lawsuit filed with Lotus Development Corporation. The decrease from fiscal 1998 to fiscal 1999 in absolute dollars was primarily due to a decrease in legal expenses as well as the discontinuation of our Cognisoft subsidiary.

     Restructuring charges. During the quarter ended November 30, 1997, we implemented a worldwide restructuring of our corporate operations which resulted in workforce reductions and business consolidations. In connection with the restructuring, we recorded a $3.0 million restructuring charge in the quarter ended November 30, 1997, of which $1.6 million was related to severance costs associated with the reduction in the worldwide workforce, $0.5 million to the termination of certain lease agreements, $0.6 million to the write-off of certain assets and $0.3 million to the costs associated with the restructuring. Of the total $3.0 million in restructuring charge, approximately $0.2 million is a current liability as of May 31, 1999.

INCOME TAXES

     We have established a valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be reduced.

     Our deferred tax asset related to our net operating loss carryforwards includes the tax benefit derived from the disqualifying dispositions of incentive stock options and the exercise of nonqualified stock options. The benefit, which totaled $4.7 million and $372,000 at May 31, 1999 and 1998, respectively, will be credited directly to additional paid-in capital when our deferred tax asset is recognized.

     As of May 31, 1999, we had approximately $36.2 million and $10.7 million of net operating loss carryforwards for federal and California purposes, respectively, to offset future taxable income. We also had federal and state research and development tax credit carryforwards of approximately $2.2 million and $621,000, respectively, at May 31, 1999. These carryforwards expire in the years 2000 to 2019 if not utilized. A portion of our net operating loss and tax credit carryforwards are subject to an annual limitation of approximately $4.9 million as a result of ownership change, as defined by tax laws. See Note 9 of Notes to Consolidated Financial Statements beginning on page 61 of this Annual Report on Form 10-K.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated statements of operations data, both in dollar amount and as a percentage of total revenues, for each of the eight quarters in the period ended May 31, 1999. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those specifically discussed in "Item 1. Business -- Risk Factors."

                                                                             QUARTER ENDED
                                       ------------------------------------------------------------------------------------------
                                       AUG. 31,    NOV. 30,    FEB. 28,    MAY 31,    AUG. 31,    NOV. 30,    FEB. 28,    MAY 31,
                                         1997        1997        1998       1998        1998        1998        1999       1999
                                       --------    --------    --------    -------    --------    --------    --------    -------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Revenues:
  Software products..................  $ 3,116     $ 6,666     $ 8,652     $10,224    $ 9,889     $11,497     $12,468     $14,473
  Service and other..................    2,224       2,522       2,553       2,901      3,331       3,713       4,267       4,787
                                       -------     -------     -------     -------    -------     -------     -------     -------
    Total revenues...................    5,340       9,188      11,205      13,125     13,220      15,210      16,735      19,260
                                       -------     -------     -------     -------    -------     -------     -------     -------
Costs of revenues:
  Software products..................      705         861         682         178        437         401         211         169
  Service and other..................    1,685       1,294       1,148       1,051      1,082       1,074       1,159       1,345
                                       -------     -------     -------     -------    -------     -------     -------     -------
    Total costs of revenues..........    2,390       2,155       1,830       1,229      1,519       1,475       1,370       1,514
                                       -------     -------     -------     -------    -------     -------     -------     -------
Gross profit.........................    2,950       7,033       9,375      11,896     11,701      13,735      15,365      17,746
                                       -------     -------     -------     -------    -------     -------     -------     -------
Operating expenses:
  Research and development...........    5,033       4,153       3,405       2,953      3,275       3,299       3,521       3,616
  Marketing and sales................    5,745       6,048       5,530       5,434      5,952       6,608       6,783       7,517
  General and administrative.........    2,152       1,484       1,340       2,634      1,381       1,610       1,630       1,702
  Restructuring charges..............       --       3,006          --          --         --          --          --          --
                                       -------     -------     -------     -------    -------     -------     -------     -------
    Total operating expenses.........   12,930      14,691      10,275      11,021     10,608      11,517      11,934      12,835
                                       -------     -------     -------     -------    -------     -------     -------     -------
Income/(loss) from operations........   (9,980)     (7,658)       (900)        875      1,093       2,218       3,431       4,911
Other income, net....................      264         549         340         300        287         297         229         264
                                       -------     -------     -------     -------    -------     -------     -------     -------
Income/(loss) before provision for
  income taxes.......................   (9,716)     (7,109)       (560)      1,175      1,380       2,515       3,660       5,175
Provision for income taxes...........      (50)        (50)        (50)       (150)      (150)       (150)       (150)       (150)
                                       -------     -------     -------     -------    -------     -------     -------     -------
Net income/(loss)....................  $(9,766)    $(7,159)    $  (610)    $ 1,025    $ 1,230     $ 2,365     $ 3,510     $ 5,025
                                       =======     =======     =======     =======    =======     =======     =======     =======
Net income/(loss) per
  share -- basic.....................  $ (0.89)    $ (0.64)    $ (0.05)    $  0.09    $  0.11     $  0.20     $  0.29     $  0.40
                                       =======     =======     =======     =======    =======     =======     =======     =======
Net income/(loss) per
  share -- diluted...................  $ (0.89)    $ (0.64)    $ (0.05)    $  0.08    $  0.10     $  0.18     $  0.24     $  0.34
                                       =======     =======     =======     =======    =======     =======     =======     =======
Number of shares used in per share
  calculation -- basic...............   11,033      11,168      11,254      11,444     11,627      11,823      12,272      12,675
                                       =======     =======     =======     =======    =======     =======     =======     =======
Number of shares used in per share
  calculation -- diluted.............   11,033      11,168      11,254      12,430     12,882      13,145      14,541      14,830
                                       =======     =======     =======     =======    =======     =======     =======     =======

                                                                       AS A PERCENTAGE OF TOTAL REVENUES
                                              -----------------------------------------------------------------------------------
Revenues:
  Software products........................     58.4%      72.6%      77.2%      77.9%      74.8%      75.6%      74.5%      75.1%
  Service and other........................     41.6       27.4       22.8       22.1       25.2       24.4       25.5       24.9
                                              ------      -----      -----      -----      -----      -----      -----      -----
    Total revenues.........................    100.0      100.0      100.0      100.0      100.0      100.0      100.0      100.0
                                              ------      -----      -----      -----      -----      -----      -----      -----
Costs of revenues:
  Software products........................     13.2        9.4        6.1        1.3        3.3        2.6        1.3        0.9
  Service and other........................     31.6       14.1       10.2        8.0        8.2        7.1        6.9        7.0
                                              ------      -----      -----      -----      -----      -----      -----      -----
    Total costs of revenues................     44.8       23.5       16.3        9.3       11.5        9.7        8.2        7.9
                                              ------      -----      -----      -----      -----      -----      -----      -----
Gross profit...............................     55.2       76.5       83.7       90.7       88.5       90.3       91.8       92.1
                                              ------      -----      -----      -----      -----      -----      -----      -----
Operating expenses:
  Research and development.................     94.2       45.2       30.4       22.5       24.8       21.7       21.0       18.8
  Marketing and sales......................    107.6       65.8       49.3       41.4       45.0       43.4       40.6       39.0
  General and administrative...............     40.3       16.2       12.0       20.1       10.4       10.6        9.7        8.8
  Restructuring charges....................       --       32.7         --         --         --         --         --         --
                                              ------      -----      -----      -----      -----      -----      -----      -----
    Total operating expenses...............    242.1      159.9       91.7       84.0       80.2       75.7       71.3       66.6
                                              ------      -----      -----      -----      -----      -----      -----      -----
Income/(loss) from operations..............   (186.9)     (83.4)      (8.0)       6.7        8.3       14.6       20.5       25.5
Other income, net..........................      4.9        6.0        3.0        2.3        2.1        2.0        1.4        1.4
                                              ------      -----      -----      -----      -----      -----      -----      -----
Income/(loss) before provision for income
  taxes....................................   (182.0)     (77.4)      (5.0)       9.0       10.4       16.6       21.9       26.9
Provision for income taxes.................      0.9        0.5        0.4        1.2        1.1        1.0        0.9        0.8
                                              ------      -----      -----      -----      -----      -----      -----      -----
Net income/(loss)..........................   (182.9)%    (77.9)%     (5.4)%      7.8%       9.3%      15.6%      21.0%      26.1%
                                              ======      =====      =====      =====      =====      =====      =====      =====

     During the quarters ended August 31, 1997 and November 30, 1997, costs of software products revenues included amortization expenses related to capitalized software. During the quarter ended February 28, 1998, costs of software products revenues included additional costs of third party software components. During the quarters ended August 31, 1997 and November 30, 1997, research and development expenses included costs from our Insite, Cognisoft and 64K subsidiaries, which were subsequently discontinued. During the quarter ended August 31, 1997, general and administrative expenses included costs associated with management transition. During the quarter ended May 31, 1998, general and administrative expenses included additional legal expenses associated with the lawsuit filed with Lotus Development Corporation. During the quarter ended November 30, 1997, we implemented a worldwide restructuring of our corporate operations which resulted in workforce reductions and business consolidations.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through proceeds of approximately $23.6 million from private sales of preferred stock, proceeds from our initial public offering and secondary offering of common stock and, to a lesser extent, bank credit lines and capital leases. We completed our initial public offering of common stock in October 1995 and realized net proceeds of $32.5 million. In January 1996, we completed our secondary offering of common stock, which generated net proceeds of $16.5 million. We have used a portion of those proceeds to repay borrowings under our line of credit in the amount of $1.6 million. As of May 31, 1999, we had $40.3 million in cash and cash equivalents and investments.

     Our operating activities used cash of $791,000 and $9.0 million in fiscal 1997 and 1998, respectively, and provided cash of $14.9 million in fiscal 1999. Cash used in operations in fiscal 1997 was primarily due to our net loss and increase in accounts receivable reduced by the acquisition of in-process research and development and depreciation and amortization expense. Cash used in our operations in fiscal 1998 was primarily due to our net loss and increase in accounts receivable partially offset by depreciation and amortization expense and an increase in deferred revenue. Cash provided by operations in fiscal 1999 was primarily due to net income, an increase in accrued compensation and other accrued liabilities and depreciation and amortization expense partially offset by an increase in accounts receivable.

     Cash used in investing activities in fiscal 1997 was $922,000, cash provided by investing activities in fiscal 1998 was $9.0 million and cash used in investing activities in fiscal 1999 was $19.6 million. In fiscal 1997, the investing activities consisted primarily of cash paid in acquisitions and purchases of property and equipment. These investments were substantially offset by net proceeds from the sale of marketable securities. In fiscal 1998, we had a net proceed of $27.1 million from the sale and maturity of marketable securities. These investments were substantially offset by the purchase of marketable securities and property and equipment. In fiscal 1999, our purchase of marketable securities was partially offset by the sale and maturity of marketable securities.

     Cash provided by financing activities was $2.0 million, $2.7 million and $7.1 million in fiscal 1997, 1998 and 1999, respectively. In fiscal 1997, 1998 and 1999, such financing activities consisted primarily of the sale of common stock to employees through our employee stock purchase plan and proceeds from the exercise of stock options. In fiscal 1998, financing activities also consisted of the proceeds from stockholders on notes receivable.

     At May 31, 1999, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $36.2 million. We renegotiated our unsecured line of credit, which provides for up to $5 million in credit, with the same bank. Our commitments under this agreement expire on September 30, 1999. The line of credit is collateralized by all corporate assets, excluding leased equipment. Borrowings under the line of credit bear interest at the lender's prime rate. The agreement requires that we comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval. As of May 31, 1999, there were no borrowings outstanding under the line of credit. See Note 6 of Notes to Consolidated Financial Statements on page 56 of this Annual Report on Form 10-K.

     Capital expenditures, including capital leases, were approximately $8.6 million, $707,000 and $577,000 in fiscal 1997, 1998 and 1999, respectively. In fiscal 1997, these expenditures consisted primarily of purchases of computer hardware and software and leasehold improvements for our new facilities to which we relocated in July 1996. In fiscal 1998 and fiscal 1999, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software.

     We believe that our current cash and cash equivalents, proceeds from our anticipated public offering, our bank line of credit and our funds generated from operations, if any, will provide adequate liquidity to meet our capital and operating requirements through at least fiscal 2001. Thereafter, or if our anticipated public offering is not completed or our spending plans change, we may find it necessary to seek to obtain additional sources of financing to support our capital needs, but we cannot assure you that such financing will be available on commercially reasonable terms, or at all.

RECENT PRONOUNCEMENTS

     In March 1998, the American Institute of Public Accountants issued Statement of Position No. 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. We are currently evaluating the impact of SOP 98-1 on our financial statements and related disclosures.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all quarters of fiscal years beginning after June 15, 1999. We have not determined our strategy for the adoption of SFAS 133 or its effect on the financial statements.

     During October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 (SOP 97-2), Software Revenue Recognition. This statement delineates the accounting for software product and maintenance revenues. It supersedes Statement of Position No. 91-1, "Software Revenue Recognition," and is effective for transactions entered into in fiscal years beginning after December 15, 1997. We have evaluated the requirements of SOP 97-2 and our current revenue recognition policy is in compliance with this pronouncement. In December 1998, AcSEC released Statement of Position No. 98-9 (SOP 98-9), modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. We are evaluating the requirements of SOP 98-9 and the effects, if any, on our current revenue recognition policies.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This change is referred to as "year 2000 compliant." In a few months, computer systems and/or software products used by many companies may need to be upgraded to be year 2000 compliant.

     We have developed a phased year 2000 readiness plan for the current versions of our products. The plan includes:

     - development of corporate awareness;

     - assessment;

     - implementation including remediation, upgrading and replacement of certain product version;

     - validation testing; and

     - contingency planning.

     We also will continue to respond to customer concerns about prior versions of our products on a case-by-case basis.

     The current versions of our products are "year 2000 compliant" when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are also year 2000 compliant. We have not tested our products on all platforms or all versions of operating systems that we currently support and have advised our customers to verify that their platforms and operating systems support the transition to the year 2000.

     We face additional risk that suppliers of products, services and systems that we purchase and others with whom we transact business or from whom we license technology are not year 2000 compliant. We have not specifically tested software obtained from third parties that is incorporated into our products, such as licensed software, shareware, and freeware, but we are seeking assurances from our vendors that licensed software is year 2000 compliant. Despite testing by Verity and current and potential customers, and assurances from developers of products incorporated into the our products, our products may contain undetected errors or defects associated with year 2000 date functions. Known or unknown errors or defects in our products could result in the following adverse effects to our operations:

     - delay or loss of revenue;

     - diversion of development resources;

     - damage to our reputation; or

     - increased service or warranty costs.

     If third parties can not provide us with products, services or systems that are year 2000 compliant on a timely basis, our business, results of operations and financial condition could be materially and adversely affected. We plan to evaluate various contingency plans in case third-party vendors' systems are not year 2000 compliant by November 30, 1999.

     Finally, as is the case with other similarly situated software companies, if our current or future customers fail to achieve year 2000 compliance, or if they divert technology expenditures, especially technology expenditures that were reserved for enterprise software, to address year 2000 compliance problems, our business, results of operations, or financial condition could be materially and adversely affected.

     We have funded our year 2000 plan from operating cash flows and have not separately accounted for these costs in the past. To date, we have not incurred any material costs related to year 2000 compliance activities. We may continue to incur additional amounts related to the year 2000 for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. The costs of these year 2000 compliance activities are currently being reviewed and analyzed by management to determine the potential exposure, which could adversely affect our business, results of operations, and financial condition. These estimates will be derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, we cannot assure you that these estimates will be achieved and actual results could differ significantly from those plans. We may experience material problems and costs with year 2000 compliance. We cannot assure you that we will identify and remedy all significant year 2000 problems in a timely fashion, that remedial efforts in this regard will not involve significant time and expense, or that these problems will not have a material adverse effect on our business, results of operations and financial condition. We have not yet fully developed a comprehensive contingency plan to address situations that may result if we are unable to achieve year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be material. We are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company year 2000 compliance failures and related service interruptions.

     We have not been a party to any litigation or any proceedings to date involving our products or services related to year 2000 compliance issues; however, we cannot assure you that we will not in the future be required to defend our products or services in proceedings, or to negotiate the resolution of claims based on year 2000 issues. Some commentators have predicted significant litigation regarding year 2000 compliance issues, and we are aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it. The costs of defending and resolving year 2000-related disputes, and any liability of the company for year 2000-related damages, including consequential damages, could have a material adverse effect on our business, results of operations and financial condition.

IMPACT OF EUROPEAN MONETARY CONVERSION

     We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the euro, as of January 1, 1999, at which date the euro became a functional legal currency of these countries. During the next three years, business in the EMU member states will be conducted in both the existing national currency, such as the French franc or the Deutsche mark, and the euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handing these currencies, including the euro. We are still assessing the impact that the conversion to the euro will have on our internal systems, the sale of our products, and the European and global economies. We will take appropriate corrective actions based on the results of such assessment. We have not yet determined the cost related to addressing this issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of May 31, 1999, approximately 90% of our total portfolio matures in one year or less, with the remainder maturing in less than two years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

     The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of May 31, 1999:

                                                 FY2000         FY2001         TOTAL     FAIR VALUE
                                                 -------        ------        -------    ----------
                                                            (IN THOUSANDS)
Cash equivalents...............................  $ 7,907            --        $ 7,907     $ 7,907
Average interest rate..........................      2.5%
Short-term investments.........................  $28,327            --        $28,327     $28,327
Average interest rate..........................      4.9%
Long-term investments..........................       --        $4,132        $ 4,132     $ 4,132
Average interest rates.........................       --           5.4%

     Foreign Currency Risk. We transact business in various foreign currencies, including the British pound, the German mark, the Dutch guilder and the French Franc. We have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain sales contracts denominated in foreign currency. Under this program, fluctuations in foreign currencies during the period from the signing of the contract until payment are partially offset by realized gains and losses on the hedging instruments. The goal of this hedging program is to lock in exchange rates on our sales contracts denominated in foreign currencies. The notional amount of hedged contracts and the estimated fair value are not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements and Notes thereto, and related Financial Schedule, appear on pages 45 to 65 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL MATTERS

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     As of June 30, 1999, our directors were as follows:

            NAME               AGE                              POSITION
            ----               ---                              --------
Gary J. Sbona                  55     President, Chief Executive Officer and Chairman of the Board
Steven M. Krausz(1)            44     Director
Stephen A. MacDonald           53     Director
Charles P. Waite, Jr.(1)       44     Director

---------------
(1) Member of the Compensation and Audit Committees.

     GARY J. SBONA has been our President and Chief Executive Officer since July 1997, a director since May 1998 and the Chairman of our Board of Directors since March 1999. Since 1974, Mr. Sbona has also served as the chairman and chief executive officer of Regent Pacific Management Corporation, a professional services company that is currently providing our company with management services. Mr. Sbona holds a B.S. in Business and Engineering from San Jose State University.

     STEVEN M. KRAUSZ has served as a member of our board of directors since May 1988. Mr. Krausz has been a general partner of U.S. Venture Partners III, U.S.V. Entrepreneur Partners and BHMS Partners III since 1985. Mr. Krausz holds a B.S. in Electrical Engineering and a M.B.A. from Stanford University.

     STEPHEN A. MACDONALD has served as a member of our board of directors since December 1988. From May 1983 until May 1996, Mr. MacDonald was employed by Adobe Systems Incorporated where he served as Senior Vice President and Chief Operating Officer. From May 1996 to April 1998, he served as President and Chief Executive Officer of Active Software. Mr. MacDonald is currently a consultant. Mr. MacDonald is a director of Network Computing Devices, Inc. Mr. MacDonald holds a B.Sc. from Dalhousie University.

     CHARLES P. WAITE, JR. has served as a member of our board of directors since May 1988. Mr. Waite has been a general partner of Olympic Venture Partners II and a vice president of Northwest Venture Services Corp. since 1987, a general partner of Olympic Venture Partners III since 1994 and a general partner of Olympic Venture Partners IV since 1997. Mr. Waite is also a director of Cardima, Inc. and several privately held companies. Mr. Waite holds an A.B. in History from Kenyon College and a M.B.A. from Harvard University.

     Our executive officers are listed beginning on page 22 of this Annual Report on Form 10-K, together with their ages and certain information regarding their business experience.

     Officers are elected by and serve at the discretion of the board of directors. There are no family relationships among our directors or officers.

BOARD COMMITTEES

     Audit committee. Our audit committee, consisting of Steven M. Krausz and Charles P. Waite, Jr., reviews our internal accounting procedures and consults with and reviews the services provided by our independent auditors.

     Compensation committee. Our compensation committee, consisting of Steven M. Krausz and Charles P. Waite, Jr., administers our stock option plans, reviews and approves the compensation and benefits of all our officers and establishes and reviews general policies relating to compensation and benefits of our employees.

BOARD COMPOSITION

     In accordance with the terms of our certificate of incorporation, the terms of office of the board of directors are divided into three classes. As a result, only a portion of our board of directors is elected each year. The division of the three classes and their respective election dates are as follows:

        The class I directors, whose terms will expire at the annual meeting of stockholders to be held in September 1999, are Steven M. Krausz and Charles P. Waite, Jr.;

        The class II director, whose term will expire at the annual meeting of stockholders to be held in 2000 is Stephen A. MacDonald; and

        The class III director, whose term will expire at the annual meeting of stockholders to be held in 2001 is Gary J. Sbona.

     At each annual meeting of stockholders, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of the board of directors may have the effect of delaying or preventing changes in control or management of our company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Exchange Act ("Section 16(a)") requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten percent stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended May 31, 1999, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Directors do not receive any cash compensation for their services as members of the board of directors, although they are reimbursed for their expenses in attending board and committee meetings. In addition, all directors who have served on the board for more than six months and are not members of management will receive stock options to purchase 5,000 shares of common stock pursuant to the 1995 Outside Directors Stock Option Plan upon the date of each annual stockholders' meeting. The exercise price of each option is the fair market value on the day it is granted. Each option will vest over four years and generally must be exercised within ten years.

     During the last fiscal year, we granted options covering 50,000 shares to each of Steven M. Krausz, Stephen A. MacDonald and Charles P. Waite, Jr., at a weighted average exercise price of $25.07 per share. Five thousand of these options were granted under the 1995 Outside Directors Stock Option Plan and the remainder were granted under the 1995 Stock Option Plan. The per share exercise price of each option is the fair market value of such common stock on the date of grant (based on the closing sales price reported in the Nasdaq National Market for the date of grant).

                       COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

     The following table shows for the fiscal years ended May 31, 1997, 1998 and 1999, compensation awarded or paid to, or earned by, our Chief Executive Officer and our other four most highly compensated executive officers at May 31, 1999 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                            COMPENSATION
                                                                               AWARDS
                                                 ANNUAL COMPENSATION        ------------
                                             ----------------------------    SECURITIES
                                             FISCAL                          UNDERLYING     ALL OTHER
        NAME AND PRINCIPAL POSITION           YEAR     SALARY     BONUS        OPTION      COMPENSATION
        ---------------------------          ------   --------   --------   ------------   ------------
Gary J. Sbona..............................   1999    $ 52,000   $ 10,400     470,000         $  585(1)
  President, Chief Executive Officer          1998      15,167         --     350,000             73(1)
  and Chairman of the Board(2)                1997          --         --          --             --
Anthony J. Bettencourt.....................   1999     200,000    200,000     175,000            264(1)
  Senior Vice President,                      1998     147,051    292,500(4)   150,000           198(1)
  Worldwide Sales and Product Marketing(3)    1997      60,633     92,015      50,000            124(1)
Hugh S. Njemanze...........................   1999     196,875     39,375      75,000            408(1)
  Chief Technology Officer                    1998     171,250     35,000      55,000            408(1)
                                              1997     133,333          0      88,000            324(1)
James E. Ticehurst.........................   1999     136,250     27,250      80,000          1,422(1)
  Vice President, Finance and
Administration                                1998     106,711     21,342      30,000            994(1)
  and Assistant Secretary                     1997      79,333         --       6,100            684(1)
Ronald F.E. Weissman.......................   1999     213,333     42,667      80,000            696(1)
  Vice President, Strategy                    1998     183,333     40,000      35,000            696(1)
  and Corporate Marketing                     1997       4,327     15,000          --             29(1)

---------------
(1) Represents premiums paid on behalf of such Named Executive Officer for life insurance coverage in excess of a base amount of $50,000 in coverage.

(2) Mr. Sbona is partially compensated for his services to our company by Regent Pacific Management Corporation. See "-- Employment Agreements and Termination and Change in Control Agreements" below.

(3) Mr. Bettencourt served as Vice President, Worldwide Sales and Marketing, of our company until December 1996. He rejoined our company in September 1997, and currently serves as Senior Vice President, Worldwide Sales and Marketing.

(4) Of such amount, $180,000 represents a signing bonus paid in connection with Mr. Bettencourt rejoining our company in September 1997, and $112,500 represents sales commissions earned under a sales commission plan.

                       STOCK OPTION GRANTS AND EXERCISES

     We grant options to our executive officers under our 1995 Stock Option Plan. As of June 30, 1999, options to purchase a total of 1,972,610 shares were outstanding under the 1995 Stock Option Plan and options to purchase 466,987 shares remained available for grant thereunder.

     The following tables show for the fiscal year ended May 31, 1999, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                       PERCENT OF
                                         TOTAL
                                        OPTIONS                                        POTENTIAL REALIZABLE VALUE
                          NUMBER OF    GRANTED TO                                       AT ASSUMED ANNUAL RATES
                          SECURITIES   EMPLOYEES               OPTION                 OF STOCK PRICE APPRECIATION
                          UNDERLYING   IN FISCAL                DATE                       FOR OPTION TERM(3)
                           OPTIONS      YEAR IN     EXERCISE   MARKET    EXPIRATION   ----------------------------
          NAME            GRANTED(1)    1999(2)      PRICE      VALUE       DATE         5% ($)         10% ($)
          ----            ----------   ----------   --------   -------   ----------   ------------   -------------
Gary J. Sbona...........   260,000        9.45      $ 7.625    $ 7.625   10/20/2006    $  946,556     $ 2,267,165
                           210,000        7.63       32.500     32.500   05/25/2007     3,258,633       7,804,993
                           -------       -----                                         ----------     -----------
                           470,000       17.07                                          4,205,189      10,072,158
Anthony J.
  Bettencourt...........    50,000        1.82        5.875      5.875   09/01/2006       140,253         335,929
                            50,000        1.82        7.625      7.625   10/20/2006       182,030         435,993
                            75,000        2.72       32.500     32.500   05/25/2007     1,163,797       2,787,498
                           -------       -----                                         ----------     -----------
                           175,000        6.36                                          1,486,080       3,559,420
Hugh S. Njemanze........    30,000        1.09        5.875      5.875   09/01/2006        84,151         201,557
                            10,000        0.36        7.625      7.625   10/20/2006        36,406          87,199
                            35,000        1.27       32.500     32.500   05/25/2007       543,106       1,300,832
                           -------       -----                                         ----------     -----------
                            75,000        2.72                                            663,663       1,589,588
James E. Ticehurst......    25,000        0.91        5.875      5.875   09/01/2006        70,127         167,964
                            30,000        1.09        7.625      7.625   10/20/2006       109,218         261,596
                            25,000        0.91       32.500     32.500   05/25/2007       387,932         929,166
                           -------       -----                                         ----------     -----------
                            80,000        2.91                                            567,277       1,358,726
Ronald F.E. Weissman....    30,000        1.09        5.875      5.875   09/01/2006        84,152         201,558
                            10,000        0.36        7.625      7.625   10/20/2006        36,406          87,199
                            40,000        1.45       32.500     32.500   05/25/2007       620,692       1,486,665
                           -------       -----                                         ----------     -----------
                            80,000        2.91                                            741,250       1,775,422

---------------
(1) Options granted in fiscal 1999 generally vest over a 12-month period.

(2) Based on an aggregate of 2,802,585 options granted to employees, including the Named Executive Officers, in fiscal year 1999.

(3) The potential realizable value is calculated based on the term of the option at its time of grant, 10 years, compounded annually. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                               NUMBER OF SECURITIES
                                                              UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                       SHARES ACQUIRED                           OPTIONS AT FISCAL         IN-THE-MONEY OPTIONS
        NAME           ON EXERCISE(1)    VALUE REALIZED(2)          YEAR END(1)          AT FISCAL YEAR END(1)(3)
        ----           ---------------   -----------------   -------------------------   ------------------------
                                                                  VESTED/UNVESTED            VESTED/UNVESTED
Gary J. Sbona .......           0           $       --         501,666/318,334           $13,698,837/$2,913,663
Anthony J.
  Bettencourt........      40,000              809,074         119,310/150,690           3,277,878/ 2,122,747
Hugh S. Njemanze.....      80,957            2,388,398          73,379/90,744            2,003,429/ 1,474,751
James E.
  Ticehurst .........       8,317              149,046          44,033/59,185            1,178,723/  936,765
Ronald F.E.
  Weissman...........      36,353              891,987          54,104/99,543            1,484,395/ 1,659,512

---------------
(1) These options are immediately exercisable in full at the date of grant, but shares purchased upon exercise of unvested options are subject to a repurchase right in favor of our company to repurchase unvested shares at the original issuance price.

(2) Represents the fair market value of the underlying securities on the exercise date minus the aggregate exercise price of such option.

(3) Calculated on the basis of the fair market value of the underlying securities as of May 28, 1999, of $33.1875 per share, the last trading day of fiscal 1999, as reported by the Nasdaq National Market, minus the aggregate exercise price.

                     EMPLOYMENT AGREEMENTS AND TERMINATION
                        AND CHANGE IN CONTROL AGREEMENTS

     The 1995 Stock Option Plan provides that, in the event of (a) a sale or exchange by the stockholders of all or substantially all of our voting stock or certain mergers or consolidations to which we are a party in which our stockholders do not retain beneficial ownership of at least a majority of our or our successor's voting stock, (b) the sale, exchange or transfer of all or substantially all of our assets other than to one or more subsidiary corporations, or (c) liquidation or dissolution of our company, the board of directors may provide for the acquiring or successor corporation to assume or substitute new options for the options outstanding under the 1995 Stock Option Plan. To the extent that the options outstanding under the 1995 Stock Option Plan are not assumed, substituted for, or exercised prior to such event, they will terminate; provided, however, that we have granted options to certain of our officers, including the Named Executive Officers, which provide for acceleration of vesting upon such a change in control.

     Under the 1995 Stock Option Plan, the board of directors retains discretion to modify the terms, including the price, of outstanding shares. Options granted under that plan are immediately exercisable, subject to a right of repurchase in favor of our company for all exercised, unvested shares. Generally, 12.5% of the shares subject to options granted to new employees become vested six months after the date of commencement of employment and 2.083% of the shares subject to options vest upon completion of each succeeding full month of continuous employment with us. Shares subject to options granted to existing employees generally vest at the rate of 2.083% per month for 48 months following the date of grant. Generally, options have a term of eight (8) years. All options were granted at fair market value as determined by the board of directors on the date of grant.

     On July 31, 1997, Gary J. Sbona was appointed as our president and chief executive officer, and we entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the chief executive officer. Pursuant to the original agreement, Regent Pacific agreed to provide management services to our company, for a fee of $50,000 per week. The management services included the services of Mr. Sbona as chief executive officer and president, and at least three other Regent Pacific personnel as part of our management team. The agreement had a one-year term and we retained the option to cancel the agreement after the expiration of the initial 26-week period, with a minimum compensation to

Regent Pacific of $1.3 million for that initial period. The agreement required that we indemnify Regent Pacific and Mr. Sbona for certain liabilities arising out of the performance of services under the agreement.

     On April 13, 1998, we amended our agreement with Regent Pacific to provide that Mr. Sbona and at least four other Regent Pacific personnel would serve as part of our management team. The amendment also served to extend the term of the agreement until August 31, 1999, and to extend the noncancelable period of the agreement until February 28, 1999.

     On March 12, 1999, we extended our agreement with Regent Pacific Management Corporation until August 31, 2000. Under this amended agreement, Regent Pacific continues to provide certain services to us for a fee of $50,000 per week. The new agreement provides us with an option to further extend the term of this agreement through February 2001.

     Mr. Sbona has been our president and chief executive officer since July 1997 and has been a board member since May 1998. He was appointed chairman of the board of directors on March 12, 1999. In connection with Mr. Sbona's service as president and chief executive officer, an employee of Verity, our board of directors' compensation committee granted to him an option to purchase 350,000 shares of our common stock, at an exercise price of $5.125 per share. In October 1998, our board granted Mr. Sbona another option to purchase an additional 260,000 shares of our common stock, at an exercise price of $7.625 per share. In May 1999, our board granted Mr. Sbona a third option to purchase an additional 210,000 shares of our common stock, at an exercise price of $32.50 per share. The shares subject to these options vest on a monthly basis during the 13-month period ending on February 28, 1999, the 12-month period ending on October 20, 1999, and the 12-month period ending May 25, 2000, respectively, subject to Mr. Sbona's continued employment as our president and chief executive officer. The shares subject to these options shall fully vest upon the occurrence of certain change of control transactions or upon a termination of Mr. Sbona without cause. The options also remain exercisable for one year following the termination of Mr. Sbona's services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Steven M. Krausz and Charles P. Waite, Jr. served as members of the board of directors' compensation committee during the fiscal year ended May 31, 1999.

     None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

     We have entered into indemnification agreements with our directors and officers. Such agreements require us to indemnify such individuals to the fullest extent permitted by law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of our common stock as of June 30, 1999 by:

     - the Named Executive Officers;

     - each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of our common stock;

     - each of our directors; and

     - all directors and executive officers as a group.

     Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of June 30, 1999 are deemed to be beneficially owned. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of each other person.

     Except as indicated in this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name. Percentage of ownership is based on 12,937,659 shares of common stock, outstanding on June 30, 1999. Unless otherwise indicated, the address of each of the individuals named below is 894 Ross Drive, Sunnyvale, California 94089.

                                                                BENEFICIAL OWNERSHIP
                                                              -------------------------
                                                                            NUMBER OF
                                                              NUMBER OF      SHARES
                                                               SHARES       ISSUABLE        PERCENT
                                                              ACTUALLY     PURSUANT TO    BENEFICIALLY
                  NAME OF BENEFICIAL OWNER                     ISSUED     STOCK OPTIONS      OWNED
                  ------------------------                    ---------   -------------   ------------
DIRECTORS AND EXECUTIVE OFFICERS
Gary J. Sbona...............................................        --        820,000         5.96%
Anthony J. Bettencourt......................................     1,497        270,000         2.06
Hugh S. Njemanze............................................    44,500        164,123         1.59
James E. Ticehurst..........................................     1,953        103,218            *
Ronald F.E. Weissman........................................    13,637        153,647         1.28
Steven M. Krausz............................................        --         75,000        *
Stephen A. MacDonald........................................     4,201         82,000        *
Charles P. Waite, Jr........................................     4,764         62,000        *
All executive officers and directors as a group (12
  persons)..................................................    73,777      1,785,466        12.63%

---------------
 *  Represents less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 31, 1997, Gary J. Sbona was appointed as our president and chief executive officer, and we entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the chief executive officer. Pursuant to the original agreement, Regent Pacific agreed to provide management services to our company, for a fee of $50,000 per week. The management services included the services of Mr. Sbona as chief executive officer and president, and at least three other Regent Pacific personnel as part of our management team. The agreement had a one-year term and we retained the option to cancel the agreement after the expiration of the initial 26-week period, with a minimum compensation to Regent Pacific of $1.3 million for that initial period. The agreement required that we indemnify Regent Pacific and Mr. Sbona for certain liabilities arising out of the performance of services under the agreement.

     On April 13, 1998, we amended our agreement with Regent Pacific to provide that Mr. Sbona and at least four other Regent Pacific personnel would serve as part of our management team. The amendment also served to extend the term of the agreement until August 31, 1999, and to extend the noncancelable period of the agreement until February 28, 1999.

     On March 12, 1999, we extended our agreement with Regent Pacific Management Corporation until August 31, 2000. Under this amended agreement, Regent Pacific continues to provide certain services to us for a fee of $50,000 per week. The new agreement provides us with an option to further extend the term of this agreement through February 2001.

     Mr. Sbona has been our president and chief executive officer since July 1997 and has been a board member since May 1998. He was appointed chairman of the board of directors on March 12, 1999. In connection with Mr. Sbona's service as president and chief executive officer, an employee of Verity, our board of directors' compensation committee granted to him an option to purchase 350,000 shares of our common stock, at an exercise price of $5.125 per share. In October 1998, our board granted Mr. Sbona another option to purchase an additional 260,000 shares of our common stock, at an exercise price of $7.625 per share. In May 1999, our board granted Mr. Sbona a third option to purchase an additional 210,000 shares of our common stock, at an exercise price of $32.50 per share. The shares subject to these options vest on a monthly basis during the 13-month period ending on February 28, 1999, the 12-month period ending on October 20, 1999, and the 12-month period ending May 25, 2000, respectively, subject to Mr. Sbona's continued employment as our president and chief executive officer. The shares subject to these options shall fully vest upon the occurrence of certain change of control transactions or upon a termination of Mr. Sbona without cause. The options also remain exercisable for one year following the termination of Mr. Sbona's services.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Form:

                                                                   PAGE
                                                                  NUMBER
                                                                  ------
    1. Financial Statements:
       Report of Independent Accountants........................    45
       Consolidated Balance Sheets -- As of May 31, 1999 and
      1998......................................................    46
       Consolidated Statements of Operations -- For the Years
    Ended May 31, 1999,
         1998 and 1997..........................................    47
       Consolidated Statements of Changes in Stockholders'
    Equity -- For the Years
         Ended May 31, 1999, 1998 and 1997......................    48
       Consolidated Statements of Cash Flows -- For the Years
      Ended May 31, 1999, 1998
         and 1997...............................................    49
       Notes to Consolidated Financial Statements...............    50
    2. Financial Statement Schedules -- For Years Ended May 31,
      1997, 1998 and 1999:
       Schedule II -- Valuation and Qualifying Accounts.........    65
       All other schedules are omitted because they are not
       applicable or the required information is shown in the
       consolidated financial statements or notes thereto.
    3. Exhibits: See Index to Exhibits on page 54. The Exhibits listed in the accompanying Index to Exhibits are filed or
       incorporated by reference as part of this report.

(b) Reports on Form 8-K:

     None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Verity, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 44 present fairly, in all material respects, the financial position of Verity, Inc. and Subsidiaries at May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 44 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
June 17, 1999

                         VERITY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    MAY 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  7,907    $  5,505
  Short-term investments....................................    28,327      12,433
  Trade accounts receivable, less allowance for doubtful
     accounts of $900 in 1999 and $706 in 1998..............    17,174      14,488
  Prepaid and other current assets..........................     1,481         878
                                                              --------    --------
     Total current assets...................................    54,889      33,304
Equipment and leasehold improvements, at cost, net of
  accumulated depreciation and amortization.................     5,693       7,567
Long-term investments.......................................     4,132           5
Other assets................................................       312         573
                                                              --------    --------
     Total assets...........................................  $ 65,026    $ 41,449
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease
     obligations............................................  $     --    $    149
  Accounts payable..........................................     3,786       3,749
  Accrued compensation......................................     6,665       3,861
  Other accrued liabilities.................................     1,989       1,705
  Deferred revenue..........................................     9,167       7,928
                                                              --------    --------
     Total current liabilities..............................    21,607      17,392
Long-term debt and capital lease obligations, net of current
  portion...................................................        --           2
                                                              --------    --------
     Total liabilities......................................    21,607      17,394
                                                              --------    --------
Commitments (Note 7)
Stockholders' equity:
Preferred stock, $.001 par value:
  Authorized: 2,000,000 shares in 1999 and 1998
  Issued and outstanding: none
Common stock, $.001 par value:
  Authorized: 30,000,000 shares in 1999 and 1998
  Issued and outstanding: 12,806,000 shares in 1999 and
     11,565,000 shares in 1998..............................        13          12
Additional paid-in capital..................................    99,425      92,212
Unrealized gain on investments..............................        27           7
Accumulated deficit.........................................   (56,046)    (68,176)
                                                              --------    --------
     Total stockholders' equity.............................    43,419      24,055
                                                              --------    --------
          Total liabilities and stockholders' equity........  $ 65,026    $ 41,449
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                         VERITY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    YEAR ENDED MAY 31,
                                                              -------------------------------
                                                               1999        1998        1997
                                                              -------    --------    --------
REVENUES:
  Software products.........................................  $48,327    $ 28,658    $ 34,934
  Service and other.........................................   16,098      10,200       7,737
                                                              -------    --------    --------
          Total revenues....................................   64,425      38,858      42,671
COSTS OF REVENUES:
  Software products.........................................    1,218       2,426       2,688
  Service and other.........................................    4,660       5,178       3,892
                                                              -------    --------    --------
          Total costs of revenues...........................    5,878       7,604       6,580
                                                              -------    --------    --------
Gross profit................................................   58,547      31,254      36,091
                                                              -------    --------    --------
OPERATING EXPENSES:
  Research and development..................................   13,711      15,544      14,310
  Acquisition of in-process research and development and
     other..................................................       --          --      14,894
  Marketing and sales.......................................   26,860      22,757      21,505
  General and administrative................................    6,323       7,610       4,864
  Restructuring charges.....................................       --       3,006          --
                                                              -------    --------    --------
          Total operating expenses..........................   46,894      48,917      55,573
                                                              -------    --------    --------
Income/(loss) from operations...............................   11,653     (17,663)    (19,482)
Other income, net...........................................    1,085       1,553       1,943
Interest expense............................................       (8)       (100)       (212)
                                                              -------    --------    --------
Income/(loss) before provision for income taxes.............   12,730     (16,210)    (17,751)
Provision for income taxes..................................     (600)       (300)       (180)
                                                              -------    --------    --------
Net income/(loss)...........................................  $12,130    $(16,510)   $(17,931)
                                                              =======    ========    ========
Net income/(loss) per share -- basic........................  $  1.00    $  (1.47)   $  (1.65)
                                                              =======    ========    ========
Net income/(loss) per share -- diluted......................  $  0.88    $  (1.47)   $  (1.65)
                                                              =======    ========    ========
Number of shares used in per share calculation -- basic.....   12,099      11,225      10,840
                                                              =======    ========    ========
Number of shares used in per share calculation -- diluted...   13,850      11,225      10,840
                                                              =======    ========    ========

   The accompanying notes are an integral part of these financial statements.

                         VERITY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED MAY 31, 1999, 1998 AND 1997 (IN THOUSANDS)

                                                                            NOTES      UNREALIZED
                                           COMMON STOCK     ADDITIONAL   RECEIVABLE    GAIN (LOSS)                     TOTAL
                                          ---------------    PAID-IN        FROM           ON        ACCUMULATED   STOCKHOLDERS'
                                          SHARES   AMOUNT    CAPITAL     STOCKHOLDER   INVESTMENTS     DEFICIT        EQUITY
                                          ------   ------   ----------   -----------   -----------   -----------   -------------
Balances, May 31, 1996..................  10,735    $11      $87,882       $(1,225)       $(125)      $(33,735)      $ 52,808
  Issuance of common stock:
    Upon exercise of stock options......      88     --          199            --           --             --            199
    Under employee stock purchase
      plan..............................     249     --        2,025            --           --             --          2,025
    Net exercise of warrants............       9     --           --            --           --             --             --
  Payments on notes receivable from
    stockholders........................      --     --           --           135           --             --            135
  Repurchase of common stock from
    stockholders........................     (63)    --          (94)           --           --             --            (94)
  Unrealized gain on investments........      --     --           --            --          131             --            131
  Net loss..............................      --     --           --            --           --        (17,931)       (17,931)
                                          ------    ---      -------       -------        -----       --------       --------
Balances, May 31, 1997..................  11,018     11       90,012        (1,090)           6        (51,666)        37,273
  Issuance of common stock:
    Upon exercise of stock options......     234     --          883            --           --             --            883
    Under employee stock purchase
      plan..............................     315      1        1,320            --           --             --          1,321
  Payments on notes receivable from
    stockholder.........................      --     --           --         1,090           --             --          1,090
  Repurchase of common stock from
    stockholders........................      (2)    --           (3)           --           --             --             (3)
  Unrealized gain on investments........      --     --           --            --            1             --              1
  Net loss..............................      --     --           --            --           --        (16,510)       (16,510)
                                          ------    ---      -------       -------        -----       --------       --------
Balances, May 31, 1998..................  11,565     12       92,212            --            7        (68,176)        24,055
  Issuance of common stock:
    Upon exercise of stock options......     903      1        5,339            --           --             --          5,340
    Under employee stock purchase
      plan..............................     338     --        1,820            --           --             --          1,820
  Stock compensation....................                          54                                                       54
  Unrealized gain on investments........      --     --           --            --           20             --             20
  Net income............................      --     --           --            --           --         12,130         12,130
                                          ------    ---      -------       -------        -----       --------       --------
Balances, May 31, 1999..................  12,806    $13      $99,425       $    --        $  27       $(56,046)      $ 43,419
                                          ======    ===      =======       =======        =====       ========       ========

   The accompanying notes are an integral part of these financial statements.

                         VERITY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED MAY 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 12,130   $(16,510)  $(17,931)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Depreciation and amortization..........................     2,646      4,539      3,785
     Noncash restructuring charges..........................      (514)       767         --
     Provision for doubtful accounts........................       207        699        350
     Amortization of discount on securities.................      (963)       (55)      (547)
     Acquisition of in-process research and development and
       other................................................        --         --     14,894
     Changes in operating assets and liabilities:
       Trade accounts receivable............................    (2,594)    (4,320)    (2,409)
       Prepaid and other current assets.....................       345        748     (1,294)
       Accounts payable.....................................        40       (665)     1,040
       Accrued compensation and other accrued liabilities...     3,243      1,607        741
       Deferred revenue.....................................       327      4,146        580
                                                              --------   --------   --------
          Net cash provided by (used in) operating
            activities......................................    14,867     (9,044)      (791)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment and leasehold improvements.......      (577)      (707)    (8,592)
  Capitalization of software development costs..............        --       (198)    (1,411)
  Decrease in other assets..................................        --         --         38
  Net cash paid in acquisitions.............................        --         --    (14,933)
  Purchases of investments..................................   (99,664)   (17,215)   (63,265)
  Maturity of investments...................................    52,775     10,856     42,800
  Proceeds from sale of investments.........................    27,852     16,217     44,441
                                                              --------   --------   --------
          Net cash (used in) provided by investing
            activities......................................   (19,614)     8,953       (922)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit...........................        --      1,500      8,000
  Payments on line of credit................................        --     (1,500)    (8,000)
  Proceeds from the sale of common stock net of issuance
     costs..................................................     7,214      2,201      2,130
  Payments from stockholders on notes receivable............        --      1,090        135
  Principal payments on notes payable and capital lease
     obligations............................................      (151)      (633)      (280)
                                                              --------   --------   --------
          Net cash provided by financing activities.........     7,063      2,658      1,985
                                                              --------   --------   --------
Effect of exchange rate changes on cash.....................        86          4        180
                                                              --------   --------   --------
Net increase in cash and cash equivalents...................     2,402      2,571        452
Cash and cash equivalents, beginning of period..............     5,505      2,934      2,482
                                                              --------   --------   --------
Cash and cash equivalents, end of period....................  $  7,907   $  5,505   $  2,934
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $      8   $    100   $    212
  Cash paid during the period for income taxes..............  $     82   $     35   $     58
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Assets acquired in acquisitions...........................  $     --   $     --   $    648
  Liabilities assumed in acquisitions.......................  $     --   $     --   $    670
  Issuance of common stock for net exercise of warrants.....  $     --   $     --   $     47

  The accompanying notes are an integral part of these consolidated financial statements.

                         VERITY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of consolidation

     The consolidated financial statements include the accounts of Verity, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Accounting estimates

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

Cash and cash equivalents

     Cash and cash equivalents consist of highly liquid investments with an original or remaining maturity of 90 days or less as of the date of purchase.

Investments

     The Company has classified its investments as available-for-sale. Such investments are recorded at fair value and unrealized gains and losses, if material, are recorded as a separate component of stockholders' equity, net of tax, until realized. Interest income is recorded using an effective interest rate with the associated premium or discount amortized to interest income. The cost of securities sold is based upon the specific identification method. As of the balance sheet date, investments with maturity dates of one year or less are classified as current, and those with maturity dates of greater than one year are classified as long-term.

Equipment and leasehold improvements

     Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets; computers are depreciated over three years, software is depreciated over one year, and furniture and fixtures are depreciated over five years. Leasehold improvements and leased assets are amortized on a straight-line basis over the lesser of their estimated useful life or the lease term, whichever is shorter. Gains and losses upon asset disposal are taken into income in the year of disposition.

     The Company periodically evaluates the carrying value of equipment and leasehold improvements to be held and used when events and circumstances warrant such a review. The carrying value of equipment and leasehold improvements is considered impaired when the anticipated undiscounted cash flows from the asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the

                         VERITY, INC. AND SUBSIDIARIES
amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

Intangible assets

     Intangible assets consist primarily of goodwill, purchased software and capitalized software development costs. Goodwill and purchased software are amortized on a straight-line basis over their estimated useful lives, generally five years and three years, respectively. Intangible assets are included in other assets.

     At each balance sheet date, the Company assesses the value of recorded goodwill and other intangible assets for possible impairment based primarily on the ability to recover the balances from expected future cash flows on an undiscounted basis. If the sum of the expected future cash flows on an undiscounted basis is less than the carrying amount of the intangible asset, an impairment loss would be recognized for the amount by which the carrying value of the intangible asset exceeds its estimated fair value. The Company has not recorded any provisions for possible impairment of goodwill or intangible assets.

Research and development costs

     Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Such costs are amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight line basis over 12 to 18 months. The Company regularly evaluates estimated net realizable value of costs and records write-downs for any product for which the net book value is in excess of discounted cashflows. In fiscal 1999, the Company did not capitalize any software development costs since such costs were not significant. During fiscal 1998 and 1997, the Company capitalized software development costs in the amounts of $198,000 and $1,411,000, respectively, which have been fully amortized as of May 31, 1999. Amortization is included in costs of software products revenue.

Revenue recognition

     The Company's revenue is derived from primarily two sources, across many industries: (i) product license revenue, derived primarily from product sales to resellers and end users, including large scale enterprises and royalty revenue, derived primarily from initial license fees and ongoing royalties from product sales by source code OEMs; and (ii) service and support revenue, derived primarily from providing software updates, support and education and consulting services to end users.

     The Company adopted the provision of Statement of Position 97-2, or SOP 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-4, "Deferral of the Effective Date of Certain Provisions of SOP 97-2," effective June 1, 1998. SOP 97-2 supersedes Statement of Position 91-1, "Software Revenue Recognition," and delineates the accounting for software product and maintenance revenue. Under SOP 97-2, the Company recognizes product revenue upon shipment if a signed contract exists, the fee is fixed and determinable, collection of resulting receivables is probable and product returns are reasonably estimable. In 1998 and 1997, the Company's revenue recognition policy was significantly the same as set forth above.

     For contracts with multiple elements (e.g., deliverable and undeliverable products, maintenance and other services), the Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company, or for products not being sold separately, the price established by management. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met. The Company recognizes revenue allocated to

                         VERITY, INC. AND SUBSIDIARIES
maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to education and consulting services, the Company recognizes revenue as the related services are performed.

     The Company recognizes product revenue from royalty payments upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter.

Restructuring charges

     During the quarter ended November 30, 1997, the Company implemented a worldwide restructuring of its corporate operations which resulted in workforce reductions and business consolidations. In connection with the restructuring, the Company recorded a $3.0 million restructuring charge in the quarter ended November 30, 1997, of which $1.6 million was related to severance costs associated with the reduction in the worldwide workforce, $0.5 million to the termination of certain lease agreements, $0.6 million to the write-off of certain assets and $0.3 million to the costs associated with the restructuring. Of the total $3.0 million in restructuring charge, approximately $0.2 million is a current liability as of May 31, 1999.

Income taxes

     Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities, measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Certain risks and concentrations

     The Company's products are concentrated in the electronic information search and retrieval software industry, which is highly competitive and rapidly changing. A number of companies offer competitive products addressing certain of the Company's target markets and act as direct competitors of the Company. The Company is dependent on the success of its strategic partners to obtain its competitive edge, and the failure of the products of the Company's strategic partners to achieve or maintain market acceptance could have a material adverse effect on the Company's competitive position. Revenue is mainly derived from relatively large sales to a limited number of customers. The loss of a major customer or any reduction in orders by such customers, significant technological changes in the industry, and the infringement or expropriation of proprietary intellectual property rights or patents could affect operating results adversely. In addition, a significant portion of the Company's revenue is derived from international sales; therefore, fluctuation of the U.S. dollar against foreign currencies or local economic conditions could adversely affect operating results.

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, investments and accounts receivable. The Company maintains the majority of its cash and cash equivalents in demand accounts with two major financial institutions.

     The Company maintains cash balances in excess of its operating requirements in commercial paper securities issued by various corporate institutions, and debt securities backed by the United States government. The Company has not experienced any material losses in any of the instruments it has used for excess cash balances.

     The Company sells products to companies in North America and Europe. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains allowances for potential losses and such losses have been within management's expectations. No single customer accounted for more than 10% of the accounts receivable balance at May 31, 1999. One customer accounted for 25% of the accounts receivable balance at May 31, 1998.

                         VERITY, INC. AND SUBSIDIARIES

Foreign currency translation

     The Company translates the accounts of its foreign branches and subsidiaries using historical rates for nonmonetary assets and current rates for monetary assets. Remeasurement gains and losses from the translation of these branches and those that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in the statements of operations. The Company's foreign branches and subsidiaries use the U.S. dollar as their functional currency as the U.S. parent exclusively funds the branches and subsidiaries' operations with U.S. dollars. The net gain
(loss) on foreign currency remeasurement and exchange rate changes for fiscal years 1999, 1998 and 1997, which is included in other income (expense) net on the accompanying statements of operations, was $175,000, $95,000 and $66,000, respectively.

Fair value of financial instruments

     Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt and capital lease obligations approximate fair value. The fair value of the Company's investments are set forth in Note 4.

Computation of net income (loss) per share

     The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings Per Share, which requires the dual presentation of basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. For fiscal year 1998 and 1997, the effects of outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive. Accordingly, no adjustments were required to previously reported earnings per share amounts.

Comprehensive income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), Reporting Comprehensive Income. This statement establishes requirements for disclosure of comprehensive income and became effective for the Company for its fiscal year 1999, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments of contributions by stockholders. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The Company has adopted SFAS 130; however, the effect of the adoption was immaterial to all periods presented.

Recent accounting pronouncements

     In March 1998, the American Institute of Public Accountants issued Statement of Position No. 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact of SOP 98-1 on its financial statements and related disclosures.

                         VERITY, INC. AND SUBSIDIARIES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all quarters of fiscal years beginning after June 15, 1999. The Company has not determined its strategy for the adoption of SFAS 133 or its effect on the financial statements.

     During October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 (SOP 97-2), Software Revenue Recognition. This statement delineates the accounting for software product and maintenance revenues. It supersedes Statement of Position No. 91-1, "Software Revenue Recognition," and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has evaluated the requirements of SOP 97-2 and its current revenue recognition policy is in compliance with this pronouncement. In December 1998, AcSEC released Statement of Position No. 98-9 (SOP 98-9), modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company is evaluating the requirements of SOP 98-9 and the effects, if any, on the Company's current revenue recognition policies.

3. ACQUISITIONS

     During fiscal years 1996 and 1997, the Company acquired the following entities described below which were accounted for as purchase transactions.

Insite

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

Cognisoft

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

                         VERITY, INC. AND SUBSIDIARIES

     During fiscal 1998, the Company determined that the push technology was not part of its long-term strategy and, accordingly, abandoned the operations of Cognisoft.

64K

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

     During fiscal 1998, the Company abandoned operations of 64K.

KeyView

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

     The operating results of these acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The purchase prices in all of the above acquisitions have been allocated to assets and liabilities assumed through established valuation techniques used in the software industry. The amount of purchase price allocated to in-process research and development in each of the acquisitions relates to products for which technological feasibility has not been established and for which there is no alternative future use. Consequently, these amounts were expensed at their respective acquisition date. Also, included in the expense line "Acquisition of in-process research and development and other" for the year ended May 31, 1997 is $600,000 related to the write-off of prepaid license fees previously paid for a product that was replaced by KeyView.

4. INVESTMENTS

     As of May 31, 1998, available-for-sale securities consist of the following (in thousands):

                                                                  GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                     COST         GAINS         LOSSES       VALUE
                                                   ---------    ----------    ----------    -------
Corporate commercial paper -- short-term.........   $12,426        $  7          $ --       $12,433
Corporate commercial paper -- long-term..........         5          --            --             5
                                                    -------        ----          ----       -------
          Total investments......................   $12,431        $  7          $ --       $12,438
                                                    =======        ====          ====       =======

                         VERITY, INC. AND SUBSIDIARIES

     As of May 31, 1999, available-for-sale securities consist of the following (in thousands):

                                                                  GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                                     COST         GAINS         LOSSES       VALUE
                                                   ---------    ----------    ----------    -------
Corporate commercial paper -- short-term.........   $28,327        $--           $--        $28,327
Corporate commercial paper -- long-term..........     4,105         27            --          4,132
                                                    -------        ---           ---        -------
          Total investments......................   $32,432        $27           $--        $32,459
                                                    =======        ===           ===        =======

     At May 31, 1999, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year.............................................  $28,327
  After one year through five years.........................    4,105
                                                              -------
                                                              $32,432
                                                              =======

5. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     As of May 31, 1999 and 1998, equipment and leasehold improvements consist of the following (in thousands):

                                                                    MAY 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Computer equipment..........................................  $ 10,718    $ 10,442
Furniture and fixtures......................................     3,997       3,817
Leasehold improvements......................................     3,496       3,381
                                                              --------    --------
                                                                18,211      17,640
Less accumulated depreciation and amortization..............   (12,518)    (10,073)
                                                              --------    --------
                                                              $  5,693    $  7,567
                                                              ========    ========

     Depreciation expense for fiscal years 1999, 1998 and 1997 was $2,444,000, $3,187,000 and $3,124,000, respectively.

     Assets acquired under capital leases included in equipment and furniture and fixtures above are $1,839,000 and $29,000, respectively, at May 31, 1998 and related accumulated depreciation and amortization of $1,778,000. At May 31, 1999, there were no assets under capital leases.

6. BANK LINE OF CREDIT

     The Company has available a $5,000,000 line of credit under an agreement with a bank which expires on September 30, 1999. The line of credit is collateralized by all corporate assets, excluding leased equipment. Borrowings under the line of credit bear interest at the lender's prime rate (7.75% at May 31, 1999). The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval. As of May 31, 1999, no borrowings were outstanding under the line of credit.

7. COMMITMENTS

     The Company leases various facilities and vehicles under noncancelable operating leases expiring through March 2005. Under the terms of the leases, the Company is responsible for taxes, insurance and normal maintenance costs. Under its primary operating lease facility lease, the Company may extend the lease term for an additional five years by providing written notice of its exercise of this option no later than six months

                         VERITY, INC. AND SUBSIDIARIES
before the expiration of the lease term. The Company has subleased certain of its space to other companies for various periods through 2000.

     At May 31, 1999, future minimum rental payments and receipts under the operating leases are as follows (in thousands):

                                                               RENTAL     SUBLEASE
                 FISCAL YEAR ENDING MAY 31,                   PAYMENTS     INCOME
                 --------------------------                   --------    --------
2000........................................................   $1,445      $1,022
2001........................................................    1,337          --
2002........................................................    1,391          --
2003........................................................    1,388          --
2004........................................................    1,416          --
Thereafter..................................................    1,416          --
                                                               ------      ------
                                                               $8,393      $1,022
                                                               ======      ======

     Rent expense, excluding sublease income, for fiscal years 1999, 1998 and 1997 was $1,346,000, $1,285,000, and $1,218,000, respectively.

8. STOCKHOLDERS' EQUITY

1995 Stock Option Plan

     In July 1995, the Company adopted the Amended and Restated 1995 Stock Option Plan, which amended and restated the 1988 Stock Option Plan. During fiscal year 1996, the Company increased the number of shares reserved under the 1995 Stock Option Plan from the 1,300,000 shares initially reserved under the 1988 Stock Option Plan to 2,911,000 shares of the Company's common stock. In September 1996, the Company's stockholders approved a further increase to the number of shares reserved under the 1995 Stock Option Plan from 2,911,000 to 3,311,000 shares of the Company's common stock. In August 1998, the Company's stockholders approved a further increase to the number of shares reserved under the 1995 Stock Option Plan to a total of 4,061,000 shares.

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

     Common shares purchased under the Plan are subject to the Company's right of repurchase, which generally lapses as to 12.5% of the shares six months from the individual's date of employment and thereafter ratably over the remainder of a 3 1/2 year period at the holder's original purchase price. Thereafter, the Company has the right of first refusal to purchase such shares. At May 31, 1999 the Company had 578 shares subject to the Company's right to repurchase and in 1998 no shares were subject to the Company's right of repurchase. At May 31, 1999, 454,000 shares of common stock were available for grant under the 1995 Stock Option Plan.

1996 Nonstatutory Stock Option Plan

     In February 1996, the Company's Board of Directors approved the 1996 Nonstatutory Stock Option Plan. The terms of the 1996 Nonstatutory Stock Option Plan are substantially the same as those of the 1995 Stock Option Plan. In April 1997, the Company increased the number of shares reserved under the Plan from 300,000 to 600,000 shares of common stock for issuance to certain employees and consultants of the Company. In March 1998 and May 1999, the Company raised the number of shares to 1,860,000 and 2,860,000 shares of common stock, respectively, for issuance to certain employees and consultants of the

                         VERITY, INC. AND SUBSIDIARIES

Company. At May 31, 1999, 488,000 shares of common stock were available for grant under the 1996 Nonstatutory Stock Option Plan.

Outside Directors Plan

     In July 1995, the Company's Board of Directors approved the 1995 Outside Directors Plan and reserved 200,000 shares of common stock for issuance to directors of the Company who are not employees of the Company. The Outside Directors Plan provides for the automatic granting of nonqualified stock options to directors of the Company who are not employees of the Company.

     At the initiation of the Plan, each current outside director was automatically granted an option to purchase 20,000 shares of common stock at the following annual meeting of stockholders. Each new outside director is automatically granted an option to purchase 20,000 shares of the Company's common stock at the annual meeting following their appointment. Thereafter, at each annual meeting of the stockholders, outside directors who have previously received options will receive a new option to purchase 5,000 shares of the Company's common stock. The exercise price of the options in all cases will be equal to the fair market value of the Company's common stock at the date of grant. Options granted under the Director's Plan are immediately exercisable, but vest over four years and generally must be exercised within ten years. As of May 31, 1999, 150,000 options have been granted to outside directors and 50,000 shares of common stock were available for grant under this plan.

1997 Stock Option Plan for Verity Canada

     In May 1997, the Company's Board of Directors authorized the adoption of the 1997 Stock Option Plan for Verity Canada. Under this plan, the Company has reserved 150,000 shares of common stock for issuance to certain employees and consultants of Verity Canada. The terms of the 1997 Stock Option Plan for Verity Canada are substantially the same as those of the 1995 Stock Option Plan. In March 1998, the Company increased the number of shares reserved under the Plan from 150,000 to 390,000 shares of common stock for issuance to certain employers and consultants of the Company. In May 1999, the Company increased the number of shares reserved under the 1997 Plan to a total of 590,000 shares. At May 31, 1999, 199,000 shares of common stock were available for grant under the 1997 Stock Option Plan for Verity Canada.

                         VERITY, INC. AND SUBSIDIARIES

Activity under stock option plans

     Activity under the above stock option plans is set forth below:

                                                                   OPTIONS OUTSTANDING
                                                         ---------------------------------------
                                                                       WEIGHTED
                                                                        AVERAGE
                                             SHARES                    PRICE PER
                                           AVAILABLE       SHARES        SHARE         TOTAL
                                           ----------    ----------    ---------    ------------
Balances, May 31, 1996...................   1,151,000     1,447,000     $20.49      $ 29,653,000
  Shares reserved under plans............     850,000
  Options reinstated.....................      63,000
  Options granted........................  (4,670,000)    4,670,000     $12.72        59,393,000
  Options canceled.......................   3,582,000    (3,582,000)    $19.28       (69,050,000)
  Options exercised......................                   (88,000)    $ 2.26          (199,000)
                                           ----------    ----------                 ------------
Balances, May 31, 1997...................     976,000     2,447,000     $ 8.09        19,797,000
  Shares reserved under plans............   1,500,000
  Options reinstated.....................       2,000        (2,000)
  Options granted........................  (2,665,000)    2,665,000     $ 5.31        14,141,000
  Options canceled.......................   1,921,000    (1,921,000)    $ 8.24       (15,826,000)
  Options exercised......................                  (232,000)    $ 3.79          (883,000)
                                           ----------    ----------                 ------------
Balances, May 31, 1998...................   1,734,000     2,957,000     $ 5.83        17,229,000
  Shares reserved under plans............   1,950,000
  Options granted........................  (2,802,000)    2,802,000     $19.56        54,802,000
  Options canceled.......................     309,000      (309,000)    $ 7.19        (2,223,000)
  Options exercised......................          --      (903,000)    $ 5.91        (5,339,000)
                                           ----------    ----------                 ------------
Balances, May 31, 1999...................   1,191,000     4,547,000     $14.17      $ 64,469,000
                                           ==========    ==========                 ============

Common stock option plans

     The following table summarizes information with respect to stock options outstanding at May 31, 1999:

                          OPTIONS OUTSTANDING             OPTIONS NOT SUBJECT TO
                 -------------------------------------   REPURCHASE UPON EXERCISE
                                 WEIGHTED                ------------------------
                   NUMBER        AVERAGE      WEIGHTED                  WEIGHTED
                 OUTSTANDING    REMAINING     AVERAGE     NUMBER AT     AVERAGE
   RANGE OF      AT MAY 31,    CONTRACTUAL    EXERCISE     MAY 31,      EXERCISE
EXERCISE PRICE      1999       LIFE (YEARS)    PRICE        1999         PRICE
---------------  -----------   ------------   --------   -----------   ----------
$ 1.00 - $ 4.99     252,038        6.18        $ 3.96       137,785      $ 3.44
$ 5.00 - $10.99   2,798,897        6.78        $ 6.56     1,292,490      $ 6.23
$11.00 - $29.99     212,632        6.90        $14.54        52,733      $12.03
$30.00 - $38.50   1,283,500        7.97        $32.74           520      $37.34
                  ---------                               ---------
                  4,547,067        7.09        $14.45     1,483,528      $14.76
                  =========                               =========

     At May 31, 1998, options to purchase 970,000 shares of common stock at a weighted average exercise price of $5.66, were not subject to the Company's right of repurchase upon exercise.

     In March 1997, the Company offered employees the right to cancel certain outstanding stock options and receive new options with an exercise price of $7.75 per share, the closing price of the common stock on the date individual employees agreed to cancel their original outstanding stock options. Options to purchase a total of 1,333,000 shares at original exercise prices ranging from $10.375 to $19.50 per share were canceled and new

                         VERITY, INC. AND SUBSIDIARIES
options were issued in March 1997. Vesting under the new options continues from the date of the original option grant. The option term on the repriced options is eight years.

Employee stock purchase plan

     In July 1995, the Company's Board of Directors approved the 1995 Employee Stock Purchase Plan and reserved 250,000 shares of common stock for issuance to eligible employees. In September 1996, the Company's stockholders approved an increase to the number of shares reserved under the employee stock purchase plan from 250,000 to 500,000 shares of common stock and in September 1997, the Company's stockholders approved a further increase to 1,300,000 shares of common stock. The Employee Stock Purchase Plan permits eligible employees to purchase shares of the Company's common stock at 85% of the lesser of fair market value of the common stock on the first day of the offering period or the last day of the purchase period. At May 31, 1998 and 1999, 638,000 and 975,000 shares, respectively, of the Company's common stock have been issued under the plan and 662,000 shares and 325,000 shares, respectively, remained available for purchase.

Pro forma stock-based compensation

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Company's stock option plans or Employee Stock Purchase Plan. Had compensation cost for the Company's stock option plans and Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in fiscal years 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share for fiscal years 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                       FISCAL YEARS
                                                              -------------------------------
                                                               1999        1998        1997
                                                              -------    --------    --------
Net income/(loss) applicable to common stockholders -- as
  reported..................................................  $12,130    $(16,510)   $(17,931)
                                                              =======    ========    ========
Net income/(loss) applicable to common stockholders -- pro
  forma.....................................................  $ 1,929    $(20,185)   $(23,174)
                                                              =======    ========    ========
Net income/(loss) per share -- basic -- as reported.........  $  1.00    $  (1.47)   $  (1.65)
                                                              =======    ========    ========
Net income/(loss) per share -- diluted -- as reported.......  $  0.88    $  (1.47)   $  (1.65)
                                                              =======    ========    ========
Net income/(loss) per share -- basic -- pro forma...........  $  0.16    $  (1.80)   $  (2.14)
                                                              =======    ========    ========
Net income/(loss) per share -- diluted -- pro forma.........  $  0.14    $  (1.80)   $  (2.14)
                                                              =======    ========    ========

     The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

     The aggregate fair value and weighted average fair value of each option granted in fiscal years 1999, 1998 and 1997 were $36.8 million, $7.1 million and $22.0 million, and $13.14, $2.74 and $4.71, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for fiscal years 1999, 1998 and 1997:

                                                                1999       1998       1997
                                                               -------    -------    -------
Expected volatility.........................................       90%        60%        60%
Risk-free interest rate.....................................      5.7%       5.6%       6.4%
Expected life...............................................   4 years    4 years    4 years
Expected dividend yield.....................................      0.0%       0.0%       0.0%

                         VERITY, INC. AND SUBSIDIARIES

     The Company has also estimated the fair value for the purchase rights under the Employee Stock Purchase Plan using the Black-Scholes Model with the following assumptions for fiscal years 1999, 1998 and 1997:

                                                   1999                1998                1997
                                             ----------------    ----------------    ----------------
Expected volatility........................        90%                 60%                 60%
Risk-free interest rate....................        5.7%                5.6%                6.4%
Expected life..............................  .50 - 1.00 years    .50 - 1.00 years    .48 - 1.48 years
Expected dividend yield....................        0.0%                0.0%                0.0%

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

9. INCOME TAXES

     Income (loss) before taxes consist of the following (in thousands):

                                                                       FISCAL YEARS
                                                              -------------------------------
                                                               1999        1998        1997
                                                              -------    --------    --------
Domestic....................................................  $ 9,899    $(16,890)   $(20,532)
Foreign.....................................................    2,831         680       2,781
                                                              -------    --------    --------
                                                              $12,730    $(16,210)   $(17,751)
                                                              =======    ========    ========

     Details of the income tax provision for fiscal year 1999 and 1998 consist of the following (in thousands):

                                                                    MAY 31,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
Current:
  Federal...................................................  $243    $ --    $ --
  State.....................................................    55     108      42
  Foreign...................................................   302     192     138
                                                              ----    ----    ----
                                                              $600    $300    $180
                                                              ====    ====    ====

     The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                                   FISCAL YEARS
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Income tax benefit at statutory rates.......................   34.0%   (34.0)%  (35.0)%
State income taxes net of federal benefit...................    0.4      0.7      0.2
Write-off of in-process research and development............     --       --     28.5
Non-deductible expenses.....................................    0.1      1.0      1.6
Foreign taxes...............................................    0.1      1.3      0.8
Net operating loss (benefited) not benefited................  (29.7)    33.0      4.9
                                                              -----    -----    -----
Effective tax rate..........................................    4.9%     2.0%     1.0%
                                                              =====    =====    =====

                         VERITY, INC. AND SUBSIDIARIES

     The components of the net deferred tax asset are (in thousands):

                                                                    MAY 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Deferred tax assets:
  Accumulated depreciation..................................  $  1,939    $  1,980
  Accrued compensation......................................       202         348
  Other accruals and allowance for doubtful accounts........       940       1,543
  Research and development credits..........................     2,868       1,830
  Net operating loss carryforwards..........................    12,938      11,303
                                                              --------    --------
                                                                18,887      17,004
Deferred tax liabilities:
  Capitalized software......................................        --          --
                                                              --------    --------
                                                                18,887      17,004
Valuation allowance.........................................   (18,887)    (17,004)
                                                              --------    --------
     Net deferred...........................................  $     --    $     --
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

     The Company's deferred tax asset related to its net operating loss carryforwards includes the tax benefit derived from the disqualifying dispositions of incentive stock options and the exercise of nonqualified stock options. The benefit, which totaled $4,712,000 and $372,000, at May 31, 1999 and 1998, respectively, will be credited directly to additional paid-in capital when the Company's deferred tax asset is recognized.

     As of May 31, 1999, the Company had approximately $36,160,000 and $10,712,000 of net operating loss carryforwards for federal and California purposes, respectively, to offset future taxable income. The Company also has federal and state research and development tax credit carryforwards of approximately $2,247,000 and $621,000, respectively, at May 31, 1999. These carryforwards expire in the years 2000 to 2019 if not utilized. A portion of the Company's net operating loss and tax credit carryforwards are subject to an annual limitation of approximately $4,900,000 as a result of an ownership change, as defined by tax laws.

10. RELATED PARTY TRANSACTIONS

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

                         VERITY, INC. AND SUBSIDIARIES

     In connection with Mr. Sbona's service as President and CEO, an employee of the Company, the Compensation Committee of the Company's Board also granted to him an option to purchase 350,000 shares of the Company's common stock, at an exercise price of $5.125 per share. In October 1998, the Company's Board granted Mr. Sbona another option to purchase additional 260,000 shares of the Company's common stock, at an exercise price of $7.625 per share. In May 1999, the Company's Board granted Mr. Sbona another option to purchase additional 210,000 shares of the Company's common stock, at an exercise price of $32.50 per share. The shares subject to such options will vest entirely upon certain change of control transactions or upon a termination of Mr. Sbona without cause. The options will also remain exercisable for one year following the termination of Mr. Sbona's services.

     On March 12, 1999, the Company extended its agreement with Regent Pacific Management Corporation until August 31, 2000. Under this amended agreement, Regent Pacific continues to provide certain services to the Company at a fee of $50,000 per week. The new agreement provides Verity with an option to further extend the term of this agreement through February 2001. Additionally, the parties agree that Mr. Sbona became an employee of the Company effective February 16, 1998. Furthermore, on March 12, 1999, Mr. Sbona was appointed as the Chairman of the Board of Directors of the Company. Mr. Sbona has been Verity's President and Chief Executive Officer since July 1997 and has been a Board member since May 1998.

11. EMPLOYEE BENEFIT PLAN

     The Verity, Inc. 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code, provides tax deferred salary deductions for eligible employees. Employees are eligible to participate immediately upon date of hire.

     Participants may make voluntary contributions to the plan up to 20% of their compensation. The plan does not provide for Company contributions.

12. COMPUTATION OF NET INCOME/(LOSS) PER SHARE

     Basic and diluted net income (loss) per share are calculated as follows for fiscal years 1999, 1998 and 1997 (in thousands except per share amounts):

                                                                       FISCAL YEARS
                                                              -------------------------------
                                                               1999        1998        1997
                                                              -------    --------    --------
Basic :
  Weighted average common shares outstanding (basic)........   12,099      11,225      10,840
  Net income/(loss) applicable to common stockholders.......  $12,130    $(16,510)   $(17,931)
  Net income/(loss) per share...............................  $  1.00    $  (1.47)   $  (1.65)
Diluted:
  Weighted average common shares outstanding (diluted)......   13,850      11,225      10,840
  Net income/(loss) applicable to common stockholders.......  $12,130    $(16,510)   $(17,931)
  Net income/(loss) per share...............................  $  0.88    $  (1.47)   $  (1.65)

     The calculation of diluted shares outstanding for fiscal years 1998 and 1997 excludes 387,000 and 506,000 stock options, respectively, as their effect was antidilutive in each period.

13. BUSINESS SEGMENT, FOREIGN SALES AND OPERATIONS, AND MAJOR CUSTOMERS

     The Company, whose operations consist of a single line of business, develops, markets and supports software tools and applications that enable individuals, enterprises and publishers to intelligently search, filter, view, and disseminate textual information residing on enterprise networks, on-line services, the Internet, CD-ROM and other electronic media.

                         VERITY, INC. AND SUBSIDIARIES

     The Company has sales and marketing operations located outside the United States in the Netherlands, United Kingdom, France and Germany and a development and technical support operation in Canada. Foreign branch and subsidiary revenues consist primarily of maintenance and consulting services.

               FINANCIAL DATA BY                  UNITED              OTHER
               GEOGRAPHICAL AREA                  STATES    EUROPE   FOREIGN   ELIMINATIONS    TOTAL
               -----------------                 --------   ------   -------   ------------   --------
                                                                    (IN THOUSANDS)
Revenues:
  1997.........................................  $ 40,417   $5,459    $ --       $ (3,205)    $ 42,671
  1998.........................................    36,440    2,418      --             --       38,858
  1999.........................................    60,334    4,091      --             --       64,425
Income (loss) from operations:
  1997.........................................   (17,603)   2,756     (54)        (4,581)     (19,482)
  1998.........................................   (13,752)     613      54         (4,578)     (17,663)
  1999.........................................    21,018    2,800      73        (12,238)      11,653
Identifiable assets:
  1998.........................................    37,275    3,902     272             --       41,449
  1999.........................................    60,342    4,241     443             --       65,026

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

     Included in software product revenues are export sales of approximately $17,464,000, $10,317,000 and $10,144,000 in fiscal years 1999, 1998 and 1997, respectively.

     No single customer accounted for 10% or more of the Company's revenue during fiscal years 1999, 1998 and 1997. Revenues from the federal government and its agencies were $5,216,000, $3,489,000 and $4,037,000 for fiscal years 1999, 1998 and 1997, respectively.

                                  SCHEDULE II

                                  VERITY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  AMOUNTS
                                                   BALANCE AT    CHARGED TO                  BALANCE
                                                   BEGINNING     PROFIT AND                  AT END
                   DESCRIPTION                      OF YEAR         LOSS       DEDUCTIONS    OF YEAR
                   -----------                     ----------    ----------    ----------    -------
ALLOWANCE FOR BAD DEBTS:
  Year ended May 31, 1997
     Allowance for doubtful accounts.............   $   389        $  350        $(199)      $   540
  Year ended May 31, 1998
     Allowance for doubtful accounts.............   $   540        $  699        $(533)      $   706
  Year ended May 31, 1999
     Allowance for doubtful accounts.............   $   706        $  639        $(445)      $   900

ALLOWANCE FOR DEFERRED TAX ASSETS:
  Year ended May 31, 1997
     Valuation Allowance.........................   $10,192        $1,033        $  --       $11,225
  Year ended May 31, 1998
     Valuation Allowance.........................   $11,225        $5,779        $  --       $17,004
  Year ended May 31, 1999
     Valuation Allowance.........................   $17,004        $1,883        $  --       $18,887

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VERITY, INC.

Date: July 14, 1999                       By:      /s/ TODD K. YAMAMI

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

                       SIGNATURE                                       TITLE                   DATE
                       ---------                                       -----                   ----

                   /s/ GARY J. SBONA                        President, Chief Executive     July 14, 1999
--------------------------------------------------------    Officer and Chairman of the
                     Gary J. Sbona                                     Board
                                                           (Principal Executive Officer)

                 /s/ JAMES E. TICEHURST                     Vice President Finance and     July 14, 1999
--------------------------------------------------------          Administration
                   James E. Ticehurst                         and Assistant Secretary
                                                           (Principal Financial Officer)

                   /s/ TODD K. YAMAMI                     Corporate Controller (Principal  July 14, 1999
--------------------------------------------------------        Accounting Officer)
                     Todd K. Yamami

                  /s/ STEVEN M. KRAUSZ                               Director              July 14, 1999
--------------------------------------------------------
                    Steven M. Krausz

                /s/ STEPHEN A. MACDONALD                             Director              July 14, 1999
--------------------------------------------------------
                  Stephen A. MacDonald

               /s/ CHARLES P. WAITE, JR.                             Director              July 14, 1999
--------------------------------------------------------
                 Charles P. Waite, Jr.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
 2.1     Form of Agreement and Plan of Merger between Verity, Inc., a
         California corporation, and Verity Delaware Corporation, a
         Delaware corporation, filed September 22, 1995.(1)
 2.2     Agreement and Plan of Reorganization dated January 10, 1997 among Verity, Inc., Cognisoft Acquisition Corporation and
         Cognisoft Corporation, and certain shareholders of
         Cognisoft.(2)
 2.3     Form of Stock Purchase Agreement dated as of May 31, 1997
         among Verity, 64k and certain shareholders of 64K.(3)
 2.4     Agreement for Purchase and Sale of Assets dated as of May
         30, 1997 among FTP US, FTP Canada, Verity US and Verity
         Canada.(4)
 3.1     Certificate of Incorporation of the Company. Reference is
         made to Section 2 of Exhibit 2.1.
 3.2     By-Laws.(1)
 3.3     Certificate of Retirement of Series of Preferred Stock.(5)
 3.4     Certificate of Designation, Preferences and Rights of Series
         A Preferred Stock.(5)
 4.1     Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)
 4.2     Form of Rights Agreement between Verity, Inc. and First
         National Bank of Boston dated September 18, 1996.(6)
10.1     Form of Indemnification Agreement for directors and
         officers.(1),(7)
10.2     Amended and Restated 1995 Stock Option Plan and forms of
         agreements thereunder.(7),(8)
10.3     1995 Employee Stock Purchase Plan, as amended.(7)
10.4     1995 Outside Directors Stock Option Plan and forms of
         agreement thereunder.(1),(7)
10.18    Lease Agreement between Ross Drive Investors and the Company dated January 22, 1996.(9)
10.19    Retainer Agreement between Regent Pacific Management
         Corporation and Verity, Inc. dated July 31, 1997.(7),(10)
10.21    Employment Agreement between Anthony J. Bettencourt and the
         Company dated August 28, 1997.(7),(11)
10.22    Security and Loan Agreement between Imperial Bank and the
         Company dated November 30, 1997.(12)
10.23    Amendment to Retainer Agreement between Regent Pacific
         Management Corporation and Verity, Inc. dated April 13,
         1998.(7),(13)
10.24    Amendment to Security and Loan Agreement between Imperial
         Bank and the Company dated November 15, 1998.(14)
10.25    Amendment to Employment Agreement between Anthony J.
         Bettencourt and the Company dated October 6, 1998.(7),(14)
10.26    Amendment to Retainer Agreement between Regent Pacific
         Management Corporation and Verity, Inc. dated March 12,
         1999.(7),(15)
11.1     Subsidiaries of the Company.
23.1     Consent of PricewaterhouseCoopers LLP.

---------------
 (1) Incorporated by reference from the exhibits with corresponding numbers from the Company's Registration Statement (No. 33-96228), declared effective on October 5, 1995.

 (2) Incorporated by reference from Exhibit No. 2.1 from the Company's Form 8-K as filed with the Securities and Exchange Commission on January 28, 1997.

 (3) Relating to the 64K acquisition, incorporated by reference from Exhibit No.
     2.1 to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 1997.

 (4) Relating to the Key View acquisition, incorporated by reference from Exhibit No. 2.1 to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 1997.

 (5) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-Q for the quarter ended August 31, 1996.

 (6) Incorporated by reference from Exhibit No. 1 to the Company's Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996.

 (7) Management contract or compensatory plan or arrangement required to be filed as an exhibit.

 (8) With respect to the form of agreements under the Amended and Restated 1995 Stock Option Plan, incorporated by reference to such agreements filed as exhibits with corresponding exhibit number from the Company's Form 10-Q for the quarter ended August 31, 1996.

 (9) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-Q for the quarter ended February 29, 1996.

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

(15) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-Q for the quarter ended February 28, 1999.