Form 10-Q
period 1999-08-31
VERITY INC \DE\
filed 1999-10-07
CIK 949956

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

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, were 14,963,000 as of September 15, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  VERITY, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I:    FINANCIAL INFORMATION
Item 1:    Financial Statements........................................      1
           Condensed Consolidated Balance Sheets as of May 31, 1999 and
             August 31, 1999...........................................      1
           Condensed Consolidated Statements of Operations for the
             Three Months Ended August 31, 1998 and 1999...............      2
           Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended August 31, 1998 and 1999...............      3
           Notes to Condensed Consolidated Financial Statements........      4
Item 2:    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................      6
Item 3:    Quantitative and Qualitative Disclosures About Market
             Risk......................................................     22

PART II:   OTHER INFORMATION
Item 1:    Legal Proceedings...........................................     23
Item 2:    Changes in Securities and Use of Proceeds...................     23
Item 3:    Defaults upon Senior Securities.............................     23
Item 4:    Submission of Matters to a Vote of Security Holders.........     23
Item 5:    Other Information...........................................     24
Item 6:    Exhibits and Reports on Form 8-K............................     24
Signatures.............................................................     25

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VERITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              MAY 31,     AUGUST 31,
                                                                1999         1999
                                                              --------    -----------
                                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  7,907     $  8,275
  Short-term investments....................................    28,327       98,488
  Trade accounts receivable, net............................    17,174       17,545
  Prepaid and other.........................................     1,481        2,037
                                                              --------     --------
          Total current assets..............................    54,889      126,345
Property and equipment, net.................................     5,693        5,554
Long-term investments.......................................     4,132        9,023
Other assets................................................       312          272
                                                              --------     --------
          Total assets......................................  $ 65,026     $141,194
                                                              ========     ========

                                     LIABILITIES

Current liabilities:
  Accounts payable..........................................  $  3,786     $  3,789
  Accrued compensation......................................     6,665        6,523
  Other accrued liabilities.................................     1,989        1,809
  Deferred revenue..........................................     9,167        8,193
                                                              --------     --------
          Total current liabilities.........................    21,607       20,314
                                                              --------     --------

                                STOCKHOLDERS' EQUITY

Common stock, $0.001 par value:
  Authorized: 30,000,000 shares in 1999 and 2000;
  Issued and outstanding: 12,806,000 shares in 1999 and
     14,957,000 shares in 2000..............................        13           15
Additional paid-in capital..................................    99,425      171,886
Unrealized gain (loss) on investments.......................        27          (86)
Accumulated deficit.........................................   (56,046)     (50,935)
                                                              --------     --------
          Total stockholders' equity........................    43,419      120,880
                                                              --------     --------
          Total liabilities and stockholders' equity........  $ 65,026     $141,194
                                                              ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                  AUGUST 31,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
                                                                 (UNAUDITED)
Revenues:
  Software products.........................................  $ 9,889    $14,474
  Service and other.........................................    3,331      5,291
                                                              -------    -------
          Total revenues....................................   13,220     19,765
                                                              -------    -------
Costs of revenues:
  Software products.........................................      437        144
  Service and other.........................................    1,082      1,620
                                                              -------    -------
          Total costs of revenues...........................    1,519      1,764
                                                              -------    -------
Gross profit................................................   11,701     18,001
                                                              -------    -------
Operating expenses:
  Research and development..................................    3,275      3,726
  Marketing and sales.......................................    5,952      8,064
  General and administrative................................    1,381      1,580
                                                              -------    -------
          Total operating expenses..........................   10,608     13,370
                                                              -------    -------
Income from operations......................................    1,093      4,631
Other income, net...........................................      287        629
                                                              -------    -------
Net income before provision for income taxes................    1,380      5,260
Provision for income taxes..................................      150        150
                                                              -------    -------
Net income..................................................  $ 1,230    $ 5,110
                                                              =======    =======
Net income per share -- basic...............................  $  0.11    $  0.38
                                                              =======    =======
Net income per share -- diluted.............................  $  0.10    $  0.32
                                                              =======    =======
Number of shares -- basic...................................   11,627     13,486
                                                              =======    =======
Number of shares -- diluted.................................   12,882     15,806
                                                              =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   AUGUST 31,
                                                              ---------------------
                                                                1998        1999
                                                              --------    ---------
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net income................................................  $  1,230    $   5,110
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       874          777
     Provision for doubtful accounts........................       363          (48)
     Amortization of discount on securities.................      (134)        (287)
     Other..................................................       (25)        (193)
     Changes in operating assets and liabilities:
       Trade accounts receivable............................     5,081         (223)
       Prepaid and other current assets.....................      (171)        (553)
       Accounts payable.....................................      (229)          --
       Accrued compensation and other accrued liabilities...      (635)        (251)
       Deferred revenue.....................................    (1,198)        (978)
                                                              --------    ---------
          Net cash provided by operating activities.........     5,156        3,354
                                                              --------    ---------
Cash flows from investing activities:
  Acquisition of property and equipment.....................      (184)        (600)
  Purchases of marketable securities........................   (19,552)    (150,275)
  Maturity of marketable securities.........................     5,000       59,183
  Proceeds from sale of marketable securities...............     8,652       16,214
                                                              --------    ---------
          Net cash used in investing activities.............    (6,084)     (75,478)
                                                              --------    ---------
Cash flows from financing activities:
  Proceeds from the sale of common stock....................       758       72,464
  Principal payments on notes payable and capital lease
     obligations............................................      (109)          --
                                                              --------    ---------
          Net cash provided by financing activities.........       649       72,464
                                                              --------    ---------
Effect of exchange rate changes on cash.....................        17           28
                                                              --------    ---------
          Net increase (decrease) in cash and cash
            equivalents.....................................      (262)         368
Cash and cash equivalents, beginning of period..............     5,505        7,907
                                                              --------    ---------
Cash and cash equivalents, end of period....................  $  5,243    $   8,275
                                                              ========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (INFORMATION AS OF AUGUST 31, 1999 AND FOR THE QUARTERS ENDED
             AUGUST 31, 1998 AND 1999 AND THEREAFTER IS UNAUDITED)

1. INTERIM FINANCIAL DATA (UNAUDITED)

     The unaudited financial statements for the quarters ended August 31, 1998 and 1999 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company's annual financial statements on Form 10-K for the year ended May 31, 1999.

     The Company's balance sheet as of May 31, 1999 was derived from the Company's audited financial statements, but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

2. COMPUTATION OF NET INCOME PER SHARE

     Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

3. COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for its fiscal year 1999, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The Company has adopted SFAS 130; however, the effects of the adoption were immaterial to all periods presented.

4. RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Public Accountants issued Statement of Position No. 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company has evaluated the requirements of SOP 98-1 and its current policy is in compliance with this pronouncement.

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

                                  VERITY, INC.

         (INFORMATION AS OF AUGUST 31, 1999 AND FOR THE QUARTERS ENDED
             AUGUST 31, 1998 AND 1999 AND THEREAFTER IS UNAUDITED)

     During October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 (SOP 97-2), "Software Revenue Recognition." This statement delineates the accounting for software product and maintenance revenues. It supersedes Statement of Position No. 91-1, "Software Revenue Recognition," and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has evaluated the requirements of SOP 97-2 and its current revenue recognition policy is in compliance with this pronouncement. In December 1998, AcSEC released Statement of Position No. 98-9 (SOP 98-9), modification of SOP 97-2, "Software Revenue Recognition," with respect to certain transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company has evaluated the requirements of SOP 98-9 and its current revenue recognition policy is in compliance with this pronouncement.

5. BANK LINE OF CREDIT

     The commitments made under this agreement expire on September 30, 1999. The line of credit is collateralized by all corporate assets, excluding leased equipment. Borrowings under the line of credit bear interest at the lender's prime rate (8.25% at August 31, 1999). The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval. As of August 31, 1999, no borrowings were outstanding under the line of credit.

6. COMPUTATION OF EARNINGS PER SHARE

     Basic and diluted net income per share are calculated as follows for the three months ended August 31, 1998 and 1999 (in thousands, except per share data):

                                                              THREE MONTHS ENDED
                                                                  AUGUST 31,
                                                              ------------------
                                                               1998       1999
                                                              -------    -------
Basic:
  Weighted-average shares...................................   11,627     13,486
                                                              =======    =======
  Net income................................................  $ 1,230    $ 5,110
                                                              =======    =======
  Net income per share......................................  $  0.11    $  0.38
                                                              =======    =======
Diluted:
  Weighted-average shares...................................   11,627     13,486
  Common equivalent shares from stock options...............    1,255      2,320
                                                              -------    -------
  Shares used in per share calculation......................   12,882     15,806
                                                              -------    -------
  Net income................................................  $ 1,230    $ 5,110
                                                              =======    =======
  Net income per share......................................  $  0.10    $  0.32
                                                              =======    =======

7. COMMON SHARE REGISTRATION

     In August 1999, an additional public offering of common stock was closed, which generated net proceeds of $71.0 million.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes, which appear for the fiscal year ended May 31, 1999. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading "-- Risk Factors."

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

     Starting in fiscal 1998, the new management team implemented changes designed to refocus our business on our core products and markets and to streamline operations. In connection with the changes, we incurred a $3.0 million restructuring charge in the quarter ended November 30, 1997. Our restructuring and renewed focus contributed to significantly improved results during the second half of fiscal 1998 and during fiscal 1999. During the quarterly periods ended August 31, 1997 to May 31, 1999, we experienced increased revenues on a quarterly basis. In addition, during the quarterly periods ended May 31, 1998 to August 31, 1999, we experienced six straight quarters of record revenues and profitability. We incurred a net loss of $16.5 million in fiscal 1998, which included the $3.0 million restructuring charge. In fiscal 1999, we achieved net income of $12.1 million. While our goal is to increase revenue and generate net income in future periods, we cannot assure you that our strategy will be successful, that we will experience the rate of revenue growth we experienced in the last nine quarters in future periods, or that we will continue to maintain positive cash flow or profitability.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

                                                               THREE MONTHS
                                                                  ENDED
                                                                AUGUST 31,
                                                              --------------
                                                              1998     1999
                                                              -----    -----
Revenues:
  Software products.........................................   74.8%    73.2%
  Service and other.........................................   25.2     26.8
                                                              -----    -----
          Total revenues....................................  100.0    100.0
                                                              -----    -----
Costs of revenues:
  Software products.........................................    3.3      0.7
  Service and other.........................................    8.2      8.2
                                                              -----    -----
          Total costs of revenues...........................   11.5      8.9
                                                              -----    -----
Gross profit................................................   88.5     91.1
                                                              -----    -----
Operating expenses:
  Research and development..................................   24.8     18.9
  Marketing and sales.......................................   45.0     40.8
  General and administrative................................   10.4      8.0
                                                              -----    -----
          Total operating expenses..........................   80.2     67.7
                                                              -----    -----
Income from operations......................................    8.3     23.4
Interest and other expenses.................................    2.1      3.2
                                                              -----    -----
Income before provision for income taxes....................   10.4     26.6
Provision for income taxes..................................    1.1      0.7
                                                              -----    -----
Net income..................................................    9.3%    25.9%
                                                              =====    =====

  Revenues

     Our total revenues increased 49.5% from $13.2 million for the three months ended August 31, 1998 to $19.8 million for the three months ended August 31, 1999. Our total revenues as compared to the three-month period ended August 31, 1998 increased primarily due to increased revenues from licensing of Topic tools and enterprise products. Software product revenues decreased as a percentage of total revenues from 74.8% for the three months ended August 31, 1998 to 73.2% for the three months ended August 31, 1999. Service and other revenues increased as a percentage of total revenues from 25.2% for the three months ended August 31, 1998 to 26.8% for the comparable period in fiscal 2000.

     Software product revenues. Software product revenues increased 46.4% from $9.9 million for the three months ended August 31, 1998 to $14.5 million for the three months ended August 31, 1999. The increase was due principally to increased revenues from licensing of Topic tools and enterprise products.

     Service and other revenues. Our service and other revenues consist primarily of fees for software maintenance, consulting and training. Service and other revenues increased 58.8% from $3.3 million for the three months ended August 31, 1998 to $5.3 million for the three months ended August 31, 1999. Maintenance and consulting revenues increased significantly between the comparable periods due to a growth in customer base.

     Service and other revenues from foreign operations accounted for 5.5% and 6.2% of total revenues, respectively, for the three months ended August 31, 1998 and 1999. Our export sales consist primarily of products licensed for delivery outside of the United States. For the three months ended August 31, 1998 and 1999, export sales accounted for 22.4% and 14.5% of total revenues, respectively. We expect that revenues derived from foreign operations and export sales will continue to vary in future periods as a percentage of total revenues.

     Revenues from Lotus Development Corporation accounted for 12.0% of our revenues for the three months ended August 31, 1999. Revenues derived from sales to the federal government and its agencies were 3.8% and 13.8% of our revenues for the three months ended August 31, 1998 and 1999, respectively. We expect that revenues from such government sales will continue to vary in future periods as a percentage of revenues.

  Costs of Revenues

     Costs of software products. The cost of our software products consist primarily of product media, duplication, manuals, packaging materials, shipping expenses and royalties, and in certain instances, licensing of third-party software incorporated in our products. Costs of software products decreased 67.0% from $437,000 for the three months ended August 31, 1998 to $144,000 for the three months ended August 31, 1999, representing 4.4% and 1.0%, respectively, of the software product revenues. The decrease in absolute dollars during the three-month period ended August 31, 1999, was primarily due to decreasing costs of third party software components in fiscal 2000. The decrease in costs as a percentage of software product revenues was primarily related to the increased software product revenues for the three months ended August 31, 1999.

     Costs of service and other. Our costs of service and other consists of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. Costs of service and other revenues increased 49.7% from $1.1 million for the three months ended August 31, 1998 to $1.6 million for the three months ended August 31, 1999, representing 32.5% and 30.6%, respectively, of service and other revenues. The increase in absolute dollars during the three-month period ended August 31, 1999, was due principally to an increase in the staffing of our professional services organization. The decrease in costs as a percentage of service and other revenues was primarily related to an increase in consulting and maintenance revenues for the three months ended August 31, 1999.

  Operating Expenses

     Research and development. Research and development expenses increased 13.8% from $3.3 million for the three months ended August 31, 1998 to $3.7 million for the three months ended August 31, 1999, representing 24.8% and 18.9%, respectively, of total revenues. The increase in absolute dollars for the three months ended August 31, 1999 was primarily due to an increase in research and development personnel. The decrease in costs as a percentage of total revenues was primarily related to the increased revenues for the three months ended August 31, 1999. We believe that research and development expenses may increase in the future primarily due to the introduction of new products to our product line and other anticipated product development efforts. Future research and development expenses may continue to vary as a percentage of total revenues.

     Marketing and sales. Marketing and sales expenses increased 35.5% from $6.0 million for the three months ended August 31, 1998 to $8.1 million for the three months ended August 31, 1999, representing 45.0% and 40.8%, respectively, of total revenues. The increase in absolute costs for the three months ended August 31, 1999 was primarily related to the continuous expansion of our marketing and sales organization in the United States and Europe. The decrease in costs as a percentage of total revenues was primarily related to the increased revenues for the three months ended August 31, 1999. We anticipate we will continue to make significant investments in marketing and sales.

     General and administrative. General and administrative expenses increased 14.4% from $1.4 million in the three months ended August 31, 1998 to $1.6 million for the three months ended August 31, 1999, representing 10.4% and 8.0%, respectively, of total revenues. The increase in absolute costs for the three months ended August 31, 1999 was primarily related to increases in professional service fees required to support our operations. The decrease in costs as a percentage of total revenues was primarily related to the increased revenues for the three months ended August 31, 1999.

  Income Taxes

     We have established a valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a regular basis the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through proceeds of approximately $23.6 million from private sales of preferred stock, proceeds from our initial public offering and secondary public offerings of common stock and, to a lesser extent, bank credit lines and capital operating leases. We completed our initial public offering of common stock in October 1995 and realized net proceeds of $32.5 million. In January 1996, we completed our second public offering of common stock, which generated net proceeds of $16.5 million. In August 1999, we completed another public offering of common stock, which generated net proceeds of $71.0 million. We intend to use the net proceeds from the sale of the common stock for general corporate purposes, including working capital, content development and licensing, advertising and brand promotion, and potentially for the acquisition of or investment in companies, technologies or assets that complement our business. As of August 31, 1999, we had $115.8 million in cash and cash equivalents and available-for-sale securities.

     Our operating activities provided cash of $5.2 million and $3.4 million for the three months ended August 31, 1998 and 1999, respectively. Cash provided by operating activities, in the three months ended August 31, 1998, as compared to $40.4 million at May 31, 1999 was primarily due to our net income, a decrease in accounts receivable, and depreciation and amortization expense offset in part by deferred revenue. Cash provided in connection with operating activities for the three months ended August 31, 1999, was primarily due to our net income and depreciation and amortization expense offset in part by deferred revenue.

     Our investing activities used cash of $6.1 million and $75.5 million for the three months ended August 31, 1998 and 1999, respectively. For the three months ended August 31, 1998 and 1999, cash used by investing activities consisted primarily of purchases of marketable securities partially offset by proceeds from the sale and maturity of marketable securities.

     Cash provided by financing activities was $649,000 and $72.5 million for the three months ended August 31, 1998 and 1999, respectively. In the three months ended August 31, 1998, financing activities consisted primarily of proceeds from the sale of common stock as a result of option exercises. In the three months ended August 31, 1999, financing activities consisted primarily of proceeds from the sale of common stock in conjunction with our public offering.

     At August 31, 1999, the Company's principal sources of liquidity were its cash, cash equivalents, and short-term investments of $106.8 million. In March 1998, the Company negotiated a $5,000,000 line of credit under an agreement with a bank, which expired on September 30, 1998. On September 22, 1998, the Company extended the term on its bank line of credit for an additional two months until November 30, 1998. On November 15, 1998, the Company renegotiated the agreement. The commitments made under this agreement expire on September 30, 1999. The line of credit is collateralized by all corporate assets, excluding leased equipment. Borrowings under the line of credit bear interest at the lender's prime rate. The agreement requires the Company to comply with certain financial covenants and prohibits the assumption of any major debt, except for equipment leases, without the bank's approval. As of August 31, 1999, no borrowings were outstanding under the line of credit.

     Capital expenditures, including capital leases, were approximately $184,000 and $600,000 for the three months ended August 31, 1998 and 1999, respectively. For the three months ended August 31, 1998 and 1999, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software.

     We believe that our current cash and cash equivalents and our funds generated from operations, if any, will provide adequate liquidity to meet our capital and operating requirements through at least fiscal 2001.

Thereafter, or if our spending plans change, we may find it necessary to seek to obtain additional sources of financing to support our capital needs, but we cannot assure you that such financing will be available on commercially reasonable terms, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Public Accountants issued Statement of Position No. 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. We have evaluated the requirements of SOP 98-1 and our current policy is in compliance with this pronouncement.

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

     During October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 (SOP 97-2), Software Revenue Recognition. This statement delineates the accounting for software product and maintenance revenues. It supersedes Statement of Position No. 91-1, "Software Revenue Recognition," and is effective for transactions entered into in fiscal years beginning after December 15, 1997. We have evaluated the requirements of SOP 97-2 and our current revenue recognition policy is in compliance with this pronouncement. In December 1998, AcSEC released Statement of Position No. 98-9 (SOP 98-9), modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. We have evaluated the requirements of SOP 98-9 and our current revenue recognition policy is in compliance with this pronouncement.

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

     We face additional risk that suppliers of products, services and systems that we purchase and others with whom we transact business or from whom we license technology are not year 2000 compliant. We have not specifically tested software obtained from third parties that is incorporated into our products, such as licensed software, shareware, and freeware, but we are seeking assurances from our vendors that licensed software is year 2000 compliant. Despite testing by Verity and current and potential customers, and assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with year 2000 date functions. Known or unknown errors or defects in our products could result in the following adverse effects to our operations:

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

     We have not been a party to any litigation or any proceedings to date involving our products or services related to year 2000 compliance issues; however, we cannot assure you that we will not in the future be required to defend our products or services in proceedings, or to negotiate the resolution of claims based on year 2000 issues. Some commentators have predicted significant litigation regarding year 2000 compliance issues, and we are aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it. The costs of defending and resolving year 2000-related disputes, and any liability of Verity for year 2000-related damages, including consequential damages, could have a material adverse effect on our business, results of operations and financial condition.

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

RISK FACTORS

     The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition would suffer. In that event, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in our common stock. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

                         RISKS RELATED TO OUR BUSINESS

OUR GROWTH RATE MAY SLOW AND WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY

     Despite our recent financial performance, we have in the past incurred significant losses and substantial negative cash flow. In the future, our revenues may grow at a rate slower than was experienced in previous periods and, on a quarter-to-quarter basis, our growth in net sales may be significantly lower than our historical quarterly growth rate, particularly over the last six quarters. To achieve revenue growth, we must:

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

THE SIZE AND TIMING OF LARGE ORDERS MAY MATERIALLY AFFECT OUR QUARTERLY OPERATING RESULTS

     The size and timing of individual orders may cause our operating results to fluctuate. The dollar amounts of large orders for our products have been increasing, and therefore the operating results for a quarter could be materially adversely affected if one or more large orders are either not received or are delayed or deferred by customers. A significant portion of our revenues in recent quarters has been derived from these relatively large sales to a limited number of customers, and we currently anticipate that future quarters will continue to reflect this trend. Sales cycles for these customers can be up to six months or longer. In addition, customer order deferrals in anticipation of new products may cause our operating results to fluctuate. Like many software companies, we have generally recognized a substantial portion of our revenues in the last month of each quarter, with these revenues concentrated in the last weeks of the quarter. Accordingly, the cancellation or deferral of even a small number of purchases of our products could have a material adverse effect on our business, results of operations and financial condition in any particular quarter. In addition, to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may fail to keep pace or even decline.

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

     Service and other revenues derived from foreign operations accounted for 6.1%, 6.4% and 6.2% of total revenues, respectively, in fiscal 1998, fiscal 1999 and the three months ended August 31, 1999. Our export sales consist primarily of products licensed for delivery outside of the United States. In fiscal years 1998 and 1999 and the three months ended August 31, 1999, export sales accounted for 26.6%, 27.1% and 14.5% of total revenues. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below.

A SIGNIFICANT PORTION OF OUR REVENUES IS DERIVED FROM SALES TO THE FEDERAL GOVERNMENT WHICH ARE SUBJECT TO BUDGET CUTS AND, CONSEQUENTLY, THE POTENTIAL LOSS OF REVENUES UPON WHICH WE HAVE HISTORICALLY RELIED

     Revenues derived from sales to the federal government and its agencies were 9.0%, 8.1% and 13.8% of total revenues in fiscal years 1998 and 1999 and the three months ended August 31, 1999, respectively. Future reductions in United States spending on information technologies could have a material adverse effect on our operating results. Sales to government agencies declined as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

OUR OR THIRD PARTIES' COMPUTER SYSTEMS MAY FAIL IN THE YEAR 2000, WHICH WOULD DELAY OUR PRODUCT DEVELOPMENT AND THE SALE OF OUR PRODUCTS

     Failure of our computer systems could adversely affect our product development processes and/or our ability to cost-effectively manage Verity during the time required to fix such problems. In addition, computer failures could cause our customers to postpone or cancel orders for our products. We are currently assessing the readiness of our computer systems and those of our major customers to handle dates beyond the year 1999. Unforeseen problems in our own computers and embedded systems and from customers, suppliers and other organizations with which we conduct transactions worldwide may arise. These statements constitute year 2000 disclosures under federal law.

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

     In addition, stock prices for many technology companies fluctuate widely for reasons, which may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts may materially and adversely affect the market price of our common stock.

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

     In September 1996, our Board of Directors adopted a Share Purchase Rights Plan, commonly referred to as a "poison pill." In addition, the anti-takeover provisions of Section 203 of the Delaware General Corporations Law and the terms of our stock option plan may discourage, delay or prevent a change in control of Verity. On July 28, 1999, our Board of Directors approved an amendment of our Stockholders Rights Plan. This amendment is intended as a means to guard against abusive takeover tactics and is not in response to any particular proposal. The amendment is aimed to discourage acquisitions of more than 15 percent of the Verity's common stock without negotiations with the Board of Directors. In addition, in July and September 1999, our Board of Directors and shareholders, respectively, approved an amendment to our certificate of incorporation increasing the number of shares of authorized common stock from 30,000,000 shares to 100,000,000 shares. The Board of Directors could sell these shares strategically to approve a hostile takeover, for example by selling them in a private transaction to investors who would oppose a takeover or favor the current Directors, or could be issued in connection with our "poison pill."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of August 31, 1999, approximately 90% of our total portfolio matures in one year or less, with the remainder maturing in less than two years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

     The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of August 31, 1999:

                                              FY2000     FY2001     TOTAL     FAIR VALUE
                                              -------    ------    -------    ----------
                                                            (IN THOUSANDS)
Cash equivalents............................  $ 8,275        --    $ 8,275     $ 8,275
Average interest rate.......................      2.5%
Short-term investments......................  $98,488        --    $98,488     $98,488
Average interest rate.......................      5.4%
Long-term investments.......................       --    $9,023    $ 9,023     $ 9,023
Average interest rates......................       --       5.7%

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 21, 1999, Phoenix Leasing Incorporated exercised a warrant to purchase an aggregate of 493 shares of Verity common stock. The transaction is considered a net exercise and is exempt from regulations pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on September 21, 1999, which was continued to September 27, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management's nominees for directors and six proposals were submitted to the stockholders of the Company. Management's nominees for directors were elected by the following vote:

                                                                             SHARES
                                                                    ------------------------
                                                                    VOTING FOR     WITHHELD
                              NOMINEE                               ----------    ----------
    Steven M. Krausz............................................    11,463,152       562,078
    Charles P. Waite............................................    11,459,253       565,977

     Gary J. Sbona, Steven M. Krausz, Charles P. Waite, Jr. and Stephen A. MacDonald continued to serve as directors of the Company after the annual meeting. Mr. Sbona will continue to serve as the Chairman of the Board until the Annual Meeting of Stockholders to be held in 2001. Mr. MacDonald will continue to serve until the Annual Meeting of Stockholders to be held in 2000, and Mr. Krausz and Mr. Waite will continue to serve until the Annual Meeting of Stockholders to be held in 2002.

     A second proposal to approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 30,000,000 to 100,000,000 shares was submitted to a vote of the stockholders of the Company. The proposal was approved by the following vote:

FOR THE PROPOSAL   AGAINST THE PROPOSAL   ABSTENTIONS   BROKER NON-VOTES
----------------   --------------------   -----------   ----------------
   6,821,195            5,150,310           53,725              N/A

     A third proposal to approve the Company's 1995 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under such plan from 1,300,000 to 2,000,000 shares was submitted to a vote of the stockholders of the Company. The proposal was approved by the following vote:

FOR THE PROPOSAL   AGAINST THE PROPOSAL   ABSTENTIONS   BROKER NON-VOTES
----------------   --------------------   -----------   ----------------
   9,501,070              747,475           39,375         1,737,310

     A fourth proposal to approve the Company's 1995 Stock Option Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under such plan from 4,060,836 to 5,060,836 shares was submitted to a vote of the stockholders of the Company. The proposal was approved by the following vote:

FOR THE PROPOSAL   AGAINST THE PROPOSAL   ABSTENTIONS   BROKER NON-VOTES
----------------   --------------------   -----------   ----------------
   5,426,423            5,046,743           70,054         1,482,010

     A fifth proposal to approve the Company's 1995 Outside Directors Stock Option Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under such plan from

200,000 to 500,000 shares, and to increase the annual grant size from 5,000 shares to 20,000 shares was submitted to a vote of the stockholders of the Company. The proposal was approved by the following vote:

                       AGAINST THE                        BROKER NON-
FOR THE PROPOSAL         PROPOSAL         ABSTENTIONS        VOTES
----------------   --------------------   -----------   ----------------
   5,591,743            4,660,057           64,677        1,708,753

     A final proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants of the Company for its fiscal year ending May 31, 2000 was also submitted to a vote of the stockholders of the Company. The proposal was approved by the following vote:

FOR THE PROPOSAL   AGAINST THE PROPOSAL   ABSTENTIONS   BROKER NON-VOTES
----------------   --------------------   -----------   ----------------
  11,971,949               11,887           41,394              N/A

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

Dated: October 7, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
  2.1     Form of Agreement and Plan of Merger between Verity, Inc., a
          California corporation, and Verity Delaware Corporation, a
          Delaware corporation, filed September 22, 1995.(1)
  3.1     Certificate of Incorporation of the Company. Reference is
          made to Section 2 of Exhibit 2.1.
  3.2     By-Laws.(1)
  3.3     Certificate of Retirement of Series of Preferred Stock.(2)
  3.4     Certificate of Designation, Preferences and Rights of Series
          A Preferred Stock.(2)
  4.1     Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)
  4.2     Form of Rights Agreement between Verity, Inc. and First
          National Bank of Boston dated September 18, 1996.(3)
 27.1     Financial Data Schedule

---------------
(1) Incorporated by reference from the exhibits with corresponding numbers from the Company's Registration Statement (No. 33-96228), declared effective on October 5, 1995.

(2) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-Q for the quarter ended August 31, 1996.

(3) Incorporated by reference from Exhibit No. 1 to the Company's Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996.