Form 10-Q
period 1999-11-30
VERITY INC \DE\
filed 2000-01-14
CIK 949956

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

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

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

                               Yes [X]     No [ ]

     The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, were 31,071,000 as of December 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  VERITY, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                    PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements........................................    1
          Condensed Consolidated Balance Sheets as of May 31, 1999 and
          November 30, 1999...........................................    1
          Condensed Consolidated Statements of Operations for the
          Three Months Ended November 30, 1998 and 1999 and the Six
          Months Ended November 30, 1998 and 1999.....................    2
          Condensed Consolidated Statements of Cash Flows for the Six
          Months Ended November 30, 1998 and 1999.....................    3
          Notes to Condensed Consolidated Financial Statements........    4
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    8
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   24

                      PART II. OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   25
Item 2.   Changes in Securities and Use of Proceeds...................   25
Item 3.   Defaults upon Senior Securities.............................   25
Item 4.   Submission of Matters to a Vote of Security Holders.........   25
Item 5.   Other Information...........................................   26
Item 6.   Exhibits and Reports on Form 8-K............................   26
Signature.............................................................   27

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VERITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              MAY 31,     NOVEMBER 30,
                                                                1999          1999
                                                              --------    ------------
                                                                          (UNAUDITED)
Current assets:
Cash and cash equivalents...................................  $  7,907      $  7,255
  Short-term investments....................................    28,327       101,797
  Trade accounts receivable, net............................    17,174        13,906
  Prepaid and other.........................................     1,481         2,618
                                                              --------      --------
          Total current assets..............................    54,889       125,576
Property and equipment, net.................................     5,693         5,316
Long-term investments.......................................     4,132        16,870
Other assets................................................       312           234
                                                              --------      --------
          Total assets......................................  $ 65,026      $147,996
                                                              ========      ========

                                     LIABILITIES

Current liabilities:
  Accounts payable..........................................  $  3,786      $  4,109
  Accrued compensation......................................     6,665         6,427
  Other accrued liabilities.................................     1,989         1,788
  Deferred revenue..........................................     9,167         8,493
                                                              --------      --------
          Total current liabilities.........................    21,607        20,817
                                                              --------      --------

                                 STOCKHOLDERS' EQUITY

Common stock, $0.001 par value:
  Authorized: 30,000,000 shares in 1999 and 100,000,000 in
     2000;
     Issued and outstanding: 25,612,000 shares in 1999 and
     31,012,000 shares in 2000..............................        26            31
Additional paid-in capital..................................    99,412       176,657
Unrealized gain (loss) on investments.......................        27          (113)
Accumulated deficit.........................................   (56,046)      (49,396)
                                                              --------      --------
          Total stockholders' equity........................    43,419       127,179
                                                              --------      --------
          Total liabilities and stockholders' equity........  $ 65,026      $147,996
                                                              ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         NOVEMBER 30,          NOVEMBER 30,
                                                      ------------------    ------------------
                                                       1998       1999       1998       1999
                                                      -------    -------    -------    -------
                                                         (UNAUDITED)           (UNAUDITED)
Revenues:
  Software products.................................  $11,497    $10,093    $21,386    $24,567
  Service and other.................................    3,713      6,624      7,044     11,915
                                                      -------    -------    -------    -------
          Total revenues............................   15,210     16,717     28,430     36,482
                                                      -------    -------    -------    -------
Costs of revenues:
  Software products.................................      401        173        838        317
  Service and other.................................    1,074      2,290      2,156      3,910
                                                      -------    -------    -------    -------
          Total costs of revenues...................    1,475      2,463      2,994      4,227
                                                      -------    -------    -------    -------
Gross profit........................................   13,735     14,254     25,436     32,255
                                                      -------    -------    -------    -------
Operating expenses:
  Research and development..........................    3,299      3,736      6,574      7,462
  Marketing and sales...............................    6,608      8,718     12,560     16,782
  General and administrative........................    1,610      1,600      2,991      3,180
                                                      -------    -------    -------    -------
          Total operating expenses..................   11,517     14,054     22,125     27,424
                                                      -------    -------    -------    -------
Income from operations..............................    2,218        200      3,311      4,831
Other income, net...................................      297      1,490        584      2,119
                                                      -------    -------    -------    -------
Net income before provision for income taxes........    2,515      1,690      3,895      6,950
Provision for income taxes..........................      150        150        300        300
                                                      -------    -------    -------    -------
Net income..........................................  $ 2,365    $ 1,540    $ 3,595    $ 6,650
                                                      =======    =======    =======    =======
Net income per share -- basic.......................  $  0.10    $  0.05    $  0.15    $  0.23
                                                      =======    =======    =======    =======
Net income per share -- diluted.....................  $  0.09    $  0.04    $  0.14    $  0.20
                                                      =======    =======    =======    =======
Number of shares -- basic...........................   23,647     30,514     23,451     28,743
                                                      =======    =======    =======    =======
Number of shares -- diluted.........................   26,290     35,357     26,027     33,484
                                                      =======    =======    =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                  NOVEMBER 30,
                                                              ---------------------
                                                                1998        1999
                                                              --------    ---------
                                                                   (UNAUDITED)
Cash flows from operating activities:
  Net income................................................  $  3,595    $   6,650
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     1,372        1,488
     Non-cash restructuring charges.........................      (190)          --
     Provision for doubtful accounts........................        (4)         (46)
     Amortization of discount on securities.................      (379)        (787)
     Other..................................................        --         (110)
     Changes in operating assets and liabilities:
       Trade accounts receivable............................     1,598        3,193
       Prepaid and other current assets.....................      (352)      (1,145)
       Accounts payable.....................................       191          335
       Accrued compensation and other accrued liabilities...       607         (205)
       Deferred revenue.....................................    (1,118)        (680)
                                                              --------    ---------
          Net cash provided by operating activities.........     5,320        8,693
                                                              --------    ---------
Cash flows from investing activities:
  Acquisition of property and equipment.....................      (195)      (1,112)
  Purchases of marketable securities........................   (31,392)    (247,032)
  Maturity of marketable securities.........................    13,705      124,180
  Proceeds from sale of marketable securities...............    10,811       37,292
                                                              --------    ---------
          Net cash used in investing activities.............    (7,071)     (86,672)
                                                              --------    ---------
Cash flows from financing activities:
  Proceeds from the sale of common stock, net...............     2,294       77,250
  Principal payments on notes payable and capital lease
     obligations............................................      (122)          --
                                                              --------    ---------
          Net cash provided by financing activities.........     2,172       77,250
                                                              --------    ---------
Effect of exchange rate changes on cash.....................       (11)          77
                                                              --------    ---------
          Net increase (decrease) in cash and cash
            equivalents.....................................       410         (652)
Cash and cash equivalents, beginning of period..............     5,505        7,907
                                                              --------    ---------
Cash and cash equivalents, end of period....................  $  5,915    $   7,255
                                                              ========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (INFORMATION AS OF NOVEMBER 30, 1999 AND FOR THE QUARTERS AND SIX MONTHS ENDED
            NOVEMBER 30, 1998 AND 1999 AND THEREAFTER IS UNAUDITED)

 1. INTERIM FINANCIAL DATA (UNAUDITED)

     The unaudited financial statements as of November 30, 1999 and for the three and six months ended November 30, 1998 and 1999 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company's annual financial statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1999.

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

     On October 21, 1999, the Company's board of directors authorized a two-for-one split of its common stock effective December 3, 1999 in the form of a stock dividend for stockholders of record at the close of business on November 17, 1999. All share data information in the accompanying condensed consolidated financial statements is restated to reflect the stock split.

 3. COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and became effective for the Company for its fiscal year 1999, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. The Company has adopted SFAS 130; however, the effects of the adoption were immaterial to all periods presented.

                                  VERITY, INC.

 (INFORMATION AS OF NOVEMBER 30, 1999 AND FOR THE QUARTERS AND SIX MONTHS ENDED
            NOVEMBER 30, 1998 AND 1999 AND THEREAFTER IS UNAUDITED)

 4. BUSINESS SEGMENT

     The Company has sales and marketing operations located outside the United States in the Netherlands, United Kingdom, France and Germany and a development and technical support operation in Canada. Foreign branch and subsidiary revenues consist primarily of maintenance and consulting services.

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                NOVEMBER 30,          NOVEMBER 30,
                                             ------------------    -------------------
                                              1998       1999       1998        1999
                                             -------    -------    -------    --------
                                                (UNAUDITED)            (UNAUDITED)
                                                          (IN THOUSANDS)
Revenues:
USA........................................  $14,185    $14,902    $26,673    $ 33,438
  Europe...................................    1,025      1,815      1,757       3,044
  ROW......................................       --         --         --          --
     Consolidated..........................   15,210     16,717     28,430      36,482
Operating income:
  USA......................................    3,886        263      6,574       5,321
  Europe...................................      770        860      1,253       1,249
  ROW......................................      583        147         89         176
  Eliminations.............................   (3,021)    (1,070)    (4,605)     (1,915)
     Consolidated..........................    2,218        200      3,311       4,831
Identifiable assets:
  USA......................................   42,345    142,209     42,345     142,209
  Europe...................................    4,157      5,334      4,157       5,334
  ROW......................................      292        453        292         453
     Consolidated..........................   46,794    147,996     46,794     147,996

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

 5. RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all quarters of

                                  VERITY, INC.

 (INFORMATION AS OF NOVEMBER 30, 1999 AND FOR THE QUARTERS AND SIX MONTHS ENDED
            NOVEMBER 30, 1998 AND 1999 AND THEREAFTER IS UNAUDITED)

fiscal years beginning after June 15, 2000. The Company has not determined its strategy for the adoption of SFAS 133 or its effect on the financial statements.

     During October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 (SOP 97-2), "Software Revenue Recognition." This statement delineates the accounting for software product and maintenance revenues. It supersedes Statement of Position No. 91-1, "Software Revenue Recognition," and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has evaluated the requirements of SOP 97-2 and its current revenue recognition policy is in compliance with this pronouncement. In December 1998, AcSEC released Statement of Position No. 98-9 (SOP 98-9), modification of SOP 97-2, "Software Revenue Recognition," with respect to certain transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 are effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company has evaluated the requirements of SOP 98-9 and its current revenue recognition policy is in compliance with this pronouncement.

 6. COMPUTATION OF EARNINGS PER SHARE

     In October 1999, the Company's board of directors declared a two-for-one common stock split to be accounted for as a stock dividend. All share data information is restated to reflect the stock split.

     Basic and diluted net income per share are calculated as follows for the three months and six months ended November 30, 1998 and 1999 (in thousands, except per share data):

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 NOVEMBER 30,          NOVEMBER 30,
                                              ------------------    ------------------
                                               1998       1999       1998       1999
                                              -------    -------    -------    -------
Basic:
  Weighted-average shares...................   23,647     30,514     23,451     28,743
                                              =======    =======    =======    =======
  Net income................................  $ 2,365    $ 1,540    $ 3,595    $ 6,650
                                              =======    =======    =======    =======
  Net income per share......................  $  0.10    $  0.05    $  0.15    $  0.23
                                              =======    =======    =======    =======
Diluted:
  Weighted-average shares...................   23,647     30,514     23,451     28,743
  Common equivalent shares from stock
     options................................    2,643      4,843      2,576      4,741
                                              -------    -------    -------    -------
  Shares used in per share calculation......   26,290     35,357     26,027     33,484
                                              -------    -------    -------    -------
  Net income................................  $ 2,365    $ 1,540    $ 3,595    $ 6,650
                                              =======    =======    =======    =======
  Net income per share......................  $  0.09    $  0.04    $  0.14    $  0.20
                                              =======    =======    =======    =======

                                  VERITY, INC.

 (INFORMATION AS OF NOVEMBER 30, 1999 AND FOR THE QUARTERS AND SIX MONTHS ENDED
            NOVEMBER 30, 1998 AND 1999 AND THEREAFTER IS UNAUDITED)

 7. COMMON STOCK REGISTRATION

     On August 10, 1999, the Company completed the public offering of 1,775,000 shares of its common stock under a registration statement declared effective by the Securities and Exchange Commission on August 4, 1999. Of these shares, the Company sold 1,500,000 shares and selling stockholders sold 275,000 shares. The sale of the 1,500,000 shares by the Company resulted in aggregate proceeds to the Company of $63,960,000. On August 27, 1999, the Company sold 139,250 additional shares of its common stock to the underwriters pursuant to the underwriters' exercise of their over-allotment option, resulting in additional aggregate proceeds to the Company of $5,937,620. Aggregate proceeds are after deduction of underwriting commissions and discounts of $2.36 per share, but before payment of the Company's offering expenses, which it estimated to be approximately $775,000.

 8. CONTINGENCIES

     In December 1999, a number of complaints were filed in the United States District Court for Northern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock during the period between December 1 and December 14, 1999. The complaints name as defendants the Company and certain of its directors and officers, asserting that they violated federal securities laws by misrepresenting Verity's business and earnings growth ability to continue to achieve profitable growth, and failing to disclose certain information about the Company's business. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes, which appear in our Annual Report on Form 10-K for the fiscal year ended May 31, 1999. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading "-- Risk Factors" below.

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

     During fiscal 1997 and early fiscal 1998, we incurred substantial net losses and our quarterly revenues fluctuated significantly. In particular, we incurred reduced revenues on a quarter-to-quarter basis in the first quarter of fiscal 1997, the third quarter of fiscal 1997 and the first quarter of fiscal 1998. In this period, we experienced significant turnover in our workforce, including turnover of several members of senior management. Also, we experienced difficulties in integrating or leveraging our acquisitions of Cognisoft Corporation and 64K Incorporated in fiscal 1997. Under these circumstances, on July 31, 1997, we retained Mr. Gary J. Sbona as our president and chief executive officer, and we entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the chief executive officer. Pursuant to this agreement, Regent Pacific has provided management services for Verity, including the services of Mr. Sbona as chief executive officer and at least four other Regent Pacific personnel as part of our management team.

     Starting in fiscal 1998, the new management team implemented changes designed to refocus our business on our core products and markets and to streamline operations. In connection with the changes, we incurred a $3.0 million restructuring charge in the quarter ended November 30, 1997. Our restructuring and renewed focus contributed to significantly improved results during the second half of fiscal 1998 and during fiscal 1999. During the quarterly periods ended August 31, 1997 to August 31, 1999, we experienced increased revenues on a quarterly basis. In addition, during the quarterly periods ended May 31, 1998 to August 31, 1999, we experienced six straight quarters of record revenues and profitability. However, due to a delay in closing three large transactions, revenues for the three months ended November 30, 1999 were lower than we expected. We incurred a net loss of $16.5 million in fiscal 1998, which included the $3.0 million restructuring charge. In fiscal 1999, we achieved net income of $12.1 million. While our goal is to increase revenue and generate net income in future periods, we cannot assure you that our strategy will be successful, that we will experience the rate of revenue growth we experienced from August 31, 1997 to August 31, 1999 in future periods, or that we will continue to maintain positive cash flow or profitability.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain items in our Condensed Consolidated Statements of Operations for the periods indicated:

                                                       THREE MONTHS       SIX MONTHS
                                                          ENDED             ENDED
                                                       NOVEMBER 30,      NOVEMBER 30,
                                                      --------------    --------------
                                                      1998     1999     1998     1999
                                                      -----    -----    -----    -----
Revenues:
Software products...................................   75.6%    60.4%    75.2%    67.3%
  Service and other.................................   24.4     39.6     24.8     32.7
                                                      -----    -----    -----    -----
          Total revenues............................  100.0    100.0    100.0    100.0
                                                      -----    -----    -----    -----
Costs of revenues:
  Software products.................................    2.6      1.0      2.9      0.9
  Service and other.................................    7.1     13.7      7.6     10.7
                                                      -----    -----    -----    -----
          Total costs of revenues...................    9.7     14.7     10.5     11.6
                                                      -----    -----    -----    -----
Gross profit........................................   90.3     85.3     89.5     88.4
                                                      -----    -----    -----    -----
Operating expenses:
  Research and development..........................   21.7     22.3     23.1     20.5
  Marketing and sales...............................   43.4     52.2     44.2     46.0
  General and administrative........................   10.6      9.6     10.5      8.7
                                                      -----    -----    -----    -----
          Total operating expenses..................   75.7     84.1     77.8     75.2
                                                      -----    -----    -----    -----
Income from operations..............................   14.6      1.2     11.7     13.2
Interest and other expenses.........................    2.0      8.9      2.0      5.9
                                                      -----    -----    -----    -----
Income before provision for income taxes............   16.6     10.1     13.7     19.1
Provision for income taxes..........................    1.0      0.9      1.1      0.9
                                                      -----    -----    -----    -----
Net income..........................................   15.6%     9.2%    12.6%    18.2%
                                                      =====    =====    =====    =====

  Revenues

     Our total revenues increased 28.3% from $28.4 million for the six months ended November 30, 1998 to $36.5 million for the six months ended November 30, 1999. Our total revenues during the six-month period ended November 30, 1999 as compared to the six-month period ended November 30, 1998 increased primarily due to increased revenues from maintenance and consulting. Software product revenues decreased as a percentage of total revenues from 75.2% and 75.6% for the six months and three months ended November 30, 1998, respectively, to 67.3% and 60.4%, respectively, for the comparable periods in fiscal 2000. Conversely, service and other revenues increased as a percentage of total revenues from 24.8% and 24.4% for the six months and three months ended November 30, 1998, respectively, to 32.7% and 39.6%, respectively, for the comparable periods in fiscal 2000.

     Software product revenues. Software product revenues increased 14.9% from $21.4 million for the six months ended November 30, 1998 to $24.6 million for the six months ended November 30, 1999. The increase for the six months ended November 30, 1999 in comparison to the six months ended November 30, 1998 was due principally to increased revenues from licensing of enterprise products. Software product revenues decreased 12.2% from $11.5 million for the three months ended November 30, 1998 to $10.1 million for the three months ended November 30, 1999. The decrease for the three months ended November 30, 1999 from the three months ended November 30, 1998 was due principally to decreased revenues from licensing of Internet/Publishing products and Topic Tools products, and delays in securing a few transactions for the quarter.

     Service and other revenues. Our service and other revenues consist primarily of fees for software maintenance, consulting and training. Service and other revenues increased 69.2% from $7.0 million for the six months ended November 30, 1998 to $11.9 million for the six months ended November 30, 1999. Service and other revenues increased 78.4% from $3.7 million for the three months ended November 30, 1998 to $6.6 million for the three months ended November 30, 1999. Maintenance revenues increased significantly between the comparable periods primarily due to a growth in customer base. Consulting revenues increased significantly between the comparable periods primarily due to a growth in customer base and the sale of a specific product, which requires additional consulting services.

     Service and other revenues from foreign operations accounted for 6.2% and 8.3% of total revenues, respectively, for the six months ended November 30, 1998 and 1999. For the three months ended November 30, 1998 and 1999, service and other revenues from foreign operations accounted for 6.8% and 10.9% of total revenues, respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. For the six months ended November 30, 1998 and 1999, export sales accounted for 25.8% and 18.1% of total revenues, respectively. For the three months ended November 30, 1998 and 1999, export sales accounted for 28.7% and 22.4% of total revenues, respectively. We expect that revenues derived from foreign operations and export sales will continue to vary in future periods as a percentage of total revenues.

     No single customer accounted for more than 10% of our revenues for the three and six months ended November 30, 1999. For the three months ended November 30, 1998, revenues derived form sales to Cisco Systems, Inc. accounted for 11.7% of our total revenues. For the six months ended November 30, 1998, no single customer accounted for more than 10% of our revenues. Revenues derived from sales to the federal government and its agencies were 9.2% and 12.1% of total revenues for the six months ended November 30, 1998 and 1999, respectively, and 13.9% and 10.0% of total revenues for the three months ended November 30, 1998 and 1999, respectively. We expect that revenues from such government sales will continue to vary in future periods as a percentage of revenues.

  Costs of Revenues

     Costs of software products. The cost of our software products consist primarily of product media, duplication, manuals, packaging materials, shipping expenses and royalties, and in certain instances, licensing of third-party software incorporated in our products. Costs of software products decreased 62.2% from $838,000 for the six months ended November 30, 1998 to $317,000 for the six months ended November 30, 1999, representing 3.9% and 1.3%, respectively, of the software product revenues during these periods. Costs of software products decreased 56.9% from $401,000 for the three months ended November 30, 1998 to $173,000 for the three months ended November 30, 1999, representing 3.5% and 1.7%, respectively, of the software product revenues during these periods. The decrease in absolute dollars and as a percentage of software product revenues during the six-month period ended November 30, 1999, was primarily due to decreasing costs of third party software components in fiscal 2000.

     Costs of service and other. Our costs of service and other consists of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. Costs of service and other revenues increased 81.4% from $2.2 million for the six months ended November 30, 1998 to $3.9 million for the six months ended November 30, 1999, representing 30.6% and 32.8%, respectively, of service and other revenues during these periods. Costs of service and other revenues increased 113.2% from $1.1 million for the three months ended November 30, 1998 to $2.3 million for the three months ended November 30, 1999, representing 28.9% and 34.6%, respectively, of service and other revenues during these periods. The increase in absolute dollars during the periods ended November 30, 1999, was due principally to an increase in the staffing of our professional services organization. The increase in costs as a percentage of service and other revenues was primarily related to a shift in the mix of service and other revenues from higher margin maintenance revenues to lower margin consulting revenues.

  Operating Expenses

     Research and development. Research and development expenses increased 13.5% from $6.6 million for the six months ended November 30, 1998 to $7.5 million for the six months ended November 30, 1999, representing 23.1% and 20.5%, respectively, of total revenues for these periods. Research and development expenses increased 13.2% from $3.3 million for the three months ended November 30, 1998 to $3.7 million for the three months ended November 30, 1999, representing 21.7% and 22.3%, respectively, of total revenues for these periods. The increase in absolute dollars for the periods ended November 30, 1999 was primarily due to an increase in research and development personnel. The decrease in costs as a percentage of total revenues for the six months ended November 30, 1999, was primarily related to the increased revenues during this period. The increase in absolute dollars and in costs as a percentage of total revenues for the three months ended November 30, 1999 was primarily related to an increase in research and development personnel, particularly in Verity Canada. We believe that research and development expenses may increase in the future primarily due to the introduction of new products to our product line and other anticipated product development efforts. Future research and development expenses may continue to vary as a percentage of total revenues.

     Marketing and sales. Marketing and sales expenses increased 33.6% from $12.6 million for the six months ended November 30, 1998 to $16.8 million for the six months ended November 30, 1999, representing 44.2% and 46.0%, respectively, of total revenues during these periods. Marketing and sales expenses increased 31.9% from $6.6 million for the three months ended November 30, 1998 to $8.7 million for the three months ended November 30, 1999, representing 43.4% and 52.2%, respectively, of total revenues during these periods. The increase in absolute costs and in costs as a percentage of total revenues for the periods ended November 30, 1999 was primarily related to the continuous expansion of our marketing and sales organization and the launch of our e-commerce and corporate portal seminar series. We anticipate we will continue to make significant investments in marketing and sales.

     General and administrative. General and administrative expenses increased 6.3% from $3.0 million in the six months ended November 30, 1998 to $3.2 million for the six months ended November 30, 1999, representing 10.5% and 8.7%, respectively, of total revenues during these periods. General and administrative expenses decreased 0.6% from $1,610,000 in the three months ended November 30, 1998 to $1,600,000 for the three months ended November 30, 1999, representing 10.6% and 9.6%, respectively, of total revenues. The increase in absolute costs for the six months ended November 30, 1999 was primarily related to increases in professional service fees required to support our operations. The decrease in costs as a percentage of total revenues was primarily related to the increased revenues for the six months ended November 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through proceeds of approximately $23.6 million from private sales of preferred stock, proceeds from our initial public offering and secondary public offerings of common stock and, to a lesser extent, bank credit lines and capital operating leases. We completed our initial public offering of common stock in October 1995 and realized net proceeds of $32.5 million. In January 1996, we completed our second public offering of common stock, which generated net proceeds of $16.5 million. In August 1999, we completed another public offering of common stock, which generated net proceeds of $71.0 million. We intend to use the net proceeds from the sale of the common stock for general corporate purposes, including working capital, content development and licensing, advertising and brand promotion, and potentially for the acquisition of or investment in companies, technologies or assets that complement our business. As of November 30, 1999, we had $125.9 million in cash and cash equivalents and available-for-sale securities.

     Our operating activities provided cash of $5.3 million and $8.7 million for the six months ended November 30, 1998 and 1999, respectively. Cash provided by operating activities, in the six months ended November 30, 1998 and 1999 was primarily due to our net income, a decrease in accounts receivable, and depreciation and amortization expense offset in part by a decrease in deferred revenue.

     Our investing activities used cash of $7.1 million and $86.7 million for the six months ended November 30, 1998 and 1999, respectively. For the six months ended November 30, 1998 and 1999, cash used by investing activities consisted primarily of purchases of marketable securities partially offset by proceeds from the sale and maturity of marketable securities.

     Cash provided by financing activities was $2.2 million and $77.3 million for the six months ended November 30, 1998 and 1999, respectively. In the six months ended November 30, 1998, financing activities consisted primarily of proceeds from the sale of common stock in connection with our employee stock purchase plan. In the six months ended November 30, 1999, financing activities consisted primarily of proceeds from the sale of common stock in conjunction with our public offering and the sale of common stock as a result of stock options exercised.

     Capital expenditures, including capital leases, were approximately $195,000 and $1.1 million for the six months ended November 30, 1998 and 1999, respectively. For the six months ended November 30, 1998, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software. For the six months ended November 30, 1999, these expenditures consisted of purchases of property and equipment, primarily for computer hardware and software as a result of our rapid personnel expansion, particularly our sales force, as well as increased office locations, worldwide.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all quarters of fiscal years beginning after June 15, 1999. We have not determined our strategy for the adoption of SFAS 133 or its effect on our financial statements.

     During October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2 (SOP 97-2), Software Revenue Recognition. This statement delineates the accounting for software product and maintenance revenues. It supersedes Statement of Position No. 91-1, "Software Revenue Recognition," and is effective for transactions entered into in fiscal years beginning after December 15, 1997. We have evaluated the requirements of SOP 97-2 and our current revenue recognition policy is in compliance with this pronouncement. In December 1998, AcSEC released Statement of Position No. 98-9 (SOP 98-9), modification of SOP 97-2, Software Revenue Recognition, with respect to certain transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 and SOP 98-9 are effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. We have evaluated the requirements of SOP 98-9 and our current revenue recognition policy is in compliance with this pronouncement.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning with the year 2000, these code fields need to accept four digit entries to distinguish 21st century dates from 20th century dates. This change is referred to as "year 2000 compliant." Prior to January 1, 2000, computer systems and/or software products used by many companies may have needed to be upgraded to be year 2000 compliant.

     As of November 30, 1999, we have tested and confirmed that all currently shipping versions of our products meet Verity's Y2K Readiness Criteria. We have gone through, and completed, an extensive process to make sure that our internal applications and company infrastructure are year 2000 compliant by developing a phased year 2000 readiness plan for the current versions of our products. The plan included:

     - development of corporate awareness;

     - assessment;

     - implementation including remediation, upgrading and replacement of certain product version;

     - validation testing; and

     - contingency planning.

     We will continue to respond to customer concerns about prior versions of our products on a case-by-case basis.

     The current versions of our products are "year 2000 compliant" when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are also year 2000 compliant. We continue to test our products on all platforms or all versions of operating systems that we currently support and advise our customers to verify that their platforms and operating systems support the transition to the year 2000.

     We face additional risk that suppliers of products, services and systems that we purchase and others with whom we transact business or from whom we license technology are not year 2000 compliant. We have not specifically tested software obtained from third parties that is incorporated into our products, such as licensed software, shareware, and freeware, but we have sought assurances from our vendors that licensed software is year 2000 compliant. Despite testing by Verity and current and potential customers, and assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with year 2000 date functions. Known or unknown errors or defects in our products could result in the following adverse effects to our operations:

     - delay or loss of revenue;

     - diversion of development resources;

     - damage to our reputation; or

     - increased service or warranty costs.

     As a Year 2000 program is a dynamic process at any company, we will continue to monitor for any changes of status for third party components used in Verity products. If third parties fail to provide us with products, services or systems that are year 2000 compliant on a timely basis, our business, results of operations and financial condition could be materially and adversely affected.

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

     We have funded our year 2000 plan from operating cash flows and have not separately accounted for these costs in the past. To date, we have not incurred any material costs related to year 2000 compliance activities. We may continue to incur additional amounts related to the year 2000 for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. The future costs of these year 2000 compliance activities are bring reviewed and analyzed by management to determine the potential exposure, which could adversely affect our business, results of operations, and financial condition. These estimates will be derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, we cannot assure you that these estimates will be achieved and actual results could differ significantly from those plans. We may experience material problems and costs with year 2000 compliance. We cannot assure you that we will identify and remedy all significant year 2000 problems in a timely fashion, that remedial efforts in this regard will not involve significant time and expense, or that these problems will not have a material adverse effect on our business, results of operations and financial condition. As Verity continues to develop and release new products, as well as updated versions of existing products, we will continue to utilize the testing processes and methodologies referenced above to assure that these future product releases and our critical operations comply with our Year 2000 Readiness Criteria. The cost of developing and implementing such a plan may itself be material. We are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company "year 2000 compliance" failures and related service interruptions.

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

IMPACT OF EUROPEAN MONETARY CONVERSION

     We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, as of January 1, 1999, at which date the euro became a functional legal currency of these countries. During the next three years, business in the EMU member states will be conducted in both the existing national currencies, such as the French franc or the Deutsche mark, and the euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handing these currencies, including the euro. We are still assessing the impact that the conversion to the euro will have on our internal systems, the sale of our products, and the European and global economies. We will take appropriate corrective actions based on the results of such assessment. We have not yet determined the cost related to addressing this issue.

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

                         RISKS RELATED TO OUR BUSINESS

OUR GROWTH RATE MAY SLOW AND WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY

     We have in the past incurred significant losses and substantial negative cash flow. In the future, our revenues may grow at a rate slower than was experienced in previous periods and, on a quarter-to-quarter basis, our growth in net sales may be significantly lower than our historical quarterly growth rate, particularly over the last seven quarters. To achieve revenue growth, we must:

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

WE HAVE BEEN SUED, AND ARE AT RISK OF FUTURE SECURITIES CLASS ACTION LITIGATION, DUE TO OUR PAST AND EXPECTED STOCK PRICE VOLATILITY

     In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in December 1999 our stock price dramatically declined, and a number of lawsuits were filed against us. See "Part II Other Information -- Item 1. Legal Proceedings" for a description of these lawsuits. Because we expect our stock price to continue to fluctuate significantly, we may be the target of similar litigation in the future. This and other securities litigation could result in substantial costs and divert management's attention and resources, and could seriously harm our business.

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

     Our development efforts are focused on expanding our suite of products, designing enhancements to our core technology and addressing additional technical challenges inherent in integrating our products with those of our strategic partners and developing new applications for enterprise, corporate portals, e-commerce sites, online publishing and media sites, OEM and sophisticated CD-ROM publishing markets. We plan to undertake development of further enhancements of the search performance, scalability, functionality and deployability of our products. We cannot assure you that these products will be developed and released on a timely basis, or that these products will achieve market acceptance.

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

WE RELY ON REGENT PACIFIC MANAGEMENT CORPORATION FOR THE MANAGEMENT OF VERITY, AND THE LOSS OF THESE SERVICES COULD ADVERSELY AFFECT OUR BUSINESS

     Regent Pacific Management Corporation, a management firm of which Gary J. Sbona is chief executive officer, provides management services for our company. The management services provided under our agreement with Regent Pacific include the services of Mr. Sbona as chairman of the board and chief executive officer of Verity, and at least four other Regent Pacific personnel as part of Verity's management team. This agreement is due to expire on August 31, 2000 and may be extended until February 2001 at the option of the board. This agreement may be canceled at the option of the board after February 2000. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during the transition phase to new management. Similarly, if any adverse change in Verity's relationship with Regent Pacific occurs, it could hinder management's ability to direct our business and materially and adversely affect our results of operations and financial condition.

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

     Service and other revenues derived from foreign operations accounted for 6.1%, 6.4% and 8.3% of total revenues, respectively, in fiscal 1998, fiscal 1999 and the six months ended November 30, 1999. Our export sales consist primarily of products licensed for delivery outside of the United States. In fiscal years 1998 and 1999 and the six months ended November 30, 1999, export sales accounted for 26.6%, 27.1% and 18.1% of total revenues. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below.

A SIGNIFICANT PORTION OF OUR REVENUES IS DERIVED FROM SALES TO THE FEDERAL GOVERNMENT WHICH ARE SUBJECT TO BUDGET CUTS AND, CONSEQUENTLY, THE POTENTIAL LOSS OF REVENUES UPON WHICH WE HAVE HISTORICALLY RELIED

     Revenues derived from sales to the federal government and its agencies were 9.0%, 8.1% and 12.1% of total revenues in fiscal years 1998 and 1999 and the six months ended November 30, 1999, respectively. Future reductions in United States spending on information technologies could have a material adverse effect on our operating results. While sales to government agencies increased as a percentage of revenues during the six months ended November 30, 1999, they may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of November 30, 1999, approximately 87% of our total portfolio matures in one year or less, with the remainder maturing in less than two years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

     The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of November 30, 1999:

                                            FY2000     FY2001      TOTAL      FAIR VALUE
                                           --------    -------    --------    ----------
                                                          (IN THOUSANDS)
Cash equivalents.........................  $  7,255         --    $  7,255     $  7,255
Average interest rate....................       2.5%
Short-term investments...................  $101,797         --    $101,797     $101,797
Average interest rate....................       5.9%
Long-term investments....................        --    $16,870    $ 16,870     $ 16,870
Average interest rates...................        --        5.8%

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In December 1999, a number of complaints were filed in the United States District Court for Northern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock during the period between December 1 and December 14, 1999. The complaints name as defendants the Company and certain of its directors and officers, asserting that they violated federal securities laws by misrepresenting Verity's business and earnings growth ability to continue to achieve profitable growth, and failing to disclose certain information about the Company's business. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on September 21, 1999, which was continued to September 27, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management's nominees for two director positions and five other proposals were submitted to the stockholders of the Company. The share amounts have not been adjusted to reflect the two-for-one stock split effected as a stock dividend that was paid December 3, 1999 to Verity stockholders of record on November 17, 1999. Management's nominees for director were elected by the following vote:

                                                                SHARES
                                                        ----------------------
                       NOMINEE                          VOTING FOR    WITHHELD
                       -------                          ----------    --------
Steven M. Krausz......................................  11,463,152    562,078
Charles P. Waite......................................  11,459,253    565,977

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

FOR THE PROPOSAL   AGAINST THE PROPOSAL   ABSTENTIONS   BROKER NON-VOTES
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

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits -- See Exhibit Index

     B. Reports on Form 8-K

     On July 29, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission reporting an amendment to the Company's Shareholders Right Agreement.

                                   SIGNATURE

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

Dated: January 14, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
  2.1     Form of Agreement and Plan of Merger between Verity, Inc., a
          California corporation, and Verity Delaware Corporation, a
          Delaware corporation, filed September 22, 1995.(1)
  3.1     Certificate of Incorporation of the Company. Reference is
          made to Section 2 of Exhibit 2.1.
  3.2     By-Laws.(1)
  3.3     Certificate of Retirement of Series of Preferred Stock.(2)
  3.4     Certificate of Designation, Preferences and Rights of Series
          A Preferred Stock.(2)
  3.5     Certificate of Amendment of Certificate of Incorporation of
          Verity, Inc., dated September 21, 1999 and filed with the
          Secretary of State of the State of Delaware.
  4.1     Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)
  4.2     Form of Rights Agreement between Verity, Inc. and First
          National Bank of Boston dated September 18, 1996.(3)
  4.3     First Amendment to Rights Agreement dated as of July 23,
          1999 among Verity, Inc. and BankBoston, N.A.(4)
 27.1     Financial Data Schedule.

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

(3) Incorporated by reference from Exhibit No. 1 to the Company's Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996.

(4) Incorporated by reference to Exhibit 99.2 from the Company's Current Report on Form 8-K filed on July 29, 1999.