Form 10-Q
period 2000-02-29
VERITY INC \DE\
filed 2000-03-24
CIK 949956

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

                For the quarterly period ended February 29, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM  _______________ TO  _______________  .

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, were 31,267,000 as of March 15, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  VERITY, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                       PART I:  FINANCIAL INFORMATION
Item 1:    Financial Statements
           Condensed Consolidated Balance Sheets as of May 31, 1999 and
           February 29, 2000...........................................     1
           Condensed Consolidated Statements of Operations for the
           Three Months Ended February 28, 1999 and February 29, 2000
           and the Nine Months Ended February 28, 1999 and February 29,
           2000........................................................     2
           Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended February 28, 1999 and February 29, 2000........     3
           Notes to Condensed Consolidated Financial Statements........     4
Item 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     8
Item 3:    Quantitative and Qualitative Disclosures About Market
           Risk........................................................    23

                         PART II:  OTHER INFORMATION
Item 1:    Legal Proceedings...........................................    24
Item 2:    Changes in Securities and Use of Proceeds...................    24
Item 3:    Defaults upon Senior Securities.............................    24
Item 4:    Submission of Matters to a Vote of Security Holders.........    24
Item 5:    Other Information...........................................    24
Item 6:    Exhibits and Reports on Form 8-K............................    24
Signature  ............................................................    25

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VERITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              MAY 31,     FEBRUARY 29,
                                                                1999          2000
                                                              --------    ------------
                                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  7,907      $ 12,525
  Short-term investments....................................    28,327        98,188
  Trade accounts receivable, net............................    17,174        17,840
  Prepaid and other.........................................     1,481         3,587
                                                              --------      --------
          Total current assets..............................    54,889       132,140
Property and equipment, net.................................     5,693         5,040
Long-term investments.......................................     4,132        31,179
Other assets................................................       312           195
                                                              --------      --------
          Total assets......................................  $ 65,026      $168,554
                                                              ========      ========

                                     LIABILITIES
Current liabilities:
  Accounts payable..........................................  $  3,786      $  5,344
  Accrued compensation......................................     6,665         9,151
  Other accrued liabilities.................................     1,989         1,872
  Deferred revenue..........................................     9,167        11,118
                                                              --------      --------
          Total current liabilities.........................    21,607        27,485
                                                              --------      --------

                                 STOCKHOLDERS' EQUITY
Common stock, $0.001 par value:
  Authorized: 30,000,000 shares in 1999 and 100,000,000
     shares in 2000;
  Issued and outstanding: 25,612,000 shares in 1999 and
     31,012,000 shares in 2000..............................        26            31
Additional paid-in capital..................................    99,412       178,485
Unrealized gain (loss) on investments.......................        27          (231)
Accumulated deficit.........................................   (56,046)      (37,216)
                                                              --------      --------
          Total stockholders' equity........................    43,419       141,069
                                                              --------      --------
          Total liabilities and stockholders' equity........  $ 65,026      $168,554
                                                              ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 ---------------------------    ---------------------------
                                                 FEBRUARY 28,   FEBRUARY 29,    FEBRUARY 28,   FEBRUARY 29,
                                                     1999           2000            1999           2000
                                                 ------------   ------------    ------------   ------------
                                                         (UNAUDITED)                    (UNAUDITED)
Revenues:
  Software products............................    $12,468        $22,514         $33,854        $47,081
  Service and other............................      4,267          6,706          11,311         18,621
                                                   -------        -------         -------        -------
          Total revenues.......................     16,735         29,220          45,165         65,702
                                                   -------        -------         -------        -------
Costs of revenues:
  Software products............................        211            254           1,049            571
  Service and other............................      1,159          2,050           3,315          5,960
                                                   -------        -------         -------        -------
          Total costs of revenues..............      1,370          2,304           4,364          6,531
                                                   -------        -------         -------        -------
Gross profit...................................     15,365         26,916          40,801         59,171
                                                   -------        -------         -------        -------
Operating expenses:
  Research and development.....................      3,521          4,018          10,095         11,480
  Marketing and sales..........................      6,783         10,589          19,343         27,371
  General and administrative...................      1,630          1,779           4,621          4,959
                                                   -------        -------         -------        -------
          Total operating expenses.............     11,934         16,386          34,059         43,810
                                                   -------        -------         -------        -------
Income from operations.........................      3,431         10,530           6,742         15,361
Other income, net..............................        229          1,800             813          3,919
                                                   -------        -------         -------        -------
Net income before provision for income taxes...      3,660         12,330           7,555         19,280
Provision for income taxes.....................        150            150             450            450
                                                   -------        -------         -------        -------
Net income.....................................    $ 3,510        $12,180         $ 7,105        $18,830
                                                   =======        =======         =======        =======
Net income per share -- basic..................    $  0.14        $  0.39         $  0.30        $  0.64
                                                   =======        =======         =======        =======
Net income per share -- diluted................    $  0.12        $  0.34         $  0.26        $  0.55
                                                   =======        =======         =======        =======
Number of shares -- basic......................     24,543         31,159          23,815         29,548
                                                   =======        =======         =======        =======
Number of shares -- diluted....................     29,082         36,306          27,045         34,425
                                                   =======        =======         =======        =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                              ----------------------------
                                                              FEBRUARY 28,    FEBRUARY 29,
                                                                  1999            2000
                                                              ------------    ------------
                                                                      (UNAUDITED)
Cash flows from operating activities:
  Net income................................................    $  7,105       $  18,830
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       2,179           2,118
     Non-cash restructuring charges.........................        (365)             --
     Provision for doubtful accounts........................          38               5
     Amortization of discount on securities.................        (644)           (274)
     Other..................................................          --             (20)
     Changes in operating assets and liabilities:
       Trade accounts receivable............................       2,359            (858)
       Prepaid and other current assets.....................         (35)         (2,142)
       Accounts payable.....................................        (241)          1,589
       Accrued compensation and other accrued liabilities...       1,910           2,615
       Deferred revenue.....................................      (1,067)          1,947
                                                                --------       ---------
          Net cash provided by operating activities.........      11,239          23,810
                                                                --------       ---------
Cash flows from investing activities:
  Acquisition of property and equipment.....................        (549)         (1,466)
  Purchases of marketable securities........................     (73,154)       (323,720)
  Maturity of marketable securities.........................      35,655         139,631
  Proceeds from sale of marketable securities...............      21,844          87,197
                                                                --------       ---------
          Net cash used in investing activities.............     (16,204)        (98,358)
                                                                --------       ---------
Cash flows from financing activities:
  Proceeds from the sale of common stock, net...............       5,476          79,078
  Principal payments on notes payable and capital lease
     obligations............................................        (152)             --
                                                                --------       ---------
          Net cash provided by financing activities.........       5,324          79,078
                                                                --------       ---------
Effect of exchange rate changes on cash.....................          (5)             88
                                                                --------       ---------
          Net increase in cash and cash equivalents.........         354           4,618
Cash and cash equivalents, beginning of period..............       5,505           7,907
                                                                --------       ---------
Cash and cash equivalents, end of period....................    $  5,859       $  12,525
                                                                ========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION AS OF FEBRUARY 29, 2000 AND FOR THE THREE AND NINE MONTHS ENDED
      FEBRUARY 28, 1999 AND FEBRUARY 29, 2000 AND THEREAFTER IS UNAUDITED)

 1. INTERIM FINANCIAL DATA (UNAUDITED)

     The unaudited financial statements as of February 29, 2000 and for the three and nine months ended February 28, 1999 and February 29, 2000 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company's annual financial statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 1999.

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

     On October 21, 1999, the Company's board of directors authorized a two-for-one split of its common stock effective December 3, 1999 in the form of a stock dividend for stockholders of record at the close of business on November 17, 1999. All share data information in the accompanying condensed consolidated financial statements and in these notes is restated to reflect the stock split.

 3. COMPREHENSIVE INCOME

     The Company has adopted SFAS 130, "Reporting Comprehensive Income;" however, the effects of the adoption were immaterial to all periods presented.

                                  VERITY, INC.

  (INFORMATION AS OF FEBRUARY 29, 2000 AND FOR THE THREE AND NINE MONTHS ENDED
      FEBRUARY 28, 1999 AND FEBRUARY 29, 2000 AND THEREAFTER IS UNAUDITED)

 4. BUSINESS SEGMENT

     The Company has sales and marketing operations located outside the United States in the Netherlands, United Kingdom, France, Germany and Australia and a development and technical support operation in Canada. Foreign branch and subsidiary revenues consist primarily of maintenance and consulting services.

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                     ----------------------------    ----------------------------
                                     FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,
                                         1999            2000            1999            2000
                                     ------------    ------------    ------------    ------------
                                             (UNAUDITED)                     (UNAUDITED)
                                                            (IN THOUSANDS)
Revenues:
  USA..............................    $15,670         $ 27,504        $42,343         $ 60,942
  Europe...........................      1,065            1,716          2,822            4,760
  ROW..............................         --               --             --               --
  Consolidated.....................     16,735           29,220         45,165           65,702

Operating income:
  USA..............................      5,399           11,568         11,974           18,010
  Europe...........................        585               53          1,838            1,302
  ROW..............................        (40)            (321)            50             (145)
  Eliminations.....................     (2,513)            (770)        (7,120)          (3,806)
  Consolidated.....................      3,431           10,530          6,742           15,361

Identifiable assets:
  USA..............................     50,363          161,026         50,363          161,026
  Europe...........................      3,793            6,941          3,793            6,941
  ROW..............................        392              587            392              587
  Consolidated.....................     54,548          168,554         54,548          168,554

     Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Operating income consists of total net sales less operating expenses, and does not include interest and other income, net, or income taxes. Identifiable assets of geographic areas are those assets used in the Company's operations in each area.

 5. RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), which requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP 98-1 will have a material impact on its financial statements and related disclosures.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), which requires companies to expense the costs of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company believes the adoption of SOP 98-5 will not have a material impact on its results of operations.

                                  VERITY, INC.

  (INFORMATION AS OF FEBRUARY 29, 2000 AND FOR THE THREE AND NINE MONTHS ENDED
      FEBRUARY 28, 1999 AND FEBRUARY 29, 2000 AND THEREAFTER IS UNAUDITED)

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently assessing the potential impact of this pronouncement on its financial statements.

     In December 1998, AcSEC released Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition ("SOP 98-9"), with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when
(1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company does not expect that the adoption of SOP 98-9 will have a material impact on its financial statements.

 6. COMPUTATION OF EARNINGS PER SHARE

     Basic and diluted net income per share are calculated as follows for the three months and nine months ended February 28, 1999 and February 29, 2000:

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                ---------------------------   ---------------------------
                                                FEBRUARY 28,   FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 29,
                                                    1999           2000           1999           2000
                                                ------------   ------------   ------------   ------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic:
  Weighted-average shares.....................     24,543         31,159         23,815         29,548
                                                  =======        =======        =======        =======
  Net income..................................    $ 3,510        $12,180        $ 7,105        $18,830
                                                  =======        =======        =======        =======
  Net income per share........................    $  0.14        $  0.39        $  0.30        $  0.64
                                                  =======        =======        =======        =======
Diluted:
  Weighted-average shares.....................     24,543         31,159         23,815         29,548
  Common equivalent shares from stock
     options..................................      4,539          5,147          3,230          4,877
                                                  -------        -------        -------        -------
  Shares used in per share calculation........     29,082         36,306         27,045         34,425
                                                  -------        -------        -------        -------
  Net income..................................    $ 3,510        $12,180        $ 7,105        $18,830
                                                  =======        =======        =======        =======
  Net income per share........................    $  0.12        $  0.34        $  0.26        $  0.55
                                                  =======        =======        =======        =======

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

                                  VERITY, INC.

  (INFORMATION AS OF FEBRUARY 29, 2000 AND FOR THE THREE AND NINE MONTHS ENDED
      FEBRUARY 28, 1999 AND FEBRUARY 29, 2000 AND THEREAFTER IS UNAUDITED)

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

 8. CONTINGENCIES

     In December 1999, a number of complaints were filed in the United States District Court for the Northern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock during the period between December 1 and December 14, 1999. The complaints name as defendants the Company and certain of its directors and officers, asserting that they violated federal securities laws by misrepresenting Verity's business and earnings growth ability to continue to achieve profitable growth, and failing to disclose certain information about the Company's business. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes, which appear in our Annual Report on Form 10-K for the fiscal year ended May 31, 1999. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading " -- Risk Factors" below.

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

     Starting in fiscal 1998, the new management team implemented changes designed to refocus our business on our core products and markets and to streamline operations. In connection with the changes, we incurred a $3.0 million restructuring charge in the quarter ended November 30, 1997. Our restructuring and renewed focus contributed to significantly improved results during the second half of fiscal 1998 and during fiscal 1999. During the quarterly periods ended August 31, 1997 to August 31, 1999, we experienced increased revenues on a quarterly basis. In addition, during the quarterly periods ended May 31, 1998 to August 31, 1999, we experienced six straight quarters of record revenues and profitability. However, due to a delay in closing three large transactions, revenues for the three months ended November 30, 1999 were lower than we expected. For the three months ended February 29, 2000, our revenues and net income were at record levels of $29.2 million and $12.2 million, respectively. We incurred a net loss of $16.5 million in fiscal 1998, which included the $3.0 million restructuring charge. In fiscal 1999, we achieved net income of $12.1 million. While our goal is to increase revenue and generate net income in future periods, we cannot assure you that our strategy will be successful, that we will experience the rate of revenue growth we experienced from August 31, 1997 to February 29, 2000 in future periods, or that we will continue to maintain positive cash flow or profitability.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain items in our Condensed Consolidated Statements of Operations for the periods indicated:

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                             ----------------------------    ----------------------------
                                             FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,
                                                 1999            2000            1999            2000
                                             ------------    ------------    ------------    ------------
Revenues:
  Software products........................      74.5%           77.0%           75.0%           71.7%
  Service and other........................      25.5            23.0            25.0            28.3
                                                -----           -----           -----           -----
          Total revenues...................     100.0           100.0           100.0           100.0
                                                -----           -----           -----           -----
Costs of revenues:
  Software products........................       1.3             0.9             2.4             0.9
  Service and other........................       6.9             7.0             7.3             9.0
                                                -----           -----           -----           -----
          Total costs of revenues..........       8.2             7.9             9.7             9.9
                                                -----           -----           -----           -----
Gross profit...............................      91.8            92.1            90.3            90.1
                                                -----           -----           -----           -----
Operating expenses:
  Research and development.................      21.0            13.8            22.4            17.5
  Marketing and sales......................      40.6            36.2            42.8            41.7
  General and administrative...............       9.7             6.1            10.2             7.5
                                                -----           -----           -----           -----
          Total operating expenses.........      71.3            56.1            75.4            66.7
                                                -----           -----           -----           -----
Income from operations.....................      20.5            36.0            14.9            23.4
Interest and other expenses................       1.4             6.2             1.8             5.9
                                                -----           -----           -----           -----
Income before provision for income taxes...      21.9            42.2            16.7            29.3
Provision for income taxes.................       0.9             0.5             1.0             0.6
                                                -----           -----           -----           -----
Net income.................................      21.0%           41.7%           15.7%           28.7%
                                                =====           =====           =====           =====

  Revenues

     Our total revenues increased 45.5% from $45.2 million for the nine months ended February 28, 1999 to $65.7 million for the nine months ended February 29, 2000. The increase was due primarily to increased revenues from the licensing of Internet/Publishing products. Our total revenues increased 74.6% from $16.7 million for the three months ended February 28, 1999, to $29.2 million for the three months ended February 29, 2000. The increase for the three-month period ended February 29, 2000 was due principally to increased revenues from the licensing of Enterprise products and Internet/Publishing products. Software product revenues decreased as a percentage of total revenues from 75.0% for the nine months ended February 28, 1999 to 71.7% for the nine months ended February 29, 2000. For the three months ended February 29, 2000, software product revenues increased as a percentage of total revenues to 77.0% compared to 74.5% for the three months ended February 28, 1999. Service and other revenues for the nine months ended February 28, 1999 and February 29, 2000 increased as a percentage of total revenues from 25.0% to 28.3%, respectively. Conversely, for the three months ended February 28, 1999 and February 29, 2000, service and other revenues decreased from 25.5% to 23.0% as a percentage of total revenues, respectively.

     Software product revenues. Software product revenues increased 39.1% from $33.9 million for the nine months ended February 28, 1999 to $47.1 million for the nine months ended February 29, 2000. The increase for the nine months ended February 29, 2000 in comparison to the nine months ended February 28, 1999 was due principally to increased revenues from licensing of Internet/Publishing products. Software product revenues increased 80.6% from $12.5 million for the three months ended February 28, 1999 to $22.5 million for the three months ended February 29, 2000. The increase for the three months ended February 29, 2000 from the three months ended February 28, 1999 was due principally to increased revenues from licensing of Enterprise products and Internet/Publishing products.

     Service and other revenues. Our service and other revenues consist primarily of fees for software, maintenance, consulting and training. Service and other revenues increased 64.6% from $11.3 million for the nine months ended February 28, 1999 to $18.6 million for the nine months ended February 29, 2000. Service and other revenues increased 57.2% from $4.3 million for the three months ended February 28, 1999 to $6.7 million for the three months ended February 29, 2000. Maintenance revenues increased significantly between the comparable periods primarily due to a growth in customer base. Consulting revenues increased significantly between the comparable periods primarily due to a growth in customer base and introduction of a new product, which requires additional consulting services.

     Service and other revenues from foreign operations accounted for 6.2% of total revenues for the nine months ended February 28, 1999 and February 29, 2000. For the three months ended February 28, 1999 and February 29, 2000, service and other revenues from foreign operations accounted for 6.3% and 3.5% of total revenues, respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. For the nine months ended February 28, 1999 and February 29, 2000, export sales accounted for 25.6% and 19.4% of total revenues, respectively. For the three months ended February 28, 1999 and February 29, 2000, export sales accounted for 25.4% and 20.9% of total revenues, respectively. We expect that revenues derived from foreign operations and export sales will continue to vary in future periods as a percentage of total revenues.

     No single customer accounted for more than 10% of our revenues for the nine months ended February 28, 1999 and February 29, 2000 and the three months ended February 28, 1999. For the three months ended February 29, 2000, revenues derived from sales to one customer accounted for approximately 21% of our total revenues. Revenues derived from sales to the federal government and its agencies were 9.7% and 8.9% of our total revenues for the nine months ended February 28, 1999 and February 29, 2000, respectively, and 10.7% and 4.9% of total revenues for the three months ended February 28, 1999 and February 29, 2000, respectively. We expect that revenues from such government sales will continue to vary in future periods as a percentage of revenues.

  Costs of Revenues

     Costs of software products. The cost of our software products consists primarily of product media, duplication, manuals, packaging materials, shipping expenses and royalties, and in certain instances, licensing of third-party software incorporated in our products. Costs of software products decreased 45.6% from $1.0 million for the nine months ended February 28, 1999 to $571,000 for the nine months ended February 29, 2000, representing 3.1% and 1.2%, respectively, of the software product revenues during these periods. Costs of software products increased 20.4% from $211,000 for the three months ended February 28, 1999 to $254,000 for the three months ended February 29, 2000, representing 1.7% and 1.1%, respectively, of the software product revenues during these periods. The decrease in absolute dollars and as a percentage of software product revenues during the nine-month period ended February 29, 2000, was primarily due to decreasing costs of third party software components in fiscal 2000. For the three months ended February 29, 2000, the increase in absolute dollars was primarily due to increasing costs of third party software components. The decrease as a percentage of software product revenues was principally due to increased total revenues for the three months ended February 29, 2000.

     Costs of service and other. Our costs of service and other revenues consist of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. Costs of service and other revenues increased 79.8% from $3.3 million for the nine months ended February 28, 1999 to $6.0 million for the nine months ended February 29, 2000, representing 29.3% and 32.0%, respectively, of service and other revenues during these periods. Costs of service and other revenues increased 76.9% from $1.2 million for the three months ended February 29, 1999 to $2.1 million for the three months ended February 29, 2000, representing 27.2% and 30.6%, respectively, of service and other revenues during these periods. The increase in absolute dollars during the nine-month period ended February 29, 2000, was due principally to an increase in the staffing of our professional services organization. The increase in costs as a percentage of service and other revenues was primarily related to a shift in the mix of service and other revenues from higher margin maintenance revenues to lower margin consulting revenues. For the three months ended February 29, 2000, the increase in absolute dollars and as a percentage of costs of service and other revenues was primarily due to an increase in the staffing of our professional services organization.

  Operating Expenses

     Research and development. Research and development expenses increased 13.7% from $10.1 million for the nine months ended February 28, 1999 to $11.5 million for the nine months ended February 29, 2000, representing 22.4% and 17.5%, respectively, of total revenues for these periods. Research and development expenses increased 14.1% from $3.5 million for the three months ended February 28, 1999 to $4.0 million for the three months ended February 29, 2000, representing 21.0% and 13.8%, respectively, of total revenues for these periods. The increase in absolute dollars for the nine-month and three-month periods ended February 29, 2000 was primarily due to an increase in research and development personnel. The decrease in costs as a percentage of total revenues for the nine months and three months ended February 29, 2000, was primarily related to the increased revenues during this period. We believe that research and development expenses may increase in the future primarily due to the introduction of new products to our product line and other anticipated product development efforts. Future research and development expenses may continue to vary as a percentage of total revenues.

     Marketing and sales. Marketing and sales expenses increased 41.5% from $19.3 million for the nine months ended February 28, 1999 to $27.4 million for the nine months ended February 29, 2000, representing 42.8% and 41.7%, respectively, of total revenues during these periods. Marketing and sales expenses increased 56.1% from $6.8 million for the three months ended February 28, 1999 to $10.6 million for the three months ended February 29, 2000, representing 40.6% and 36.2%, respectively, of total revenues during these periods. The increase in absolute costs for the nine-month and three-month periods ended February 29, 2000 was primarily related to the continuous expansion of our sales organization and an increase in outbound marketing activities. The decrease in costs as a percentage of total revenues for the nine months and three months ended February 29, 2000 is primarily related to the increased revenues during these periods. We anticipate continuous significant investments in marketing and sales.

     General and administrative. General and administrative expenses increased 7.3% from $4.6 million in the nine months ended February 28, 1999 to $5.0 million for the nine months ended February 29, 2000, representing 10.2% and 7.5%, respectively, of total revenues during these periods. General and administrative expenses increased 9.1% from $1.6 million in the three months ended February 28, 1999 to $1.8 million for the three months ended February 29, 2000, representing 9.7% and 6.1%, respectively, of total revenues. The increase in absolute costs for the nine months and three months ended February 29, 2000 was primarily related to increases in professional service fees required to support our operations. The decrease in costs as a percentage of total revenues was primarily related to the increased revenues for the nine months and three months ended February 29, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through proceeds of approximately $23.8 million from private sales of preferred stock, proceeds from our initial public offering and secondary public offerings of common stock and, to a lesser extent, bank credit lines and capital operating leases. We completed our initial public offering of common stock in October 1995 and realized net proceeds of

$32.5 million. In January 1996, we completed our second public offering of common stock, which generated net proceeds of $16.5 million. In August 1999, we completed another public offering of common stock, which generated net proceeds of $71.0 million. We intend to use the net proceeds from the sale of the common stock for general corporate purposes, including working capital, content development and licensing, advertising and brand promotion, and potentially for the acquisition of or investment in companies, technologies or assets that complement our business. As of February 29, 2000, we had $141.9 million in cash and cash equivalents and available-for-sale securities compared to $40.3 million at May 31, 1999.

     Our operating activities provided cash of $11.2 million and $23.8 million for the nine months ended February 28, 1999 and February 29, 2000, respectively. Cash provided by operating activities in the nine months ended February 28, 1999 was primarily due to our net income, a decrease in accounts receivable, and depreciation and amortization expense, offset in part by a decrease in deferred revenue. Cash provided in connection with operating activities for the nine months ended February 29, 2000 was primarily due to our net income, depreciation and amortization expense, an increase in accrued liabilities and deferred revenue, offset in part by an increase in prepaid and other current assets.

     Our investing activities used cash of $16.2 million and $98.4 million for the nine months ended February 28, 1999 and February 29, 2000, respectively. For the nine months ended February 28, 1999 and February 29, 2000, cash used by investing activities consisted primarily of purchases of marketable securities partially offset by proceeds from the sale and maturity of marketable securities.

     Cash provided by financing activities was $5.3 million and $79.1 million for the nine months ended February 28, 1999 and February 29, 2000, respectively. In the nine months ended February 28, 1999, financing activities consisted primarily of proceeds from the sale of common stock as a result of stock options exercised. In the nine months ended February 29, 2000, financing activities consisted primarily of proceeds from the sale of common stock in conjunction with our public offering and the sale of common stock as a result of stock options exercised.

     Capital expenditures, including capital leases, were approximately $549,000 and $1.5 million for the nine months ended February 28, 1999 and February 29, 2000, respectively. For the nine months ended February 28, 1999, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software. For the nine months ended February 29, 2000, these expenditures consisted of purchases of property and equipment, primarily for computer hardware and software as a result of our rapid personnel expansion, particularly our sales force, as well as increased office locations, worldwide.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), which requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not expect that the adoption of SOP 98-1 will have a material impact on its financial statements and related disclosures.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), which requires companies to expense the costs of start-up activities and organization costs as incurred. In general, SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company believes the adoption of SOP 98-5 will not have a material impact on its results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently assessing the potential impact of this pronouncement on its financial statements.

     In December 1998, AcSEC released Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition ("SOP 98-9"), with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when
(1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The Company does not expect that the adoption of SOP 98-9 will have a material impact on its financial statements.

YEAR 2000 COMPLIANCE

     We have tested our software products and believe that they are year 2000 compliant. We have also inquired of significant vendors of our internal accounting, management and product development systems as to their year 2000 readiness, and we have also tested our material internal systems. We believe that based on these tests and assurances of our vendors, we do not expect to incur material costs to resolve year 2000 issues for our products and internal systems. Furthermore, we have not experienced any year 2000 problems and our customers and vendors have not informed us of any material year 2000 problems.

     We believe that we have identified all of the major information systems used in connection with our internal operations and substantially completed all modification, upgrades or replacements to minimize the possibility of material disruption of our business from year 2000 problems. If it comes to our attention that there are any year 2000 problems with our products or that some of our third-party hardware and software used in our internal systems or our products are not year 2000 compliant, then we will endeavor to make modifications to our products and internal systems, or purchase new internal systems, to quickly respond to the problem. Although we do not believe that the cost of these modifications and replacements, if any, will materially affect our operating results, we have no other contingency plan to address effects of year 2000 problems with our products and internal systems. The cost already incurred by us and our future cost related to year 2000 compliance is not material.

     Despite investigation and testing by us and our partners, our software products, and the underlying systems and services may contain errors or defects associated with Year 2000 date functions. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material Year 2000 failure that surfaces some time in the future.

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

IMPACT OF EUROPEAN MONETARY CONVERSION

     We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, as of January 1, 1999, at which date the euro became a functional legal currency of these countries. During the next three years, business in the EMU member states will be conducted in both the existing national currencies, such as the French franc or the Deutsche mark, and the euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. We are still assessing the impact that the conversion to the euro will have on our internal systems, the sale of our products, and the European and global economies. We will take appropriate corrective actions based on the results of such assessment. We have not yet determined the cost related to addressing this issue.

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

                         RISKS RELATED TO OUR BUSINESS

OUR GROWTH RATE MAY SLOW AND WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY

     We have in the past incurred significant losses and substantial negative cash flow. In the future, our revenues may grow at a rate slower than was experienced in previous periods and, on a quarter-to-quarter basis, our growth in net sales may be significantly lower than our historical quarterly growth rate, particularly over the last eight quarters. To achieve revenue growth, we must:

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

     The information retrieval software market is intensely competitive and we cannot assure you that we will maintain our current position of market share. A number of companies offer competitive products addressing the enterprise and Internet markets. We compete with Dataware, Autonomy, Excalibur, Hummingbird/PC Docs/ Fulcrum, Infoseek, Inktomi, Lotus and Microsoft among others. We also compete indirectly with database vendors, such as Oracle, that offer information search and retrieval capabilities with their core database products and web platform companies, such as Netscape.

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

WE RELY ON REGENT PACIFIC MANAGEMENT CORPORATION FOR THE MANAGEMENT OF VERITY, AND THE LOSS OF THESE SERVICES COULD ADVERSELY AFFECT OUR BUSINESS

     Regent Pacific Management Corporation, a management firm of which Gary J. Sbona is chief executive officer, provides management services for our company. The management services provided under our agreement with Regent Pacific include the services of Mr. Sbona as Chairman of the Board and Chief Executive Officer of Verity, and at least four other Regent Pacific personnel as part of Verity's management team. On February 10, 2000, we extended our agreement with Regent Pacific Management Corporation through August 31, 2001. This is the third amendment to the retainer agreement between Regent Pacific Management Corporation and Verity, Inc. since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continues to provide the services of Gary J. Sbona as Chairman and Chief Executive Officer of Verity, and continues to provide additional Regent Pacific management services to our company. The agreement provides us with an option to further extend the term of this agreement through February 2002. This agreement may be canceled at the option of the board after February 2002. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during the transition phase to new management. Similarly, if any adverse change in Verity's relationship with Regent Pacific occurs, it could hinder management's ability to direct our business and materially and adversely affect our results of operations and financial condition.

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

     Service and other revenues derived from foreign operations accounted for 6.1%, 6.4% and 6.2% of total revenues, respectively, in fiscal 1998, fiscal 1999 and the nine months ended February 29, 2000. Our export sales consist primarily of products licensed for delivery outside of the United States. In fiscal years 1998 and 1999 and the nine months ended February 29, 2000, export sales accounted for 26.6%, 27.1% and 19.4% of total revenues. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below.

A SIGNIFICANT PORTION OF OUR REVENUES IS DERIVED FROM SALES TO THE FEDERAL GOVERNMENT WHICH ARE SUBJECT TO BUDGET CUTS AND, CONSEQUENTLY, THE POTENTIAL LOSS OF REVENUES UPON WHICH WE HAVE HISTORICALLY RELIED

     Revenues derived from sales to the federal government and its agencies were 9.0%, 8.1% and 8.9% of total revenues in fiscal years 1998 and 1999 and the nine months ended February 29, 2000, respectively. Future reductions in United States spending on information technologies could have a material adverse effect on our operating results. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

IF WE LOSE KEY PERSONNEL, OR ARE UNABLE TO ATTRACT ADDITIONAL QUALIFIED PERSONNEL, OUR ABILITY TO CONDUCT AND GROW OUR BUSINESS WILL BE IMPAIRED

     We believe that hiring and retaining qualified individuals at all levels is essential to our success, and we cannot assure you that we will be successful in attracting and retaining the necessary personnel. In addition, we are highly dependent on our direct sales force for sales of our products, as we have limited distribution channels. Continuity of technical personnel is an important factor in the successful completion of development projects, and any turnover of our research and development personnel could materially and adversely impact our development and marketing efforts.

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

OUR PRODUCTS EMPLOY TECHNOLOGY THAT MAY INFRINGE ON THE PROPRIETARY RIGHTS OF THIRD PARTIES, WHICH MAY EXPOSE US TO LITIGATION

     Third parties may assert that our products infringe their proprietary rights, or may assert claims for indemnification resulting from infringement claims against us. Any such claims may cause us to delay or cancel shipment of our products, which could materially and adversely affect our business, financial condition and results of operations. In addition, irrespective of the validity or the successful assertion of such claims, we could incur significant costs in defending against such claims.

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

OUR OR THIRD PARTIES' COMPUTER SYSTEMS MAY FAIL IN THE YEAR 2000, WHICH WOULD DELAY OUR PRODUCT DEVELOPMENT AND THE SALE OF OUR PRODUCTS

     Failure of our computer systems could adversely affect our product development processes and/or our ability to cost-effectively manage Verity during the time required to fix such problems. In addition, computer failures could cause our customers to postpone or cancel orders for our products. Unforeseen problems in our own computers and embedded systems and from customers, suppliers and other organizations with which we conduct transactions worldwide may still arise during year 2000. These statements constitute year 2000 disclosures under federal law.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of February 29, 2000, approximately 76% of our total portfolio matures in one year or less, with the remainder maturing in less than two years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

     The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of February 29, 2000:

                                 FY2000     FY2001     FY2002     FY2003     TOTAL     FAIR VALUE
                                 -------    -------    -------    ------    -------    ----------
                                                          (IN THOUSANDS)
Cash equivalents...............  $12,525         --         --        --    $12,525     $12,525
Average interest rate..........      2.0%
Short-term investments.........  $57,266    $40,922         --        --    $98,188     $98,188
Average interest rate..........      5.9%       6.4%
Long-term investments..........       --    $11,400    $17,780    $1,999    $31,179     $31,179
Average interest rates.........                 6.4%       6.0%      7.4%

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     On December 8, 1999, Imperial Bancorp exercised a warrant to purchase an aggregate of 19,732 shares of Verity common stock. The exercise was a net exercise and is exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5: OTHER INFORMATION

     Not Applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits -- See Exhibit Index

     B. Reports on Form 8-K

     No Current Reports on Form 8-K were filed during the quarter covered by this report.

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

Dated: March 24, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT
-------                    -----------------------
 2.1     Form of Agreement and Plan of Merger between Verity, Inc., a
         California corporation, and Verity Delaware Corporation, a
         Delaware corporation, filed September 22, 1995.(1)
 3.1     Certificate of Incorporation of the Company. Reference is
         made to Section 2 of Exhibit 2.1.
 3.2     By-Laws.(1)
 3.3     Certificate of Retirement of Series of Preferred Stock.(2)
 3.4     Certificate of Designation, Preferences and Rights of Series
         A Preferred Stock.(2)
 3.5     Certificate of Amendment of Certificate of Incorporation of
         Verity, Inc., dated September 21, 1999 and filed with the
         Secretary of State of the State of Delaware.(3)
 4.1     Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)
 4.2     Form of Rights Agreement between Verity, Inc. and First
         National Bank of Boston dated September 18, 1996.(4)
 4.3     First Amendment to Rights Agreement dated as of July 23,
         1999 among Verity, Inc. and BankBoston, N.A.(5)
10.27    Amendment to Retainer Agreement between Regent Pacific
         Management Corporation and Verity, Inc. dated February 9,
         2000.
27.1     Financial Data Schedule.

---------------
(1) Incorporated by reference from the exhibits with corresponding numbers from the Company's Registration Statement (No. 33-96228), declared effective on October 5, 1995.

(2) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-Q for the quarter ended August 31, 1996.

(3) Incorporated by reference to the like-numbered exhibit from the Company's Form 10-Q for the quarter ended November 30, 1999.

(4) Incorporated by reference from Exhibit No. 1 to the Company's Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996.

(5) Incorporated by reference to Exhibit 99.2 from the Company's Current Report on Form 8-K filed on July 29, 1999.