Form 10-K405
period 2000-05-31
VERITY INC \DE\
filed 2000-07-28
CIK 949956

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

                     FOR THE FISCAL YEAR ENDED MAY 31, 2000
                         COMMISSION FILE NUMBER 0-26880

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on June 30, 2000, as reported on Nasdaq National Market was approximately $1,216,262,000. Excludes 2,199,000 shares of Common Stock held collectively by the executive officers and directors of the registrant and by each person who owned 5% or more of the outstanding Common Stock as of such date. Exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the registrant.

     The number of shares of the registrant's Common Stock outstanding on June 30, 2000 was 32,007,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I......................................................    3
     Item 1. Business.......................................    3
     Item 2. Properties.....................................   23
     Item 3. Legal Proceedings..............................   23
     Item 4. Submission of Matters to a Vote of Securities
      Holders...............................................   23
PART II.....................................................   24
     Item 5. Market for the Registrant's Common Stock and
      Related Stockholder Matters...........................   24
     Item 6. Selected Consolidated Financial Data...........   25
     Item 7. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.....................................   26
     Item 7A. Quantitative and Qualitative Disclosures About
      Market Risk...........................................   33
     Item 8. Financial Statements and Supplementary Data....   33
     Item 9. Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.........   33
PART III....................................................   34
     Item 10. Directors and Executive Officers of the
      Registrant............................................   34
     Item 11. Executive Compensation........................   34
     Item 12. Security Ownership of Certain Beneficial
      Owners and Management.................................   34
     Item 13. Certain Relationships and Related
      Transactions..........................................   34
PART IV.....................................................   35
     Item 14. Exhibits, Financial Statement Schedules, and
      Reports on Form 8-K...................................   35

                                     PART I

ITEM 1. BUSINESS

     We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business. We own the Verity, Verity Logo and Topics trademarks in the United States. This Annual Report on Form 10-K also includes trademarks owned by other parties.

     You should carefully read the information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes beginning on page 37 of this Annual Report on Form 10-K. Our business involves significant risks. You should carefully consider the information under the heading "-- Risk Factors" below.

OVERVIEW

     We are a leader in powering business portals. These include corporate portals used for sharing information within an enterprise, e-commerce portals for on line selling, and market exchange portals for B2B activities. Business portals provide personalized information to employees, partners, customers and suppliers.

     The business portal market is in great part the convergence of many core markets in which we have participated for years.

     We develop, market and support products for corporate intranets, extranets, corporate portals, online publishers and e-commerce providers, original equipment manufacturers, or OEMs, and independent software vendors. Our comprehensive and integrated product family enables enterprise-wide document indexing, classification, search and retrieval, organization and navigation, personalized dissemination, and hybrid online and CD publishing all from the same underlying Verity information index. Our products organize and provide simple, single-point access to information across the entire enterprise. By doing so, our products create business portals, which leverage the value of existing investments in Internets and intranets and network infrastructure.

     Our software has been licensed directly to over 1,200 corporations, government agencies, software developers, information publishers and e-commerce vendors. We focus on several core markets, including intranet-based applications for large corporate and government organizations, information retrieval solutions for e-commerce merchants, Internet sites and electronic publishers and OEMs. We pursue sales opportunities within organizations and government agencies through the efforts of our direct sales force and our products are also sold indirectly through a network of OEMs, value added resellers and system integrators.

     We were organized as a California corporation in March 1988 and reincorporated in Delaware in September 1995. Our principal executive offices are located at 894 Ross Drive, Sunnyvale, California 94089, and our telephone number is (408) 541-1500. We maintain a web site on the World Wide Web at "verity.com." The reference to our web address does not constitute incorporation by reference of the information contained at the site.

THE VERITY SOLUTION

     Our comprehensive and integrated product family enables enterprise-wide document indexing, classification, search and retrieval, organization and navigation, personalized dissemination, and hybrid online and CD publishing all from the same underlying Verity information index. Our products organize and provide simple, single-point access to information across the entire enterprise. By doing so, our products create business portals, which leverage the value of existing investments in intranet, Internet and network infrastructure. We believe the functionality and flexibility of our products enable us to offer our customers a knowledge solution that strengthens their businesses by improving efficiencies, employee productivity and communication.

     Our cross-platform knowledge retrieval product suite is scalable and is designed to solve the knowledge retrieval problems of enterprise and commerce sites. Our products use a combination of full text, metadata and knowledge-based methods to index and retrieve information stored in a variety of formats and systems across corporate intranets, extranets and portals and the Internet. Our products organize and rank the relevance of selected information, enabling users to filter and evaluate information personalized to their specific needs and interests. Our products enable user-initiated queries, and also enable the construction of automated software agents that actively and continuously monitor Internet and intranet information sources such as web sites, news feeds and file systems for new information or changes in content matching user profiles. Our products enable the high-speed classification of information, the organization of information into taxonomies and the visual navigation of information. Additionally, our products allow organizations to build hybrid online and offline information distribution systems by publishing information on CD-ROM and DVD-ROM, maintaining links to active web sites and enabling automatic synchronization between the Web and a user's local computer.

     We originally developed our core search and retrieval technology for use by large government agencies in the defense and intelligence communities. In the past several years, we have enhanced and expanded our family of products and markets. Today, we offer a broad range of knowledge retrieval products for corporate intranets, extranets, corporate portals, e-commerce and publishing, and OEMs and embedded solutions.

     Corporate Intranets and Extranets and Portals. We market an integrated product suite enabling public and private organizations to index, search, retrieve, classify, organize, navigate, disseminate and publish textual information residing in many document formats and in web and file servers distributed across the enterprise. Verity Information Server, Verity Agent Server, Verity Knowledge Organizer and Verity Document Navigator are designed to serve as the foundation of a well-designed corporate portal. Verity Information Server creates a searchable index to information across the enterprise. Verity Agent Server notifies users when documents matching their personal information needs are added to this index and sends them electronic notices via email or personal web page. With Verity Knowledge Organizer, data from different systems and sources can be grouped together logically and navigated visually, reducing content management costs and increasing the usability of corporate information assets. For especially long or complex documents, Verity Document Navigator provides a publishing tool, which turns long, awkward documents into rich Web publications that users can easily search and navigate. Users can search and traverse an automatically generated table of contents, and efficiently find valuable information hidden within large documents. You can create these searchable publications from any format Verity supports, including Microsoft Word, HTML and PDF.

     Electronic Commerce and Publishing. E-commerce vendors, including online stores and publishers, demand fast and accurate searches across large bodies of content. Our Internet products are designed to provide e-commerce vendors and online information publishers with an integrated solution enabling their users to efficiently navigate product catalogs, news services and document repositories, whether on-line or from a remote, disconnected location. Through the use of our knowledge retrieval products, vendors have the ability to convert more site visitors into buyers and more buyers into repeat customers. Our product offerings include the Verity K2 Toolkit and Verity CD-Web Publisher. Verity K2 Toolkits designed for scalability to support the largest commercial Internet sites and to enable millions of products and documents to be searched and indexed by hundreds of users simultaneously. Verity CD-Web Publisher allows high-volume commercial and corporate publishers to use web-based information offline or from a low cost, searchable alternative media.

     OEMs and Embedded Solutions. Our toolkits enable software developers to embed our search-and-retrieval, profiling agent, and viewing and filtering technologies within their products. Our technology has been embedded in document repository systems offered by Broadvision, Documentum, Eastman Software and Easy GmbH as well as enterprise resource planning systems from SAP, and many business applications including relational and object-oriented database products and resume tracking, customer care and help desk systems.

PRODUCTS

     Our product suite enables organizations to turn corporate intranets and extranets into a powerful knowledge base or corporate portal, making business information accessible and reusable across the enterprise. Our comprehensive and integrated product family enables enterprise-wide document indexing, classification, search and retrieval, and personalized information dissemination all from the same underlying Verity index.

Because our products are designed to work together, customers may begin by deploying basic retrieval technology and can later incorporate more sophisticated classification and dissemination technology as their business needs expand. Additionally, because we offer enterprise and departmental solutions, our customer's investment is preserved by our capability to expand to support the largest document repositories and corporate intranets and extranets.

  Enterprise Business Portal Products:

     Verity Portal One. Verity Portal One is a comprehensive, integrated business portal offering that delivers all of the essential technology capabilities needed for a next-generation corporate desktop, as well as partners and services key to a complete portal. These capabilities include: personalization, search, navigate and view, unified access, intelligent classification and enterprise strength.

     Verity Information Server. Verity Information Server indexes, searches and retrieves information on web and file servers located across an enterprise, including corporate intranets, portals, extranets, online retail catalogs, research and development, executive messaging and business intelligence systems. Information Server includes a powerful search navigation facility, which includes document clustering, automatic summarization and query by example. Information Server has the power and flexibility to enable any business to organize and integrate heterogeneous information repositories into a coherent index.

     Verity Intranet Spider. Verity Intranet Spider searches and indexes web and file servers, located internally or externally, extending the reach of Information Server by enabling users to index multiple domains and to specify the scope and set of sources to be indexed. Combined with Information Server, Intranet Spider helps assure efficient search, retrieval and automatic monitoring of intranet, corporate portal and Internet content.

     Verity Agent Server. Verity Agent Server, an add-on application to Information Server, automates and personalizes the information retrieval and delivery processes, allowing users to spend less time looking for information and more time acting on it. Users configure their own personal agents that monitor a broad range of intranet, corporate portal and Internet resources continually, including documents, e-mail, discussion groups, databases and newswires. Agents notify users proactively when information matching their interest profiles is discovered. This information is then delivered to the users by a variety of delivery mechanisms including personalized web pages and email.

     Verity Knowledge Organizer. Verity Knowledge Organizer organizes and classifies corporate information into categories based on the standard terms used by companies to describe their business operations. Knowledge Organizer, an add-on application to Information Server, enables organizations to build master directories that provide users with an intuitive, visual means to navigate and retrieve information. Unlike solutions that rely solely on manual categorization or complicated technology, Knowledge Organizer categorizes information automatically according to defined business rules.

     Verity Topic Creator. Verity Topic Creator allows content experts to quickly and easily design precise classification rules using queries, example documents, directories, or document metadata (information about the documents). Using a Windows(TM)-based graphical interface, Topic Creator users build business rules, test them interactively and deploy them for use with Information Server or Knowledge Organizer applications. Topic Creator offers the highest relevance and retrieval precision by combining human intelligence with machine efficiency to build business rules uniquely suited to your company's knowledge management requirements.

     Verity Document Navigator. Verity Document Navigator, an add-on application to Information Server, enables organizations to view, navigate and search long structured documents more effectively and efficiently. Long, complex or book-length documents are identified in the results of a standard Verity search. When these documents are selected, users can navigate them visually, organized by the document's table of contents. The table of contents indicates which sections of the document are most relevant to the user's query. By simply pointing and clicking, users can visually and intuitively move to the desired section of the document.

Document Navigator organizes and indexes long documents such as operating manuals, legal and financial filings, and technical documentation.

     Verity Information Connectors and Gateways. These add-on products extend the indexing range of Information Server. Through the use of information connectors and gateways, we develop and market access and indexing for popular information products, including Lotus Notes, Microsoft Exchange and relational databases.

     Verity CD-Web Publisher. Verity CD-Web Publisher is a hybrid CD-ROM/Web information publishing system. CD-Web Publisher is designed to publish the contents of a web site on CD-ROM and DVD-ROM while maintaining links to web sites. CD-Web Publisher is designed for high-volume information publishers, customer service organizations and others who need to use web-based information off-line. CD-Web Publisher includes Verity's standard search capabilities.

  OEM and Custom Application Development Tools:

     Verity Developer's Kit. Verity Developer's Kit enables developers to incorporate search and retrieval functionality in their software applications. Developers use the Verity Developer's Kit to build applications with high-performance indexing, search classification, retrieval and viewing integrated seamlessly into applications.

     Verity K2 Toolkit. Verity K2 Toolkit combines the precision of the Verity Developer's Kit with high-performance and scalability. K2 Toolkit is designed to enable organizations to build scalable, fault-tolerant applications to allow thousands of users to search hundreds of millions of unstructured documents online yielding quick and efficient results. The K2 Toolkit supports popular programming interfaces to Sun's Java and Microsoft's COM, allowing users to rapidly build applications or integrate K2 Toolkit into their existing web environment.

     Verity Profiler Kit. Verity Profiler Kit enables users to develop applications that use content and metadata to classify information automatically and trigger business events. Profiler Kit enables developers to build specialized applications, using Verity's patented technology, to disseminate information accurately to users, to notify users about critical new information, or to classify documents into specific categories.

     Verity HTML Export. Verity HTML Export lets users view their enterprise documents without plug-ins or re-purposing content. Normally, to view Microsoft Office or Lotus SmartSuite documents, users need to open the document in the native application or use a custom plug-in on their browser. Verity HTML Export provides on-demand, server-side conversion of these types of documents to HTML. With server-side conversion, users can see any document, spreadsheet or presentation instantly, without leaving their browsers and without the help of any other application. Through the administrative interface, users can control the look and feel of the resulting HTML using design templates that are applied at the time of conversion.

     Verity KeyView Pro. Verity KeyView Pro enables users to filter and view documents residing in hundreds of application formats and is targeted at OEMs, independent software vendors and corporate customers. KeyView Pro provides desktop viewing and filtering, and compression functionality.

     Verity KeyView SDK. The Verity KeyView Developer's Kit is designed to allow independent software vendors to embed KeyView functionality within their own applications.

SERVICES

     We make extensive technical support and training services available for our customers, and provide consulting services designed to assist our customers in utilizing Verity software to develop custom search and retrieval applications. As of May 31, 2000, we employed 20 people in our technical support organization, 43 people in our consulting group and one person focused on developing and coordinating training services.

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

CUSTOMERS

     Our software has been licensed directly to over 1,200 corporations, government agencies, software developers, information publishers and e-commerce vendors. We focus on several core markets, including intranet-based applications for large corporate and government organizations, information retrieval solutions for e-commerce and electronic publishers, and OEMs. See Note 11 of Notes to Consolidated Financial Statements beginning on page 53 of this Annual Report on Form 10-K for a discussion of our international revenues, income from operations and identifiable assets.

SALES AND MARKETING

     We seek to tailor our sales and marketing efforts to most effectively reach customers in each of our core markets. We pursue opportunities within organizations and government agencies through the efforts of our direct sales force. Our products are also sold indirectly through our channel sales force, which includes a network of OEMs, value added resellers and system integrators.

     Direct Sales. Our direct sales force is trained to assist customers to acquire and utilize our suite of products to integrate information residing within the organization over a variety of sources such as word processing documents, relational database document repositories and web and file servers. Our direct sales force also targets online service providers and publishers of information stored on both the Internet and CD-ROM. We maintain direct sales offices or personnel in a number of metropolitan areas across the United States, including Falls Church, Chicago, Dallas, New York, Seattle, Sunnyvale and Washington, D.C. European direct sales operations are located in London, Utrecht, Munich and Paris. We also have sales partnerships with offices located in Asia and Australia.

     Channel Sales. Our value added resellers and system integrators distribute our products as part of integrated turnkey solutions for the enterprise and Internet. We also market products such as document management and support automation, which incorporate our information retrieval toolkits. Our products are resold through partners in North America, Western Europe, Asia and Australia.

     Our technology is also sold as an integrated feature of more than 200 software applications offered by over 100 OEM and ISV providers. Our OEM partners are drawn from such application markets as:

     - groupware (Intraspect);

     - document management (Documentum, Eastman Software, Easy GmbH);

     - enterprises resource planning systems (SAP);

     - help desk and customer care solutions (Primus, ServiceWare);

     - product data management solutions;

     - e-commerce (BroadVision); and

     - personal productivity (Adobe, Corel, Qualcomm).

     Our marketing activities are targeted at building market awareness and identifying prospective customers for enterprise, Internet and e-commerce, online publishing, hybrid CD-ROM/Web and OEM applications. Our marketing efforts include participation in tradeshows, conferences and industry events, Verity seminars, industry speaking engagements, and advertising and direct mail campaigns targeting specific markets such as corporate portal developers, intranet web site and content managers, and online catalog developers. Certain of our OEM contracts also provide for brand name exposure concerning the OEM's embedding of Verity technology. We also maintain an active public relations program targeting industry analysts and leaders in the trade and business press, and maintain a public web site, which has been a source of sales leads. As of May 31, 2000, our sales and marketing organizations consisted of 140 employees.

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

     Indexing. The search engine incorporated in our server products and OEM applications indexes documents automatically based upon administrator-specified criteria. This index is referred to as a "Verity collection." Verity indices exploit full text, metadata and our unique knowledge mapping system, Topics(R). Collections created through the indexing process contain the results of text analysis performed by our engine, as well as information about the document's context and structure. End users with Verity-based applications or standard web browsers can search those collections that administrators make available to them. The Verity architecture is designed to permit real-time indexing of new documents into a Verity collection, even while users actively search that collection. As a result, the system provides enhanced availability, and is designed to operate during maintenance and back up. The Verity K2 Toolkit enhances the availability of our applications by providing redundant processing paths, further enhancing system availability.

     Query Formulation and Execution. Our search engine is designed to enable users to formulate and refine queries using a series of information retrieval methods including keyword, thesauri, dictionaries and concept-based retrieval. Once formulated, queries can be used to retrieve archived information using a standard, interactive search. Our core query formulation technology is the Verity Query Language, which contains more than 30 operators that can be used to formulate precise and filtered information requests. Our search engine is designed with an open architecture, which employs multiple search techniques and supports incorporation of additional techniques by us, by third parties or by organizations building custom applications. This open environment enables third-party developers to extend the functionality and capabilities of our products and tools. Our high performance search engine, Verity K2 Toolkit, employs a network of brokers and servers to offer scalable, parallel searching across hundreds of millions of documents. The technology is designed to scale linearly with the growth of users, documents or queries, and to support the largest corporate intranets and e-commerce sites.

     Concept-based Information Retrieval. Our unique concept-based Topics(R) technology enables users to construct families of queries, organized hierarchically into subject themes. Users construct a hierarchical tree of concepts with weighted branches, which define a Topic. Topic trees graphically represent rules of evidence describing the probability that a given document is about a given subject. Topics, because they are stored queries, can be used to expand a user's query automatically so that all related concepts are used in the search process, even if the user inputs a simple one or two word query. Topics can significantly increase the precision of information retrieval over typical Boolean or natural language methods.

     Ranking and Results Presentation. The results obtained by matching queries against document collections are provided with a relevance score calculated by the Verity engine. This score may be presented, along with other available document-attribute information desired by the user, in a customizable results list. We have also developed functionality that enables the organization, or "clustering", of search results according to common themes within the retrieved documents. We also provide automatic document summarization and query by example, a facility allowing any document to be turned into a "find more documents like this" query. Sets of documents may also be navigated as a directory using Knowledge Organizer to organize documents into taxonomies that can be browsed visually.

     Document Classification. Verity Profiler is a high-speed matching engine, which compares a stream of new documents or a collection of existing documents to a set of Topics or other stored queries. Verity Profiler determines which queries best match those documents, based on threshold values established by the user or administrator. The output of Profiler is a set of metadata identifying the queries that match individual documents. This metadata can be stored as persistent classification information or can be used to trigger custom business processes such as automated routing of information to users. This profiling process is designed to address high user and data volumes such as those associated with large corporate intranets and online applications such as news services.

     Automated Information Dissemination. Any query can be used as an active agent deployed to watch and "clip" relevant information as it enters a corporate network or public web site. Verity agents compare new information with a database of stored queries, which are linked to user profiles. User profiles specify the frequency and method by which users want to be notified about subjects that they are tracking. Our agent-based technology can notify and route information to users via email, a page, a pager or a custom process such as automated filing of information into subject directories. Our agent technology is targeted at organizations building executive briefing, message handling, competitive intelligence and related systems.

     Information Organization and Navigation. We provide technology that enables organizations to establish a taxonomy-based scheme for organizing information into subject directories, similar to popular Internet directory services, using automated methods. Knowledge Organizer uses metadata, pathnames, universal resource locator and Topic classification rules to classify documents automatically against the organization's taxonomy. Once the taxonomy has been populated with intranet or Internet-based information, users can browse the directory visually. Knowledge Organizer combines visual navigation and searching enabling a more efficient and intuitive information retrieval process.

     Viewers and Filters. Document filtering automatically detects the kind of document being indexed and isolates the text to be indexed from embedded formatting information. Filters are designed to enable the indexing engine to handle a wide variety of document types and formats. The threadsafe nature of our filters helps assure fast and reliable access to documents for searching. Our viewing technology is designed to provide users with the ability to view documents in a variety of formats without the use of the application, which generated the document. On the basis of our filtering and viewing technology, we have developed a series of applications. These include the KeyView Pro desktop viewing product, Verity HTML Export, a server-side application that converts any document into a web page enabling any web-enabled desktop to view information universally, and Document Navigator, a product, which enables the navigation and searching of long, structured documents.

     Hybrid CD-ROM/Web Publishing. We have developed technology enabling organizations to publish the contents of web sites onto CD-ROM, DVD-ROM and other permanent storage media. Used in professional information publishing, market data distribution and customer care applications, Verity CD-Web Publisher combines media authoring and the Verity search engine on a CD for DVD for offline viewing of high volume information. This technology automatically synchronizes upon connecting to the Web ensuring that local client-based information is up-to-date.

PRODUCT DEVELOPMENT

     Our development efforts are focused on expanding our suite of products, designing enhancements to our core technology, and addressing additional technical challenges inherent in developing new applications for enterprise, e-commerce, OEM and sophisticated offline publishing markets. Our research and development is focused on enhancing core indexing and search performance and precision, data access and security gateways, enterprise scalability, business portal functionality, programmable application programming interfaces, and product deployability. As of May 31, 2000, there were 129 employees on our research and development staff. Our research and development expenditures in fiscal 1998, fiscal 1999 and fiscal 2000 were $15.5 million, $13.7 million and $16.0 million, respectively, which represented 40.0%, 21.3% and 16.7% of total revenues, respectively. We expect that we will continue to commit substantial resources to product development in the future.

COMPETITION

     The business portal software market is intensely competitive. We believe that the principal competitive factors in such market are:

     - product quality;

     - performance and price;

     - vendor and product reputation;

     - product architecture;

     - strategic alliances;

     - product functionality and features; and

     - ease of use and quality of support.

     A number of companies offer competitive products addressing certain of our target markets. In the enterprise market, we compete with Dataware, Infoseek, Hummingbird/PC Docs and Excalibur, Autonomy, Alta Vista, Microsoft, Mercado, Viador, Epicentric, Thunderstone and Inktomi, among others. Plumtree is on occasion a competitor, but is viewed primarily as our partner and customer. In the Internet/publishing market, we compete with Dataware, Excalibur, Hummingbird/PC Docs/Fulcrum, Infoseek, Inktomi, Lotus and Microsoft, among others. We also compete indirectly with database vendors that offer information search and retrieval capabilities with their core database products. In the future, we may encounter competition from companies that enhance products such as:

     - document management systems;

     - groupware applications;

     - Internet products; and

     - operating systems to include text search and retrieval features.

     Many of our existing competitors have significantly greater financial, technical and marketing resources than we do. Although we believe that our products and technologies compete favorably with respect to the factors outlined above, we cannot assure you that we will be able to compete successfully against its current or future competitors or that competition will not seriously harm our business.

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

     Our CDweb Publisher product competes primarily with Nextpage, Enigma and Dataware.

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

     - new product developments;

     - frequent product enhancements;

     - name recognition; and

     - reliable product maintenance.

     We presently have one issued patent, which will expire in January 2016 and one patent application pending. We cannot assure you that other companies will not develop technologies that are similar or superior to our technology. The source code for our proprietary software is protected both as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries.

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

EMPLOYEES

     As of May 31, 2000, we had a total of 364 employees, including 129 in research and development, 118 in sales, 22 in marketing, 64 in customer support and professional services, 26 in administration and 5 in manufacturing. Of these employees, 240 were located in the United States, 52 in Europe, 70 in Canada and 2 in Australia. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

                                  RISK FACTORS

     The risk and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition would suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

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

WE HAVE BEEN SUED, AND ARE AT RISK OF FUTURE SECURITIES CLASS ACTION LITIGATION, DUE TO OUR PAST AND EXPECTED STOCK PRICE VOLATILITY

     In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in December 1999 our stock price dramatically declined, and a number of lawsuits were filed against us. See "Item 3. Legal Proceedings" for a description of these lawsuits. Because we expect our stock price to continue to fluctuate significantly, we may be the target of similar litigation in the future. This and other securities litigation could result in substantial costs and divert management's attention and resources, and could seriously harm our business.

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

     The business portal software market is intensely competitive and we cannot assure you that we will maintain our current position of market share. A number of companies offer competitive products addressing this market. We compete with Alta Vista, Autonomy, Excalibur, Inktomi, Dataware, Hummingbird/PC Docs/Fulcrum, Infoseek, Lotus, Mercado, Viador, Epicentric, Thunderstone and Microsoft, among others. We also compete indirectly with database vendors, such as Oracle, that offer information search and retrieval capabilities with their core database products and web platform companies, such as Netscape.

     In the future, we may encounter competition from a number of companies. Many of our existing competitors as well as a number of other potential new competitors, have significantly greater financial, technical and marketing resources than we do. Because the success of our strategy is dependent in part on the success of our strategic partners, competition between our strategic partners and the strategic partners of our competitors, or failure of our strategic partners to achieve or maintain market acceptance could have a material adverse effect on our competitive position. Although we believe that our products and technologies compete favorably with competitive products, we cannot assure you that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our results of operations and financial condition.

WE RELY ON REGENT PACIFIC MANAGEMENT CORPORATION FOR THE MANAGEMENT OF VERITY, AND THE LOSS OF THESE SERVICES COULD ADVERSELY AFFECT OUR BUSINESS

     Regent Pacific Management Corporation, a management firm of which Gary J. Sbona is chief executive officer, provides management services for our company. The management services provided under our agreement with Regent Pacific include the services of Mr. Sbona as chairman of the board and chief executive officer of Verity, and other Regent Pacific personnel as part of Verity's management team. On February 10, 2000, we extended our agreement with Regent Pacific Management Corporation through August 31, 2001. This is the third amendment to the retainer agreement between Regent Pacific Management Corporation and Verity, Inc. since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continues to provide the services of Gary J. Sbona as Chairman and Chief Executive Officer of Verity, and continues to provide additional Regent Pacific management services to our company. The agreement provides us with an option to further extend the term of this agreement through February 2002. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during the transition phase to new management. Similarly, if any adverse change in Verity's relationship with Regent Pacific occurs, it could hinder management's ability to direct our business and materially and adversely affect our results of operations and financial condition.

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

     Service and other revenues derived from foreign operations accounted for 6.1%, 6.4% and 6.7% of total revenues, respectively, in fiscal 1998, 1999 and 2000. Our export sales consist primarily of products licensed for delivery outside of the United States. In fiscal years 1998, 1999 and 2000, export sales accounted for 26.6%, 27.1% and 19.0% of total revenues. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below. See Note 11 of Notes to Consolidated Financial Statements beginning on page 53 of this Annual Report on Form 10-K for a discussion of our international revenues, income from operations and identifiable assets.

A SIGNIFICANT PORTION OF OUR REVENUES IS DERIVED FROM SALES TO THE FEDERAL GOVERNMENT, WHICH ARE SUBJECT TO BUDGET CUTS AND, CONSEQUENTLY, THE POTENTIAL LOSS OF REVENUES UPON WHICH WE HAVE HISTORICALLY RELIED

     Revenues derived from sales to the federal government and its agencies were 9.0%, 8.1% and 7.8% of total revenues in fiscal years 1998, 1999 and 2000, respectively. Future reductions in United States spending on information technologies could have a material adverse effect on our operating results. Sales to government agencies declined as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

OUR PRODUCTS EMPLOY TECHNOLOGY THAT MAY INFRINGE ON THE PROPRIETARY RIGHTS OF THIRD PARTIES, WHICH MAY EXPOSE US TO LITIGATION

     Third parties may assert that our products infringe their proprietary rights, or may assert claims for indemnification resulting from infringement claims against us. Any such claims may cause us to delay or cancel shipment of our products, which could materially adversely affect our business, financial condition and results of operations. In addition, irrespective of the validity or the successful assertion of such claims, we could incur significant costs in defending against such claims.

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

POTENTIAL ACQUISITIONS MAY HAVE UNEXPECTED CONSEQUENCES OR IMPOSE ADDITIONAL COSTS ON US

     Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we will address the need to develop new products is through acquisitions of complementary businesses and technologies. From time to time, we consider and evaluate potential business combinations both involving our acquisition of another company and transactions involving the sale of Verity through, among other things, a possible merger or consolidation of our business into that of another entity. Acquisitions involve numerous risks, including the following:

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

                         RISKS RELATED TO OUR INDUSTRY

WE DEPEND ON INCREASING USE OF THE INTERNET, INTRANETS, EXTRANETS AND PORTALS AND ON THE GROWTH OF ELECTRONIC COMMERCE. IF THE USE OF THE INTERNET, INTRANETS, EXTRANETS AND PORTALS AND ELECTRONIC COMMERCE DO NOT GROW AS ANTICIPATED, OUR BUSINESS WILL BE SERIOUSLY HARMED

     The products of most of our customers depend on the increased acceptance and use of the Internet as a medium of commerce and on the development of corporate intranets and extranets and portals. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. The lack of such development would impair demand for our products and would adversely affect our ability to sell our products. Demand and market acceptance for recently introduced services and products over the Internet and the development of corporate intranets and extranets and portals are subject to a high level of uncertainty, and there exist few proven services and products.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     As of June 30, 2000, our executive officers and certain other key employees were as follows:

            NAME               AGE                               POSITION
            ----               ---                               --------
Gary J. Sbona................  56    Chief Executive Officer and Chairman of the Board
Anthony J. Bettencourt.......  39    President and Director
Stephen W. Young.............  51    Chief Operating Officer
James E. Ticehurst...........  55    Vice President, Administration and Support Operations and
                                     Assistant Secretary
Todd K. Yamami...............  33    Vice President, Corporate Controller and Chief Accounting Officer
Dr. Ashok K. Chandra.........  51    Senior Vice President, Development and New Business Activities
Michael T. Zuckerman.........  44    Vice President, Marketing
Joseph J. Lawless............  46    Vice President, North American and International Sales
Sunil D. Nagdev..............  36    Vice President, Professional Services and Technical Support
Michael D. Mooney............  39    Vice President, Business Development
Hugo L. Sluimer..............  47    Vice President, European Operations
Dr. Prabhakar Raghavan.......  39    Chief Scientist and Vice President, Emerging Technologies

     GARY J. SBONA has served as our Chief Executive Officer since July 1997, a director since May 1998 and the Chairman of our Board of Directors since March 1999. Mr. Sbona also served as our President from July 1997 to September 1999. Mr. Sbona currently serves as Chairman and Chief Executive Officer of Auspex Systems Inc., a network attached storage company, and as a Director of 3D Systems Corporation, a solid imaging and mass customization company. Since 1974, Mr. Sbona also serves as chairman and chief executive officer of Regent Pacific Management Corporation, a professional services firm that is currently providing our company with management services.

     ANTHONY J. BETTENCOURT joined our company in July 1995 as Vice President of North American sales. He was subsequently promoted to Vice President of Worldwide Sales and Marketing and served in this position until his departure in December 1996. Mr. Bettencourt rejoined our company in September 1997 as Senior Vice President, Worldwide Sales and Product Marketing and was appointed to the position of President in September 1999. Prior to initially joining our company, Mr. Bettencourt served as vice president of sales for Versant Object Technology from 1992 to June 1995 and as director of U.S. sales for Versant Object Technology from July 1990 to 1992. Prior to rejoining us, Mr. Bettencourt served as an officer of OnLive!

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

     JAMES E. TICEHURST joined our company as Accounting Manager in December 1988 in a consulting capacity. He was subsequently promoted to Controller and in October 1997 was appointed to the position of Vice President, Administration and Controller and Assistant Secretary. From February 1999 to June 2000, Mr. Ticehurst served as Vice President, Finance and Administration and Assistant Secretary and since June 2000 he has served as Vice President, Administration and Support Operations and Assistant Secretary. Mr. Ticehurst holds a B.S. in Accounting from San Jose State University.

     TODD K. YAMAMI joined our company as Accounting Manager in June 1995, and in November 1997 he was promoted to Director, Finance and Accounting. In February 1999, Mr. Yamami was appointed to the position of Corporate Controller and was subsequently promoted to Vice President, Corporate Controller and Chief Accounting Officer in June 2000. Mr. Yamami holds a B.S. in Finance and a M.B.A. from Santa Clara University.

     DR. ASHOK K. CHANDRA has served as our Senior Vice President of Development and New Business Activities since March 2000. Prior to joining Verity, Dr. Chandra was Director of Database Systems and Computer Science at IBM's Almaden Research Center, a computer software and hardware research center, and held several key management positions at IBM Corporation, an information technology company, since 1973. Dr. Chandra holds his B. Tech in Electrical Engineering from I.I.T. Karpur, his M.S. from University of California at Berkeley, and his Ph.D. in Computer Science from Stanford University.

     MICHAEL T. ZUCKERMAN joined Verity in June 2000 as our Vice President of Marketing. Prior to joining our company, Mr. Zuckerman served as Vice President of Sales and Marketing at Sensar, Inc., a provider of network security products, since November 1998. Before Sensar, Mr. Zuckerman worked for S.C. Bernstein & Co., an investment management firm, from December 1997 to November 1998. From January 1997 to December 1997 Mr. Zuckerman held the position of Chief Operating Officer for LocalEyes Corporation, an Internet search and directory service company. Prior to joining LocalEyes Corporation, Mr. Zuckerman served as Vice President, Development Operations for File Tek, Inc., a software company, from January 1995 to December 1996 and held other positions with File Tek to include Vice President, Sales and Marketing. Mr. Zuckerman holds a B.S. in Electrical Engineering from the University of Maryland.

     JOSEPH J. LAWLESS joined our company in July 1996 as Sales Manager and in October 1997 he was promoted to Director of Sales, Northeast region, and was subsequently appointed to Vice President, North American and International Sales in September 1999. Prior to joining Verity, Mr. Lawless served as Sales Manager at Dynasty Technologies, a private technology company, since May 1994. Mr. Lawless also served as Sales Manager at Intersolv and Computer Associates. He holds a B.A. in Business Administration from Albany State University.

     SUNIL D. NAGDEV joined our company as our Director of Professional Services in November 1997, and was subsequently appointed to Vice President, Professional Services and Technical Support in July 1999. Prior to Verity, he served as Director of Technical Support at Versant Object Technology, a provider of object management for e-business applications, since 1991, and before that, he was a Senior Developer at Consilium. Mr. Nagdev holds a B.S. in Computer Science from Chico State University.

     MICHAEL D. MOONEY has been our Vice President of Business Development since February 2000. Prior to joining Verity, Mr. Mooney served as Vice President of North American Sales for Adaptive Media, a provider of visual collaborative commerce software and services, since 1997. Before joining Adaptive Media, he was Vice President, Western Operations for Versant Object Technology, a provider of object management for e-business applications, from 1991 to 1997. Mr. Mooney also held a variety of sales and sales management positions at both Alantec and Rockwell CMC.

     HUGO L. SLUIMER has been our Vice President, European Operations since May 1998, Mr. Sluimer joined Verity in June 1990 as Sales Manager and has served as Director of Sales since March 1995. Prior to Verity, he held management positions at Oracle BV (The Netherlands) and Digital Equipment BV (The Netherlands). Mr. Sluimer holds a B.S. in Computer Science.

     DR. PRABHAKAR RAGHAVAN joined our company as Chief Scientist and Vice President of Emerging Technologies in April 2000. Prior to Verity, he was the head of the Computer Science Principles department at IBM's Almaden Research Center, a computer software and hardware research center, since 1995 and was a Research Staff Member from 1986 to 1994 at IBM T.J. Watson Research Center, also a computer software and hardware research center. Dr. Raghavan is Consulting Professor of Computer Science at Stanford University and holds an undergraduate degree in Electrical Engineering from I.I.T. Madras and a Ph.D. in Electrical Engineering and Computer Science from University of California at Berkeley.

ITEM 2. PROPERTIES

     Our principal administrative, sales, marketing and research and development facilities occupy approximately 51,000 square feet in Sunnyvale, California. Our operating lease agreement for this facility commenced in June 1996 and expires in March 2005. Our average annual lease payment, based on the total 96,000 square feet of leased property, is scheduled to be approximately $1.2 million. In addition, we also lease sales offices in Virginia, New York, Texas, Illinois, England, Netherlands, France, Australia, Germany and a development and technical support office in Canada.

ITEM 3. LEGAL PROCEEDINGS

     In December 1999, a number of complaints were filed in the United States District Court for Northern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock during the period between December 1 and December 14, 1999. The complaints name as defendants Verity and certain of its directors and officers, asserting that they violated federal securities laws by misrepresenting Verity's business and earnings growth ability to continue to achieve profitable growth, and failing to disclose certain information about our business. While management intends to defend the actions against us vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol VRTY.

     The following table sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq National Market for the periods indicated.

                                                              HIGH      LOW
                                                             ------    ------
Fiscal Year ended May 31, 1999
  First Quarter............................................  $ 6.57    $ 2.57
  Second Quarter...........................................    9.44      2.94
  Third Quarter............................................   20.32      8.63
  Fourth Quarter...........................................   21.44     15.10
Fiscal Year ended May 31, 2000
  First Quarter............................................  $54.18    $35.38
  Second Quarter...........................................   59.56     22.63
  Third Quarter............................................   56.38     26.13
  Fourth Quarter...........................................   60.00     24.25

     As of May 31, 2000, there were approximately 187 holders of record of our common stock and 31,605,641 shares of our common stock outstanding.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                      FISCAL YEAR ENDED MAY 31,
                                        ------------------------------------------------------
                                         1996        1997        1998       1999        2000
                                        -------    --------    --------    -------    --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Software products...................  $24,472    $ 34,934    $ 28,658    $48,327    $ 69,655
  Service and other...................    6,246       7,737      10,200     16,098      26,445
                                        -------    --------    --------    -------    --------
          Total revenues..............   30,718      42,671      38,858     64,425      96,100
                                        -------    --------    --------    -------    --------
Costs of revenues:
  Software products...................    2,074       2,688       2,426      1,218         880
  Service and other...................    2,785       3,892       5,178      4,660       8,357
                                        -------    --------    --------    -------    --------
          Total costs of revenues.....    4,859       6,580       7,604      5,878       9,237
                                        -------    --------    --------    -------    --------
Gross profit..........................   25,859      36,091      31,254     58,547      86,863
                                        -------    --------    --------    -------    --------
Operating expenses:
  Research and development............    8,488      14,310      15,544     13,711      16,017
  Acquisition of in-process research
     and development and other........      381      14,894          --         --          --
  Marketing and sales.................   14,912      21,505      22,757     26,860      38,742
  General and administrative..........    3,469       4,864       7,610      6,323       6,847
  Restructuring charges...............       --          --       3,006         --          --
                                        -------    --------    --------    -------    --------
          Total operating expenses....   27,250      55,573      48,917     46,894      61,606
                                        -------    --------    --------    -------    --------
Income/(loss) from operations.........   (1,391)    (19,482)    (17,663)    11,653      25,257
Other income, net.....................    1,342       1,943       1,553      1,085       5,623
Interest expense......................     (264)       (212)       (100)        (8)        (20)
                                        -------    --------    --------    -------    --------
Income/(loss) before provision for
  income taxes........................     (313)    (17,751)    (16,210)    12,730      30,860
Income tax provision/(benefit)........       --         180         300        600      (2,150)
                                        -------    --------    --------    -------    --------
Net income/(loss).....................  $  (313)   $(17,931)   $(16,510)   $12,130    $ 33,010
                                        =======    ========    ========    =======    ========
Net income/(loss) per share --basic...  $ (0.06)   $  (0.83)   $  (0.74)   $  0.50    $   1.10
                                        =======    ========    ========    =======    ========
Net income/(loss) per
  share -- diluted....................  $ (0.06)   $  (0.83)   $  (0.74)   $  0.44    $   0.95
                                        =======    ========    ========    =======    ========
Number of shares used in per share
  calculation -- basic................   15,658      21,680      22,450     24,198      30,026
                                        =======    ========    ========    =======    ========
Number of shares used in per share
  calculation -- diluted..............   15,658      21,680      22,450     27,700      34,886
                                        =======    ========    ========    =======    ========
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.............  $ 2,482    $  2,934    $  5,505    $ 7,907    $  7,183
Working capital.......................   44,087      18,676      15,912     33,282     134,527
Total assets..........................   62,724      49,443      41,449     65,026     213,378
Long-term obligations, net of current
  portion.............................      639         167           2         --          --
Stockholders' equity..................   52,808      37,273      24,055     43,419     183,634

     The net loss used in computing net loss per share has been increased by the accretion of the mandatorily redeemable convertible preferred stock to its redemption value in the year ended May 31, 1996 of $611,000. See Note 2 of Notes to Consolidated Financial Statements beginning on page 41 of this Annual Report on Form 10-K for an explanation of the method used to determine the number of shares used to compute per share amounts.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes, which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading "Item 1. Business -- Risk Factors."

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

     During fiscal 1997 and early fiscal 1998, we incurred substantial net losses and our quarterly revenues fluctuated significantly. In particular, we incurred reduced revenues on a quarter-to-quarter basis in the first quarter of fiscal 1997, the third quarter of fiscal 1997 and the first quarter of fiscal 1998. In this period, we experienced significant turnover in our workforce, including turnover of several members of senior management. Also, we experienced difficulties in integrating or leveraging our acquisitions of Cognisoft Corporation and 64K Incorporated in fiscal 1997. Under these circumstances, on July 31, 1997 we retained Mr. Gary J. Sbona as our president and chief executive officer, and we entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the chairman and chief executive officer. Pursuant to this agreement, Regent Pacific has provided management services for Verity, including the services of Mr. Sbona as chief executive officer and other Regent Pacific personnel as part of our management team.

     Starting in fiscal 1998, the new management team implemented changes designed to refocus our business on our core products and markets and to streamline operations. In connection with the changes, we incurred a $3.0 million restructuring charge in the quarter ended November 30, 1997. Our restructuring and renewed focus contributed to significantly improved results during the second half of fiscal 1998 and during fiscal years 1999 and 2000. During the quarterly periods ended August 31, 1997 to August 31, 1999 and February 29, 2000 to May 31, 2000, we experienced increased revenues on a quarterly basis. In addition, during the quarterly periods ended May 31, 1998 to August 31, 1999 and February 29, 2000 to May 31, 2000, we experienced eight quarters of record revenues and profitability. Due to a delay in closing three large transactions, revenues for the quarter ended November 31, 1999 were lower than expected. We incurred a net loss of $16.5 million in fiscal 1998, which included the $3.0 million restructuring charge. In fiscal years 1999 and 2000, we achieved net income of $12.1 million and $33.0 million, respectively. While our goal is to increase revenue and generate net income in future periods, we cannot assure you that our strategy will be successful, that we will experience the rate of revenue growth we experienced from August 31, 1997 to May 31, 2000 in future periods, or that we will continue to maintain positive cash flow or profitability.

     Our revenues are derived from license fees for our software products and fees for services complementary to our products, including software maintenance, consulting and training. Fees for services generally are charged separately from the license fees for our software products. Effective for contracts entered into starting June 1, 1998, we recognize revenues in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition." In December 1998, AcSEC released provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2. These paragraphs of SOP 97-2 and SOP 98-9 became effective for transactions that are entered into fiscal years beginning after March 15, 1999. We recognize maintenance revenues from ongoing customer support and product upgrades ratably over the term of the applicable maintenance agreement, which is typically 12 months. Generally, we receive payments for maintenance fees in advance and they are nonrefundable. We recognize revenues for consulting and training generally when the services are performed. Statement of Position No. 97-2 supersedes Statement of Position No. 91-1, "Software Revenue Recognition," and was effective for transactions we entered into in fiscal years beginning after December 15, 1997.

     For contracts with multiple elements (e.g., deliverable and undeliverable products, maintenance and other services), the Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company, or for products not being sold separately, the price established by management. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met. The Company recognizes revenue allocated to maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to training and consulting services, the Company recognizes revenue as the related services are performed.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenue represented by certain items in our Consolidated Statements of Operations for the periods indicated:

                                                      FISCAL YEAR ENDED MAY 31,
                                                      --------------------------
                                                       1998      1999      2000
                                                      ------    ------    ------
Revenues:
  Software products.................................   73.8%     75.0%     72.5%
  Service and other.................................   26.2      25.0      27.5
                                                      -----     -----     -----
          Total revenues............................  100.0     100.0     100.0
                                                      -----     -----     -----
Costs of revenues:
  Software products.................................    6.3       1.9       0.9
  Service and other.................................   13.3       7.2       8.7
                                                      -----     -----     -----
          Total costs of revenues...................   19.6       9.1       9.6
                                                      -----     -----     -----
Gross margin........................................   80.4      90.9      90.4
                                                      -----     -----     -----
Operating expenses:
  Research and development..........................   40.0      21.3      16.7
  Marketing and sales...............................   58.6      41.7      40.3
  General and administrative........................   19.6       9.8       7.1
  Restructuring charges.............................    7.7       0.0       0.0
                                                      -----     -----     -----
          Total operating expenses..................  125.9      72.8      64.1
                                                      -----     -----     -----
Income/(loss) from operations.......................  (45.5)     18.1      26.3
Other income, net...................................    3.8       1.7       5.8
                                                      -----     -----     -----
Income/(loss) before provision for income taxes.....  (41.7)     19.8      32.1
Income tax provision/(benefit)......................    0.8       1.0      (2.2)
                                                      -----     -----     -----
Net income/(loss)...................................  (42.5)%    18.8%     34.3%
                                                      =====     =====     =====

YEARS ENDED MAY 31, 1998, 1999 AND 2000

  Revenues

     Our total revenues increased 65.8% from $38.9 million in fiscal 1998 to $64.4 million in fiscal 1999 and increased 49.2% to $96.1 million in fiscal 2000. The increase from fiscal years 1998 to 1999 was due principally to higher revenues from licensing development kits and enterprise products. The increase from fiscal year 1999 to 2000 was due primarily to higher revenues from licensing Topic tools and enterprise products. Software product revenues increased as a percentage of total revenues from 73.8% in fiscal 1998 to 75.0% in fiscal 1999 and decreased to 72.5% in fiscal 2000. Service and other revenues decreased as a percentage of total revenues from 26.2% in fiscal 1998 to 25.0% in fiscal 1999 and increased to 27.5% in fiscal 2000.

     Software products revenues. Our software products revenues increased 68.6% from $28.7 million in fiscal 1998 to $48.3 million in fiscal 1999 and increased 44.1% to $69.7 million in fiscal 2000. The increase from fiscal 1998 to fiscal 1999 was principally due to higher revenues from licensing development kits and enterprise products. The increase from fiscal 1999 to 2000 was due primarily to higher revenues from licensing Topic tools and enterprise products.

     Service and other revenues. Our service and other revenues consist primarily of fees for software, maintenance, consulting and training. Service and other revenues increased 57.8% from $10.2 million in fiscal 1998 to $16.1 million in fiscal 1999 and increased 64.3% to $26.4 million in fiscal 2000. The increase in service revenues in fiscal 1999 and fiscal 2000 was due primarily to increase in maintenance and consulting revenues.

     Revenues derived from foreign operations accounted for 6.1%, 6.4% and 6.8% of total revenues, respectively, in fiscal 1998, 1999 and 2000. Our export sales consist primarily of products licensed for delivery outside of the United States. In fiscal years 1998, 1999 and 2000, export sales accounted for 26.6%, 27.1% and 19.0% of total revenues, respectively.

     No single customer accounted for 10% or more of our revenues during fiscal years 1998, 1999 or 2000. Revenues derived from sales to the federal government and its agencies were 9.0%, 8.1% and 7.8% of total revenues in fiscal years 1998, 1999 and 2000, respectively. Sales to government agencies declined as a percentage of revenues from fiscal 1998 to fiscal 2000, and may decline in the future.

  Costs of Revenues

     Costs of software products. The cost of our software products consist primarily of product media, duplication, manuals, packaging materials, shipping expenses and royalties, and in certain instances, licensing of third-party software incorporated in our products. Costs of our software products decreased 49.8% from $2.4 million in fiscal 1998 to $1.2 million in fiscal 1999 and decreased 27.8% to $880,000 in fiscal 2000, representing 8.5%, 2.5% and 1.3%, respectively, of software product revenues. The decrease in costs of revenues from fiscal 1998 to fiscal 1999 was related to the elimination of the amortization expense related to capitalized software and decreasing costs of third party software components in fiscal 1999. The decrease in absolute dollars from fiscal 1999 to fiscal 2000 was principally related to decreasing costs of third party software components in fiscal 2000. The decrease as a percentage of software product revenue was also due to increased software product revenue. During fiscal 1998, we capitalized software development costs in the amount of $198,000, which have been fully amortized as of May 31, 1998. In fiscal 1999 and fiscal 2000, we did not capitalize any software development costs since such costs were not significant. Amortization is included in the costs of software products.

     Costs of service and other. Our costs of service and other consists of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. Costs of service and other decreased 10.0% from $5.2 million in fiscal 1998 to $4.7 million in fiscal 1999 and increased 79.3% to $8.4 million in fiscal 2000. As a percentage of service and other revenue, these costs represented 50.8%, 29.0% and 31.6% in fiscal years 1998, 1999 and 2000, respectively. The decrease in costs of service and other from fiscal 1998 to fiscal 1999 was primarily related to reduced expenses associated with the transfer of technical support operations from California to Calgary, Canada. The increase in costs of service and other and as a percentage of service and other revenue from fiscal 1999 to fiscal 2000 was primarily related to increasing consulting staff and third party consulting services in order to support a greater customer demand for consulting services.

  Operating Expenses

     Research and development. Research and development expenses decreased 11.8% from $15.5 million in fiscal 1998 to $13.7 million in fiscal 1999 and increased 16.8% to $16.0 million in fiscal 2000, representing 40.0%, 21.3% and 16.7% of total revenues, respectively. The decrease in absolute dollars from fiscal 1998 to fiscal 1999 was a result of a discontinuation of certain operations related to our Insite, Cognisoft and 64K subsidiaries in fiscal 1998. The increase in absolute dollars from fiscal 1999 to fiscal 2000 was primarily due to a significant increase in research and development personnel to focus on enhancement of existing products and development of new products addressing the business portal market. We believe that research and development expenses will continue to increase in the future primarily due to the introduction of new products and other anticipated product development efforts. Our future research and development expenses may vary as a percentage of total revenues.

     During fiscal 1998, we capitalized software development costs in the amount of $198,000. We did not capitalize software development costs in fiscal 1999 and fiscal 2000 since such costs were not significant.

     Marketing and sales. Our marketing and sales expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, pre-sales customer service and support costs. Marketing and sales expenses increased 18.0% from $22.8 million in fiscal 1998 to $26.9 million in fiscal 1999 and increased 44.2% to $38.7 million in fiscal 2000, representing 58.6%, 41.7% and 40.3% of total revenues, respectively. These increases in absolute dollars were primarily related to our expansion of our marketing and sales organizations, and continued development of our sales distribution channels in the United States and Europe. We anticipate that we will continue to make significant investments in marketing and sales.

     General and administrative. General and administrative expenses decreased 16.9% from $7.6 million in fiscal 1998 to $6.3 million in fiscal 1999 and increased 8.3% to $6.8 million in fiscal 2000, representing 19.6%, 9.8% and 7.1% of total revenues, respectively. The decrease from fiscal 1998 to fiscal 1999 in absolute dollars was primarily due to a decrease in legal expenses as well as the discontinuation of our Cognisoft subsidiary. The increase in absolute dollars from fiscal 1999 to fiscal 2000 was primarily due to increases in professional service fees required to support our operations.

     Restructuring charges. During the quarter ended November 30, 1997, we implemented a worldwide restructuring of our corporate operations, which resulted in workforce reductions and business consolidations. In connection with the restructuring, we recorded a $3.0 million restructuring charge in the quarter ended November 30, 1997, of which $1.6 million was related to severance costs associated with the reduction in the worldwide workforce, $0.5 million to the termination of certain lease agreements, $0.6 million to the write-off of certain assets and $0.3 million to the costs associated with the restructuring.

INCOME TAXES

     As of May 31, 2000, we had approximately $49.8 million and $15.3 million of net operating loss carryforwards for federal and California State income tax purposes, respectively, to offset future taxable income. At May 31, 2000, we have federal and state research and development tax credit carryforwards of approximately $3.2 million and $1.0 million, respectively. These carryforwards expire in the years 2000 to 2020 if not utilized. A portion of our net operating loss and tax credit carryforwards are subject to an annual limitation of approximately $4.9 million as a result of an ownership change, as defined by tax laws.

     Prior to the quarter ended May 31, 2000, we established a valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets. On a quarterly basis, we review the recoverability of the deferred tax assets. At May 31, 1999, we had a valuation allowance totaling $18.9 million against our deferred tax assets. At May 31, 2000, we assessed the realizability of the deferred tax assets and the entire valuation allowance was reversed, due to our increased earnings. Based on management's assessment, it is more likely than not that all the net deferred tax assets will be realized through future taxable earnings. See Note 7 of Notes to Consolidated Financial Statements beginning on page 50 of this Annual Report on Form 10-K.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated statements of operations data, both in dollar amount and as a percentage of total revenues, for each of the eight quarters in the period ended May 31, 2000. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those specifically discussed in "Item 1. Business -- Risk Factors."

                                                                                 QUARTER ENDED
                                              -----------------------------------------------------------------------------------
                                              AUG. 31,   NOV. 30,   FEB. 28,   MAY 31,   AUG. 31,   NOV. 30,   FEB. 29,   MAY 31,
                                                1998       1998       1999      1999       1999       1999       2000      2000
                                              --------   --------   --------   -------   --------   --------   --------   -------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Software products.........................  $ 9,889    $11,497    $12,468    $14,473   $14,474    $10,093    $22,514    $22,574
  Service and other.........................    3,331      3,713      4,267      4,787     5,291      6,624      6,706      7,824
                                              -------    -------    -------    -------   -------    -------    -------    -------
        Total revenues......................   13,220     15,210     16,735     19,260    19,765     16,717     29,220     30,398
                                              -------    -------    -------    -------   -------    -------    -------    -------
Costs of revenues:
  Software products.........................      437        401        211        169       144        173        254        309
  Service and other.........................    1,082      1,074      1,159      1,345     1,620      2,290      2,050      2,397
                                              -------    -------    -------    -------   -------    -------    -------    -------
        Total costs of revenues.............    1,519      1,475      1,370      1,514     1,764      2,463      2,304      2,706
                                              -------    -------    -------    -------   -------    -------    -------    -------
Gross profit................................   11,701     13,735     15,365     17,746    18,001     14,254     26,916     27,692
                                              -------    -------    -------    -------   -------    -------    -------    -------
Operating expenses:
  Research and development..................    3,275      3,299      3,521      3,616     3,726      3,736      4,018      4,537
  Marketing and sales.......................    5,952      6,608      6,783      7,517     8,064      8,718     10,589     11,371
  General and administrative................    1,381      1,610      1,630      1,702     1,580      1,600      1,779      1,888
                                              -------    -------    -------    -------   -------    -------    -------    -------
        Total operating expenses............   10,608     11,517     11,934     12,835    13,370     14,054     16,386     17,796
                                              -------    -------    -------    -------   -------    -------    -------    -------
Income from operations......................    1,093      2,218      3,431      4,911     4,631        200     10,530      9,896
Other income, net...........................      287        297        229        264       629      1,490      1,800      1,684
                                              -------    -------    -------    -------   -------    -------    -------    -------
Income before provision for income taxes....    1,380      2,515      3,660      5,175     5,260      1,690     12,330     11,580
Income tax provision/(benefit)..............      150        150        150        150       150        150        150     (2,600)
                                              -------    -------    -------    -------   -------    -------    -------    -------
Net income..................................  $ 1,230    $ 2,365    $ 3,510    $ 5,025   $ 5,110    $ 1,540    $12,180    $14,180
                                              =======    =======    =======    =======   =======    =======    =======    =======
Net income per share -- basic...............  $  0.05    $  0.10    $  0.14    $  0.20   $  0.19    $  0.05    $  0.39    $  0.45
                                              =======    =======    =======    =======   =======    =======    =======    =======
Net income per share -- diluted.............  $  0.05    $  0.09    $  0.12    $  0.17   $  0.16    $  0.04    $  0.34    $  0.39
                                              =======    =======    =======    =======   =======    =======    =======    =======
Number of shares used in per share
  calculation -- basic......................   23,254     23,647     24,543     25,350    26,972     30,514     31,159     31,460
                                              =======    =======    =======    =======   =======    =======    =======    =======
Number of shares used in per share
  calculation -- diluted....................   25,764     26,290     29,082     29,660    31,612     35,357     36,306     36,269
                                              =======    =======    =======    =======   =======    =======    =======    =======

                                                                       AS A PERCENTAGE OF TOTAL REVENUES
                                              -----------------------------------------------------------------------------------
Revenues:
  Software products.........................     74.8%      75.6%      74.5%      75.1%     73.2%      60.4%      77.0%      74.3%
  Service and other.........................     25.2       24.4       25.5       24.9      26.8       39.6       23.0       25.7
                                               ------    -------    -------    -------   -------    -------    -------    -------
        Total revenues......................    100.0      100.0      100.0      100.0     100.0      100.0      100.0      100.0
                                               ------    -------    -------    -------   -------    -------    -------    -------
Costs of revenues:
  Software products.........................      3.3        2.6        1.3        0.9       0.7        1.0        0.9        1.0
  Service and other.........................      8.2        7.1        6.9        7.0       8.2       13.7        7.0        7.9
                                               ------    -------    -------    -------   -------    -------    -------    -------
        Total costs of revenues.............     11.5        9.7        8.2        7.9       8.9       14.7        7.9        8.9
                                               ------    -------    -------    -------   -------    -------    -------    -------
Gross profit................................     88.5       90.3       91.8       92.1      91.1       85.3       92.1       91.1
                                               ------    -------    -------    -------   -------    -------    -------    -------
Operating expenses:
  Research and development..................     24.8       21.7       21.0       18.8      18.9       22.3       13.8       14.9
  Marketing and sales.......................     45.0       43.4       40.6       39.0      40.8       52.2       36.2       37.4
  General and administrative................     10.4       10.6        9.7        8.8       8.0        9.6        6.1        6.2
                                               ------    -------    -------    -------   -------    -------    -------    -------
        Total operating expenses............     80.2       75.7       71.3       66.6      67.7       84.1       56.1       58.5
                                               ------    -------    -------    -------   -------    -------    -------    -------
Income from operations......................      8.3       14.6       20.5       25.5      23.4        1.2       36.0       32.6
Other income, net...........................      2.1        2.0        1.4        1.4       3.2        8.9        6.2        5.5
                                               ------    -------    -------    -------   -------    -------    -------    -------
Income before provision for income taxes....     10.4       16.6       21.9       26.9      26.6       10.1       42.2       38.1
Income tax provision/(benefit)..............      1.1        1.0        0.9        0.8       0.7        0.9        0.5       (8.5)
                                               ------    -------    -------    -------   -------    -------    -------    -------
Net income..................................      9.3%      15.6%      21.0%      26.1%     25.9%       9.2%      41.7%      46.6%
                                               ======    =======    =======    =======   =======    =======    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations primarily through proceeds of approximately $23.6 million from private sales of preferred stock, proceeds from our initial public offering and secondary offerings of common stock and, to a lesser extent, bank credit lines and capital leases. We completed our initial public offering of common stock in October 1995 and realized net proceeds of $32.5 million. In January 1996, we completed our secondary offering of common stock, which generated net proceeds of $16.5 million. In August 1999, we completed another public offering of common stock, which generated net proceeds of $71.0 million. We intend to use the net proceeds from the sale of the common stock for general corporate purposes, including working capital, content development and licensing, advertising and brand promotion, and potentially for the acquisition of or investment in companies, technologies or assets that complement our business. As of May 31, 2000, we had $154.3 million in cash and cash equivalents and available-for-sale securities compared to $40.3 million at May 31, 1999.

     Our operating activities used cash of $9.0 million in fiscal 1998, and provided cash of $14.9 million and $8.2 million in fiscal 1999 and 2000, respectively. Cash used in our operations in fiscal 1998 was primarily due to our net loss and increase in accounts receivable partially offset by depreciation and amortization expense and an increase in deferred revenue. Cash provided by operations in fiscal 1999 was primarily due to our net income, an increase in accrued compensation and other accrued liabilities and depreciation and amortization expense partially offset by an increase in accounts receivable. Cash provided in connection with operating activities in fiscal 2000 was principally due to our net income, depreciation and amortization expense, an increase in deferred revenue and accrued compensation and other accrued liabilities, offset mainly by an increase in accounts receivable and the release of the deferred tax assets.

     Cash provided by investing activities in fiscal 1998 was $9.0 million and cash used in investing activities in fiscal 1999 and 2000 was $19.6 million and $116.5 million, respectively. In fiscal 1998, the sale and maturity of marketable securities were substantially offset by the purchase of marketable securities and property and equipment. In fiscal 1999 and 2000, our purchase of marketable securities was partially offset by the sale and maturity of marketable securities.

     Cash provided by financing activities was $2.7 million, $7.1 million and $107.6 million in fiscal 1998, 1999 and 2000, respectively. In fiscal 1998 and 1999, such financing activities consisted primarily of the sale of common stock to employees through our employee stock purchase plan and proceeds from the exercise of stock options. In fiscal 1998, financing activities also consisted of the proceeds from stockholders on notes receivable. Financing activities in fiscal 2000 consisted principally of proceeds from the secondary offering of our common stock, the exercise of stock options, sales of common stock to employees through our employee stock purchase plan and the release of our deferred tax assets.

     At May 31, 2000, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $116.7 million. As of May 31, 2000, we had no outstanding debt obligations.

     Capital expenditures, including capital leases, were approximately $707,000, $577,000 and $1.9 million in fiscal 1998, 1999 and 2000, respectively.
In fiscal 1998 and 1999, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software. In fiscal 2000, the increase was due principally to the purchases of property and equipment, primarily for computer hardware and software as a result of our increase in headcount during the fiscal year. Under our operating leases, we have minimum rental payments of approximately $1.7 million for each of our fiscal years through fiscal 2005. See Note 5 of Notes to our Consolidated Financial Statements.

     We believe that our current cash and cash equivalents, proceeds from our public offering, and our funds generated from operations, if any, will provide adequate liquidity to meet our capital and operating requirements through at least fiscal 2002. Thereafter, or if our spending plans change, we may find it necessary to seek to obtain additional sources of financing to support our capital needs, but we cannot assure you that such financing will be available on commercially reasonable terms, or at all.

RECENT PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 is effective for fiscal years beginning after June 15, 2000. We are currently assessing the potential impact of this pronouncement on our financial statements.

     In December 1998, AcSEC released Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition ("SOP 98-9"), with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when
(1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 were effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The adoption of SOP 98-9 did not have a material impact on our financial statements.

     In December 1999, the Securities Exchange Commission ("SEC") issued to Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101(B), which defers the implementation date of SAB 101 to no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999. We have evaluated the provision of SAB 101 and we are in compliance with SAB 101.

     In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000 the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. We do not expect that the adoption of FIN 44 will have a material effect on the financial statements.

IMPACT OF EUROPEAN MONETARY CONVERSION

     We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, as of January 1, 1999, at which date the euro became a functional legal currency of these countries. During the next three years, business in the EMU member states will be conducted in both the existing national currencies, such as the French franc or the Deutsche mark, and the euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. The adoption of Euro by EMU member states has had no material impact on our operations or financial results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of May 31, 2000, approximately 71% of our total portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

     The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of May 31, 2000:

                                 FY2001     FY2002     FY2003    FY2004     TOTAL      FAIR VALUE
                                --------    -------    ------    ------    --------    ----------
                                                         (IN THOUSANDS)
Cash equivalents............    $  7,183         --        --     --       $  7,183     $  7,183
Average interest rate.......         2.7%
Short-term investments......    $109,472         --        --     --       $109,472     $109,472
Average interest rate.......         6.4%
Long-term investments.......          --    $35,616    $2,000     --       $ 37,616     $ 37,616
Average interest rates......                    6.3%      7.4%

     Foreign Currency Risk. We transact business in various foreign currencies, including the British pound, the German mark, the Dutch guilder, the French Franc, the Canadian dollar and the Australian dollar. We have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain sales contracts denominated in foreign currency. Under this program, fluctuations in foreign currencies during the period from the signing of the contract until payment are partially offset by realized gains and losses on the hedging instruments. The goal of this hedging program is to lock in exchange rates on our sales contracts denominated in foreign currencies. The notional amount of hedged contracts and the estimated fair value are not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements and Notes thereto, and related Financial Schedule, appear on pages 37 to 55 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL MATTERS

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to our executive officers required by this item is set forth in Part I -- Item 1 of this report under the caption "Executive Officers of the Registrant" and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2000 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement") under the captions "PROPOSAL 1, ELECTION OF DIRECTORS" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Proxy Statement under the caption "EXECUTIVE COMPENSATION," "Employment Agreements and Termination and Change in Control Agreements" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the Proxy Statement under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Proxy Statement under the captions "CERTAIN TRANSACTIONS."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Form:

                                                               PAGE
                                                              NUMBER
                                                              ------
1. Financial Statements:
  Report of Independent Accountants.........................    36
  Consolidated Balance Sheets -- As of May 31, 2000 and
     1999...................................................    37
  Consolidated Statements of Operations -- For the Years
     Ended May 31, 2000, 1999 and 1998......................    38
  Consolidated Statements of Changes in Stockholders'
     Equity -- For the Years Ended May 31, 2000, 1999 and
     1998...................................................    39
  Consolidated Statements of Cash Flows -- For the Years
     Ended May 31, 2000, 1999 and 1998......................    40
  Notes to Consolidated Financial Statements................    41
2. Financial Statement Schedules -- For Years Ended May 31,
  1998, 1999 and 2000:
  Schedule II -- Valuation and Qualifying Accounts..........    55
  All other schedules are omitted because they are not
     applicable or the required information is shown in the
     consolidated financial statements or notes thereto
3. Exhibits: See Index to Exhibits on page 57. The Exhibits
  listed in the accompanying Index to Exhibits are filed or
  incorporated by reference as part of this report

(b) Reports on Form 8-K:

     None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Verity, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 35 present fairly, in all material respects, the financial position of Verity, Inc. and Subsidiaries at May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000, in conformity with generally accepted accounting principles in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 35 present fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
June 16, 2000

                         VERITY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                    MAY 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $  7,183    $  7,907
  Short-term investments....................................   109,472      28,327
  Trade accounts receivable, net............................    23,418      17,174
  Deferred tax assets.......................................    20,210          --
  Prepaid and other current assets..........................     3,988       1,481
                                                              --------    --------
          Total current assets..............................   164,271      54,889
Equipment and leasehold improvements, net...................     4,773       5,693
Long-term investments.......................................    37,616       4,132
Deferred tax assets.........................................     6,562          --
Other assets................................................       156         312
                                                              --------    --------
          Total assets......................................  $213,378    $ 65,026
                                                              ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  6,488    $  3,786
  Accrued compensation......................................     9,327       6,665
  Other accrued liabilities.................................     1,198       1,989
  Deferred revenue..........................................    12,731       9,167
                                                              --------    --------
     Total current liabilities..............................    29,744      21,607
                                                              --------    --------
     Total liabilities......................................    29,744      21,607
                                                              --------    --------
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $.001 par value:
  Authorized: 2,000,000 shares in 2000 and 1999
  Issued and outstanding: none
Common stock, $.001 par value:
  Authorized: 100,000,000 shares in 2000 and 30,000,000
     shares in 1999
  Issued and outstanding: 31,606,000 shares in 2000 and
     25,612,000 shares in 1999..............................        31          26
Additional paid-in capital..................................   207,040      99,412
Other comprehensive income (loss)...........................      (401)         27
Accumulated deficit.........................................   (23,036)    (56,046)
                                                              --------    --------
     Total stockholders' equity.............................   183,634      43,419
                                                              --------    --------
          Total liabilities and stockholders' equity........  $213,378    $ 65,026
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         VERITY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   YEAR ENDED MAY 31,
                                                              ----------------------------
                                                               2000      1999       1998
                                                              -------   -------   --------
REVENUES:
  Software products.........................................  $69,655   $48,327   $ 28,658
  Service and other.........................................   26,445    16,098     10,200
                                                              -------   -------   --------
     Total revenues.........................................   96,100    64,425     38,858
COSTS OF REVENUES:
  Software products.........................................      880     1,218      2,426
  Service and other.........................................    8,357     4,660      5,178
                                                              -------   -------   --------
     Total costs of revenues................................    9,237     5,878      7,604
                                                              -------   -------   --------
Gross profit................................................   86,863    58,547     31,254
                                                              -------   -------   --------
OPERATING EXPENSES:
  Research and development..................................   16,017    13,711     15,544
  Marketing and sales.......................................   38,742    26,860     22,757
  General and administrative................................    6,847     6,323      7,610
  Restructuring charges.....................................       --        --      3,006
                                                              -------   -------   --------
     Total operating expenses...............................   61,606    46,894     48,917
                                                              -------   -------   --------
Income/(loss) from operations...............................   25,257    11,653    (17,663)
Other income, net...........................................    5,623     1,085      1,553
Interest expense............................................      (20)       (8)      (100)
                                                              -------   -------   --------
Income/(loss) before provision for income taxes.............   30,860    12,730    (16,210)
Income tax provision/(benefit)..............................   (2,150)      600        300
                                                              -------   -------   --------
Net income/(loss)...........................................  $33,010   $12,130   $(16,510)
                                                              =======   =======   ========
Net income/(loss) per share -- basic........................  $  1.10   $  0.50   $  (0.74)
                                                              =======   =======   ========
Net income/(loss) per share -- diluted......................  $  0.95   $  0.44   $  (0.74)
                                                              =======   =======   ========
Number of shares used in per share calculation -- basic.....   30,026    24,198     22,450
                                                              =======   =======   ========
Number of shares used in per share calculation -- diluted...   34,886    27,700     22,450
                                                              =======   =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         VERITY, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MAY 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                            NOTES      UNREALIZED
                                           COMMON STOCK     ADDITIONAL   RECEIVABLE    GAIN (LOSS)                     TOTAL
                                          ---------------    PAID-IN        FROM           ON        ACCUMULATED   STOCKHOLDERS'
                                          SHARES   AMOUNT    CAPITAL     STOCKHOLDER   INVESTMENTS     DEFICIT         EQUITY
                                          ------   ------   ----------   -----------   -----------   -----------   --------------
Balances, May 31, 1997..................  22,036    $22      $ 90,001      $(1,090)       $   6       $(51,666)       $ 37,273
Issuance of common stock:
  Upon exercise of stock options........     468     --           883           --           --             --             883
  Under employee stock purchase plan....     630      2         1,319           --           --             --           1,321
  Net exercise of warrants..............
Payments on notes receivable from
  stockholders..........................      --     --            --        1,090           --             --           1,090
Repurchase of common stock from
  stockholders..........................      (4)    --            (3)          --           --             --              (3)
Unrealized gain on investments..........      --     --            --           --            1             --               1
Net loss................................      --     --            --           --           --        (16,510)        (16,510)
                                          ------    ---      --------      -------        -----       --------        --------
Balances, May 31, 1998..................  23,130     24        92,200           --            7        (68,176)         24,055
Issuance of common stock:
  Upon exercise of stock options........   1,806      2         5,338           --           --             --           5,340
  Under employee stock purchase plan....     676     --         1,820           --           --             --           1,820
Stock compensation......................                           54                                                       54
Unrealized gain on investments..........      --     --            --           --           20             --              20
Net income..............................      --     --            --           --           --         12,130          12,130
                                          ------    ---      --------      -------        -----       --------        --------
Balances, May 31, 1999..................  25,612     26        99,412           --           27        (56,046)         43,419
Issuance of common stock:
  Upon exercise of stock options........   2,293      2        10,577           --           --             --          10,579
  Under employee stock purchase plan....     402     --         3,074           --           --             --           3,074
  Secondary offering....................   3,279      3        69,309           --           --             --          69,312
Disqualified/dispositions tax
  deferred..............................      20     --        24,668           --           --             --          24,668
Unrealized gain on investments..........      --     --            --           --         (428)            --            (428)
Net income..............................      --     --            --           --           --         33,010          33,010
                                          ------    ---      --------      -------        -----       --------        --------
Balances, May 31, 2000..................  31,606    $31      $207,040      $    --        $(401)      $(23,036)       $183,634
                                          ======    ===      ========      =======        =====       ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         VERITY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED MAY 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  33,010   $ 12,130   $(16,510)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................      2,797      2,646      4,539
     Noncash restructuring charges..........................       (229)      (514)       767
     Provision for doubtful accounts........................         42        207        699
     Deferred income taxes..................................    (26,772)        --         --
     Amortization of discount on securities.................       (286)      (963)       (55)
     Changes in operating assets and liabilities:
       Trade accounts receivable............................     (6,483)    (2,594)    (4,320)
       Prepaid and other current assets.....................     (2,565)       345        748
       Accounts payable.....................................      2,757         40       (665)
       Accrued compensation and other accrued liabilities...      2,383      3,243      1,607
       Deferred revenue.....................................      3,556        327      4,146
                                                              ---------   --------   --------
          Net cash provided by (used in) operating
            activities......................................      8,210     14,867     (9,044)
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment and leasehold improvements.......     (1,873)      (577)      (707)
  Capitalization of software development costs..............         --         --       (198)
  Purchases of investments..................................   (465,554)   (99,664)   (17,215)
  Maturity of investments...................................    219,531     52,775     10,856
  Proceeds from sale of investments.........................    131,408     27,852     16,217
                                                              ---------   --------   --------
          Net cash provided by (used in) investing
            activities......................................   (116,488)   (19,614)     8,953
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line of credit...........................         --         --      1,500
  Payments on line of credit................................         --         --     (1,500)
  Proceeds from the sale of common stock net of issuance
     costs..................................................    107,633      7,214      2,201
  Payments from stockholders on notes receivable............         --         --      1,090
  Principal payments on notes payable and capital lease
     obligations............................................         --       (151)      (633)
                                                              ---------   --------   --------
          Net cash provided by financing activities.........    107,633      7,063      2,658
                                                              ---------   --------   --------
Effect of exchange rate changes on cash.....................        (79)        86          4
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........       (724)     2,402      2,571
Cash and cash equivalents, beginning of period..............      7,907      5,505      2,934
                                                              ---------   --------   --------
Cash and cash equivalents, end of period....................  $   7,183   $  7,907   $  5,505
                                                              =========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $      20   $      8   $    100
  Cash paid during the period for income taxes..............  $     237   $     82   $     35

  The accompanying notes are an integral part of these consolidated financial statements.

                         VERITY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. NATURE OF OPERATIONS

     The Company develops, markets and supports knowledge retrieval software products for corporate intranets and extranets and portals, online publishers and e-commerce providers, original equipment manufacturers, or OEMs, and independent software vendors. The comprehensive and integrated product family enables enterprise-wide document indexing, classification, search and retrieval, organization and navigation, personalized dissemination, and hybrid online and CD publishing all from the same underlying Verity information index. The Company markets and sells its software and services to commercial end users across many industries and government entities through multiple distribution channels, including direct sales and telesales organizations, primarily in the United States and Europe and a worldwide network of value added resellers and system integrators.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of consolidation

     The consolidated financial statements include the accounts of Verity, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Stock split

     On October 21, 1999, the Company's board of directors authorized a two-for-one split of its common stock effective December 3, 1999 in the form of a stock dividend for stockholders of record at the close of business on November 17, 1999. All share data information in these consolidated financial statements and in these notes is restated to reflect the stock split.

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

  Equipment and leasehold improvements

     Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets; computers are depreciated over three years, software is depreciated over one year, and furniture and fixtures

                         VERITY, INC. AND SUBSIDIARIES
are depreciated over five years. Leasehold improvements and leased assets are amortized on a straight-line basis over the lesser of their estimated useful life or the lease term, whichever is shorter. Gains and losses upon asset disposal are taken into income in the year of disposition.

     The Company periodically evaluates the carrying value of equipment and leasehold improvements to be held and used when events and circumstances warrant such a review. The carrying value of equipment and leasehold improvements is considered impaired when the anticipated undiscounted cash flows from the asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

  Intangible assets

     Intangible assets consist primarily of goodwill, purchased software and capitalized software development costs. Goodwill and purchased software are amortized on a straight-line basis over their estimated useful lives, generally four years and three years, respectively. Intangible assets are included in other assets.

     On a regular basis, the Company assesses the value of recorded goodwill and other intangible assets for possible impairment based primarily on the ability to recover the balances from expected future cash flows on an undiscounted basis. If the sum of the expected future cash flows on an undiscounted basis is less than the carrying amount of the intangible asset, an impairment loss would be recognized for the amount by which the carrying value of the intangible asset exceeds its estimated fair value. The Company has not recorded any provisions for possible impairment of goodwill or intangible assets.

  Research and development costs

     Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Such costs are amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight line basis over 12 to 18 months. The Company regularly evaluates estimated net realizable value of costs and records write-downs for any product for which the net book value is in excess of discounted cashflows. In fiscal 1999 and 2000, the Company did not capitalize any software development costs since such costs were not significant. During fiscal 1998, the Company capitalized software development costs in the amounts of $198,000, which has been fully amortized as of May 31, 2000. Amortization is included in costs of software products revenue.

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

     In December 1998, AcSEC released Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition ("SOP 98-9"), with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when
(1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting, (2) VSOE of fair value does

                         VERITY, INC. AND SUBSIDIARIES
not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 were effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The adoption of SOP 98-9 did not have a material impact on the Company's financial statements.

     For contracts with multiple elements (e.g., deliverable and undeliverable products, maintenance and other services), the Company allocates revenue to each component of the contract based on objective evidence of its fair value, which is specific to the Company, or for products not being sold separately, the price established by management. The Company recognizes revenue allocated to undelivered products when the criteria for product revenue set forth above are met. The Company recognizes revenue allocated to maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to training and consulting services, the Company recognizes revenue as the related services are performed.

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

     Financial instruments, which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, investments and accounts receivable. The Company maintains the majority of its cash and cash equivalents in demand accounts with two major financial institutions.

     The Company maintains cash balances in excess of its operating requirements in commercial paper securities issued by various corporate institutions, and debt securities backed by the United States government. The Company has not experienced any material losses in any of the instruments it has used for excess cash balances.

     The Company sells products to companies in North America, Europe, Asia and Australia. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains allowances for potential losses and such losses have been within

                         VERITY, INC. AND SUBSIDIARIES
management's expectations. One customer accounted for more than 10% of the accounts receivable balance at May 31, 2000, and no single customer accounted for more than 10% of the accounts receivable balance at May 31, 1999.

  Foreign currency translation

     The Company translates the accounts of its foreign branches and subsidiaries using historical rates for nonmonetary assets and current rates for monetary assets. Remeasurement gains and losses from the translation of these branches and those that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in the statements of operations. The Company's foreign branches and subsidiaries use the U.S. dollar as their functional currency as the U.S. parent exclusively funds the branches and subsidiaries' operations with U.S. dollars. The net gain
(loss) on foreign currency remeasurement and exchange rate changes for fiscal years 2000, 1999 and 1998, which is included in other income (expense) net on the accompanying statements of operations, was ($440,000), $175,000 and $95,000, respectively.

  Fair value of financial instruments

     Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of long-term debt and capital lease obligations approximate fair value. The fair value of the Company's investments is set forth in Note 3.

  Computation of net income (loss) per share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. For fiscal year 1998, the effects of outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive. Accordingly, no adjustments were required to previously reported earnings per share amounts.

  Comprehensive income

     The Company has adopted SFAS 130. Other comprehensive income (loss) for all periods presented consists of unrealized gains and losses on available-for-sale securities.

  Recent accounting pronouncements

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

     In December 1998, AcSEC released Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition ("SOP 98-9"), with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when
(1) there is vendor-specific objective evidence ("VSOE") of the fair values of all the undelivered

                         VERITY, INC. AND SUBSIDIARIES
elements that are not accounted for by means of long-term contract accounting,
(2) VSOE of fair value does not exist for one or more of the delivered elements, and (3) all revenue recognition criteria of SOP 97-2 (other than the requirement for VSOE of the fair value of each delivered element) are satisfied. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 became effective December 15, 1998. These paragraphs of SOP 97-2 and SOP 98-9 were effective for transactions that are entered into in fiscal years beginning after March 15, 1999. Retroactive application is prohibited. The adoption of SOP 98-9 did not have a material impact on the Company's financial statements.

     In December 1999, the Securities Exchange Commission ("SEC") issued to Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101(B), which defers the implementation date of SAB 101 to no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999. The Company has evaluated the provision of SAB 101 and it is in compliance with SAB 101.

     In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Management does not expect that the adoption of FIN 44 will have a material effect on the financial statements.

 3. INVESTMENTS

     As of May 31, 1999, available-for-sale securities consist of the following (in thousands):

                                                       GROSS        GROSS
                                         AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                           COST        GAINS        LOSSES      VALUE
                                         ---------   ----------   ----------   -------
Corporate commercial paper --
  short-term...........................   $28,327       $--          $--       $28,327
Corporate commercial paper --
  long-term............................     4,105        27           --         4,132
                                          -------       ---          ---       -------
          Total investments............   $32,432       $27          $--       $32,459
                                          =======       ===          ===       =======

     As of May 31, 2000, available-for-sale securities consist of the following (in thousands):

                                                      GROSS        GROSS
                                        AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                          COST        GAINS        LOSSES      VALUE
                                        ---------   ----------   ----------   --------
Corporate commercial
  paper -- short-term.................  $109,723       $--          $251      $109,472
Corporate commercial
  paper -- long-term..................    37,766       $--           150        37,616
                                        --------       ---          ----      --------
          Total investments...........  $147,489       $--          $401      $147,088
                                        ========       ===          ====      ========

                         VERITY, INC. AND SUBSIDIARIES

     At May 31, 2000, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year.............................................  $109,739
After one year through five years...........................    37,750
                                                              --------
                                                              $147,489
                                                              ========

 4. BALANCE SHEET DETAIL

  Trade receivables

     As of May 31, 2000 and 1999, the balance of trade receivables is as follows (in thousands):

                                                               MAY 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Trade receivables......................................  $ 24,318    $ 18,074
Allowance for doubtful accounts........................      (900)       (900)
                                                         --------    --------
                                                         $ 23,418    $ 17,174
                                                         ========    ========

  Equipment and leasehold improvements

     As of May 31, 2000 and 1999, equipment and leasehold improvements consist of the following (in thousands):

                                                               MAY 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Computer equipment.....................................  $ 12,201    $ 10,718
Furniture and fixtures.................................     4,243       3,997
Leasehold improvements.................................     3,644       3,496
                                                         --------    --------
                                                           20,088      18,211
Less accumulated depreciation and amortization.........   (15,315)    (12,518)
                                                         --------    --------
                                                         $  4,773    $  5,693
                                                         ========    ========

Depreciation expense for fiscal years 2000, 1999 and 1998 was $2,797,000, $2,444,000 and $3,187,000, respectively.

At May 31, 1999 and May 31, 2000, there were no assets under capital leases.

 5. COMMITMENTS AND CONTINGENCIES

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

                         VERITY, INC. AND SUBSIDIARIES

     At May 31, 2000, future minimum rental payments and receipts under the operating leases are as follows (in thousands):

                                                            RENTAL     SUBLEASE
               FISCAL YEAR ENDING MAY 31,                  PAYMENTS     INCOME
               --------------------------                  --------    --------
2001.....................................................   $1,686      $1,443
2002.....................................................    1,704          --
2003.....................................................    1,706          --
2004.....................................................    1,724          --
2005.....................................................    1,724          --
                                                            ------      ------
                                                            $8,544      $1,443
                                                            ======      ======

     Rent expense, excluding sublease income, for fiscal years 2000, 1999 and 1998 was $1,522,000, $1,346,000, and $1,285,000, respectively.

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

     The Company is also involved in other routine legal and administrative proceedings that arise from the normal conduct of business. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the financial results or condition of the Company.

 6. STOCKHOLDERS' EQUITY

  1995 Stock Option Plan

     In July 1995, the Company adopted the Amended and Restated 1995 Stock Option Plan, which amended and restated the 1988 Stock Option Plan. During fiscal year 1996, the Company increased the number of shares reserved under the 1995 Stock Option Plan from the 2,600,000 shares initially reserved under the 1988 Stock Option Plan to 5,822,000 shares of the Company's common stock. In September 1996, the Company's stockholders approved a further increase to the number of shares reserved under the 1995 Stock Option Plan from 5,822,000 to 6,622,000 shares of the Company's common stock. In September 1998 and September 1999, the Company's stockholders approved a further increase to the number of shares reserved under the 1995 Stock Option Plan to a total of 8,122,000 and 10,122,000 shares, respectively.

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

     Common shares purchased under the Plan are subject to the Company's right of repurchase, which generally lapses as to 12.5% of the shares six months from the individual's date of employment and thereafter ratably over the remainder of a 3 1/2 year period at the holder's original purchase price. Thereafter, the Company has the right of first refusal to purchase such shares. At May 31, 2000 and 1999, the Company had 9,793 and 1,156 shares, respectively, subject to the Company's right to repurchase. At May 31, 2000, 976,000 shares of common stock were available for grant under the 1995 Stock Option Plan.

                         VERITY, INC. AND SUBSIDIARIES

  1996 Nonstatutory Stock Option Plan

     In February 1996, the Company's Board of Directors approved the 1996 Nonstatutory Stock Option Plan. The terms of the 1996 Nonstatutory Stock Option Plan are substantially the same as those of the 1995 Stock Option Plan. In April 1997, the Company increased the number of shares reserved under the Plan from 600,000 to 1,200,000 shares of common stock for issuance to certain employees and consultants of the Company. In March 1998 and May 1999, the Company raised the number of shares to 3,720,000 and 5,720,000 shares of common stock, respectively, for issuance to certain employees and consultants of the Company. In October 1999, the Company increased the number of shares of common stock to a total of 8,420,000 shares. At May 31, 2000, 523,000 shares of common stock were available for grant under the 1996 Nonstatutory Stock Option Plan.

  Outside Directors Plan

     In July 1995, the Company's Board of Directors approved the 1995 Outside Directors Plan and reserved 400,000 shares of common stock for issuance to directors of the Company who are not employees of the Company. The Outside Directors Plan provides for the automatic granting of nonqualified stock options to directors of the Company who are not employees of the Company.

     At the initiation of the Plan, each current outside director was automatically granted an option to purchase 40,000 shares of common stock at the following annual meeting of stockholders. Each new outside director is automatically granted an option to purchase shares of the Company's common stock at the time of annual meeting following their appointment. Thereafter, at each annual meeting of the stockholders, outside directors who have previously received options will receive a new option to purchase 40,000 shares of the Company's common stock. The exercise price of the options in all cases will be equal to the fair market value of the Company's common stock at the date of grant. Options granted under the Director's Plan are immediately exercisable, but vest over four years and generally must be exercised within ten years. In September 1999, the Company's stockholders approved an increase to the number of shares reserved under the Outside Director's Plan to a total of 1,000,000 shares. As of May 31, 2000, 370,000 shares of common stock were available for grant under this plan.

  1997 Stock Option Plan for Verity Canada

     In May 1997, the Company's Board of Directors authorized the adoption of the 1997 Stock Option Plan for Verity Canada. Under this plan, the Company has reserved 300,000 shares of common stock for issuance to certain employees and consultants of Verity Canada. The terms of the 1997 Stock Option Plan for Verity Canada are substantially the same as those of the 1995 Stock Option Plan. In March 1998, the Company increased the number of shares reserved under the Plan from 300,000 to 780,000 shares of common stock for issuance to certain employers and consultants of the Company. In May and October 1999, the Company increased the number of shares reserved under the 1997 Plan to a total of 1,180,000 and 1,480,000 shares, respectively. At May 31, 2000, 201,000 shares of common stock were available for grant under the 1997 Stock Option Plan for Verity Canada.

                         VERITY, INC. AND SUBSIDIARIES

  Activity under stock option plans

     Activity under the above stock option plans is set forth below:

                                                            OPTIONS OUTSTANDING
                                                  ---------------------------------------
                                                                WEIGHTED
                                                                 AVERAGE
                                      SHARES                    PRICE PER
                                    AVAILABLE       SHARES        SHARE         TOTAL
                                    ----------    ----------    ---------    ------------
Balances, May 31, 1997............   1,952,000     4,894,000     $ 4.05      $ 19,797,000
  Shares reserved under plans.....   3,000,000
  Options reinstated..............       4,000        (4,000)
  Options granted.................  (5,330,000)    5,330,000     $ 2.65        14,141,000
  Options canceled................   3,842,000    (3,842,000)    $ 4.12       (15,826,000)
  Options exercised...............          --      (464,000)    $ 1.90          (883,000)
                                    ----------    ----------                 ------------
Balances, May 31, 1998............   3,468,000     5,914,000     $ 2.91        17,229,000
  Shares reserved under plans.....   3,900,000
  Options granted.................  (5,604,000)    5,604,000     $ 9.78        54,802,000
  Options canceled................     618,000      (618,000)    $ 3.60        (2,223,000)
  Options exercised...............          --    (1,806,000)    $ 2.96        (5,339,000)
                                    ----------    ----------                 ------------
Balance, May 31, 1999.............   2,382,000     9,094,000     $ 7.09        64,469,000
  Shares reserved under plans.....   5,600,000
  Options granted.................  (6,567,000)    6,567,000     $31.99       210,075,000
  Options canceled................     648,000      (648,000)    $12.34        (7,999,000)
  Options exercised...............          --    (2,293,000)    $ 4.61       (10,577,000)
                                    ----------    ----------                 ------------
Balances, May 31, 2000............   2,063,000    12,720,000     $20.12      $255,968,000
                                    ==========    ==========                 ============

  Common stock option plans

     The following table summarizes information with respect to stock options outstanding at May 31, 2000:

                          OPTIONS OUTSTANDING             OPTIONS NOT SUBJECT TO
                 -------------------------------------   REPURCHASE UPON EXERCISE
                                 WEIGHTED                ------------------------
                   NUMBER        AVERAGE      WEIGHTED                  WEIGHTED
                 OUTSTANDING    REMAINING     AVERAGE     NUMBER AT     AVERAGE
   RANGE OF      AT MAY 31,    CONTRACTUAL    EXERCISE     MAY 31,      EXERCISE
EXERCISE PRICE      2000       LIFE (YEARS)    PRICE        2000         PRICE
--------------   -----------   ------------   --------   -----------   ----------
$ 1.00 - $ 4.99..  3,791,163       5.81        $ 3.24     2,493,931      $ 3.19
$ 5.00 - $16.49..  2,436,120       6.76        $15.07     1,710,067      $15.60
$16.50 - $29.99..  1,135,430       7.33        $26.29       244,801      $26.20
$30.00 - $53.00..  5,356,994       7.48        $33.06     1,127,911      $31.20
                 ----------        ----        ------     ---------      ------
                 12,719,707        6.83        $19.42     5,576,710      $19.05
                 ==========                               =========

  Employee stock purchase plan

     In July 1995, the Company's Board of Directors approved the 1995 Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance to eligible employees. In September 1996, the Company's stockholders approved an increase to the number of shares reserved under the employee stock purchase plan from 500,000 to 1,000,000 shares of common stock. In September 1997 and September 1999, the Company's stockholders approved a further increase to 2,600,000 and 4,000,000 shares of common stock, respectively. The Employee Stock Purchase Plan permits eligible employees to purchase shares of the

                         VERITY, INC. AND SUBSIDIARIES

Company's common stock at 85% of the lesser of fair market value of the common stock on the first day of the offering period or the last day of the purchase period. At May 31, 1999 and 2000, 1,950,000 and 2,352,000 shares, respectively, of the Company's common stock have been issued under the plan and 650,000 shares and 1,648,000 shares, respectively, remained available for purchase.

  Pro forma stock-based compensation

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Company's stock option plans or Employee Stock Purchase Plan. Had compensation cost for the Company's stock option plans and Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in fiscal years 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share for fiscal years 2000, 1999 and 1998 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                               FISCAL YEARS
                                                      -------------------------------
                                                        2000       1999        1998
                                                      --------    -------    --------
Net income/(loss) applicable to common
  stockholders -- as reported.......................  $ 33,010    $12,130    $(16,510)
                                                      ========    =======    ========
Net income/(loss) applicable to common
  stockholders -- pro forma.........................  $(25,148)   $ 1,929    $(20,185)
                                                      ========    =======    ========
Net income/(loss) per share -- basic -- as
  reported..........................................  $   1.10    $  0.50    $  (0.74)
                                                      ========    =======    ========
Net income/(loss) per share -- diluted -- as
  reported..........................................  $   0.95    $  0.44    $  (0.74)
                                                      ========    =======    ========
Net income/(loss) per share -- basic -- pro forma...  $  (0.84)   $  0.08    $  (0.90)
                                                      ========    =======    ========
Net income/(loss) per share -- diluted -- pro
  forma.............................................  $  (0.84)   $  0.07    $  (0.90)
                                                      ========    =======    ========

     The above pro forma disclosures are not necessarily representative of the effects on reported net income or loss for future years.

     The aggregate fair value and weighted average fair value of each option granted in fiscal years 2000, 1999 and 1998 were $145.9 million, $36.8 million and $7.1 million, and $21.13, $13.14 and $2.74, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for fiscal years 2000, 1999, and 1998:

                                                           2000       1999       1998
                                                          -------    -------    -------
Expected volatility.....................................      100%        90%        60%
Risk-free interest rate.................................      6.8%       5.7%       5.6%
Expected life...........................................  3 years    4 years    4 years
Expected dividend yield.................................      0.0%       0.0%       0.0%

     The Company has also estimated the fair value for the purchase rights under the Employee Stock Purchase Plan using the Black-Scholes Model with the following assumptions for fiscal years 2000, 1999 and 1998:

                                             2000                1999                1998
                                       -----------------   -----------------   ----------------
Expected volatility..................        100%                 90%                60%
Risk-free interest rate..............        6.8%                5.7%                5.6%
Expected life........................  .50 - 1.00 years    .50 - 1.00 years.   .50 - 1.00 years
Expected dividend yield..............        0.0%                0.0%                0.0%

                         VERITY, INC. AND SUBSIDIARIES

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

 7. INCOME TAXES

     Income (loss) before taxes consist of the following (in thousands):

                                                        FISCAL YEARS
                                               ------------------------------
                                                2000       1999        1998
                                               -------    -------    --------
Domestic.....................................  $28,669    $ 9,899    $(16,890)
Foreign......................................    2,191      2,831         680
                                               -------    -------    --------
                                               $30,860    $12,730    $(16,210)
                                               =======    =======    ========

     Details of the income tax provision (benefit) for fiscal years 2000, 1999 and 1998 consist of the following (in thousands):

                                                             MAY 31,
                                                     -----------------------
                                                      2000      1999    1998
                                                     -------    ----    ----
Current:
  Federal..........................................  $    --    $243    $ --
  State............................................       20      55     108
  Foreign..........................................      600     302     192
                                                     -------    ----    ----
                                                         620     600     300
                                                     -------    ----    ----
Deferred:
  Federal..........................................   (2,392)     --      --
  State............................................     (346)     --      --
  Foreign..........................................      (32)     --      --
                                                     -------    ----    ----
                                                      (2,770)     --      --
                                                     -------    ----    ----
                                                     $(2,150)   $600    $300
                                                     =======    ====    ====

     The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                           FISCAL YEARS
                                                      -----------------------
                                                      2000     1999     1998
                                                      -----    -----    -----
Income tax benefit at statutory rates...............   35.0%    34.0%   (34.0)%
State income taxes net of federal benefit...........    3.2      0.4      0.7
Non-deductible expenses.............................    0.6      0.1      1.0
Foreign taxes.......................................    2.5      0.1      1.3
Release of valuation allowance......................  (44.5)      --       --
Research and development credit.....................   (3.7)      --       --
Net operating loss (benefited) not benefited........     --    (29.7)    33.0
                                                      -----    -----    -----
Effective tax rate..................................   (6.9)%    4.9%     2.0%
                                                      =====    =====    =====

                         VERITY, INC. AND SUBSIDIARIES

     The components of the net deferred tax asset are (in thousands):

                                                                MAY 31,
                                                          -------------------
                                                           2000        1999
                                                          -------    --------
Deferred tax assets:
  Accumulated depreciation..............................  $ 2,237    $  1,939
  Accrued compensation..................................    1,115         202
  Other accruals and allowance for doubtful accounts....    1,065         940
  Research and development credits......................    4,262       2,868
  Net operating loss carryforwards......................   18,093      12,938
                                                          -------    --------
                                                           26,772      18,887
Valuation allowance.....................................       --     (18,887)
                                                          -------    --------
     Net deferred.......................................  $26,772    $     --
                                                          =======    ========

     As of May 31, 2000, the Company had approximately $49,838,000 and $15,309,000 of net operating loss carryforwards for federal and California purposes, respectively, to offset future taxable income. The Company also has federal and state research and development tax credit carryforwards of approximately $3,216,000 and $1,047,000, respectively, at May 31, 2000. These carryforwards expire in the years 2000 to 2020 if not utilized. A portion of the Company's net operating loss and tax credit carryforwards are subject to an annual limitation of approximately $4,900,000 as a result of an ownership change, as defined by tax laws.

     At May 31, 1999, the Company had a valuation allowance, totaling $18,887,000 against its deferred tax assets. During fiscal year 2000, the entire valuation allowance was reversed, due to the increased earnings of the Company. Based on management's assessment, it is more likely than not that all the net deferred tax assets will be realized through future taxable earnings.

 8. RELATED PARTY TRANSACTIONS

     On July 31, 1997, Mr. Gary J. Sbona was appointed as the Company's President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation, a management firm of which Mr. Sbona is the Chairman and Chief Executive Officer. Pursuant to the original agreement, Regent Pacific agreed to provide management services to the Company, at a fee of $50,000 per week, including the services of Mr. Sbona as Chief Executive Officer and President and other Regent Pacific personnel as part of the Company's management team. The agreement had a one-year term and could be canceled by the Company after expiration of the initial 26-week period, with a minimum compensation to Regent Pacific of $1.3 million for that initial period.

     The agreement required that the Company indemnify Regent Pacific and Mr. Sbona for certain liabilities arising out of the performance of services under the agreement. On April 13, 1998, the Company and Regent Pacific agreed to amend the agreement to provide that Mr. Sbona and other Regent Pacific personnel would serve as part of the Company's management team. The amendment also served to extend the term of the agreement until August 31, 1999, and to extend the noncancelable period of the agreement until February 28, 1999.

     In connection with Mr. Sbona's service as President and CEO, an employee of the Company, the Compensation Committee of the Company's Board also granted to him an option to purchase 700,000 shares of the Company's common stock, at an exercise price of $2.563 per share. In October 1998, the Company's Board granted Mr. Sbona another option to purchase additional 520,000 shares of the Company's common stock, at an exercise price of $3.813 per share. In May 1999, the Company's Board granted Mr. Sbona another option to purchase additional 420,000 shares of the Company's common stock, at an exercise price of $16.250 per share. In October 1999 and January 2000, the Company's Board granted Mr. Sbona options to purchase

                         VERITY, INC. AND SUBSIDIARIES

606,000 and 394,000 of the Company's common stock, at an exercise price of $30.75 and $31.75 per share, respectively. The shares subject to such options will vest entirely upon certain change of control transactions or upon a termination of Mr. Sbona without cause. The options will also remain exercisable for one year following the termination of Mr. Sbona's services.

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

 9. EMPLOYEE BENEFIT PLAN

     The Verity, Inc. 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code, provides tax deferred salary deductions for eligible employees. Employees are eligible to participate immediately upon date of hire.

     Participants may make voluntary contributions to the plan up to 20% of their compensation. The plan does not provide for Company contributions.

10. COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Basic and diluted net income (loss) per share are calculated as follows for fiscal years 2000, 1999 and 1998 (in thousands, except per share amounts):

                                                        FISCAL YEARS
                                               ------------------------------
                                                2000       1999        1998
                                               -------    -------    --------
Basic:
  Weighted average common shares outstanding
     (basic).................................   30,026     24,198      22,450
  Net income/(loss) applicable to common
     stockholders............................  $33,010    $12,130    $(16,510)
  Net income/(loss) per share................  $  1.10    $  0.50    $  (0.74)
Diluted:
  Weighted average common shares outstanding
     (diluted)...............................   34,886     27,700      22,450
  Net income/(loss) applicable to common
     stockholders............................  $33,010    $12,130    $(16,510)
  Net income/(loss) per share................  $  0.95    $  0.44    $  (0.74)

     The calculation of diluted shares outstanding for fiscal year 1998 excludes 774,000 stock options, as their effect was antidilutive in this period.

                         VERITY, INC. AND SUBSIDIARIES

11. BUSINESS SEGMENT, FOREIGN SALES AND OPERATIONS, AND MAJOR CUSTOMERS

     The Company develops, markets and supports knowledge retrieval software products for corporate intranets and extranets and portals, online publishers and e-commerce providers, original equipment manufacturers, or OEMs, and independent software vendors. The comprehensive and integrated product family enables enterprise-wide document indexing, classification, search and retrieval, organization and navigation, personalized dissemination, and hybrid online and CD publishing all from the same underlying Verity information index.

     The Company has sales and marketing operations located outside the United States in the Netherlands, United Kingdom, France, Germany and Australia, and a development and technical support operation in Canada. Foreign branch and subsidiary revenues consist primarily of maintenance and consulting services and is being allocated based on foreign branch and subsidiary location.

    FINANCIAL DATA BY        UNITED                   OTHER
    GEOGRAPHICAL AREA        STATES     EUROPE       FOREIGN        ELIMINATIONS     TOTAL
    -----------------       --------    ------       -------        ------------    --------
                                                  (IN THOUSANDS)
Revenues:
  1998....................  $ 36,440    $2,418        $  --                --       $ 38,858
  1999....................    60,334     4,091           --                --         64,425
  2000....................    89,666     6,434           --                --         96,100
Income (loss) from
  operations:
  1998....................   (13,752)      613           54            (4,578)       (17,663)
  1999....................    21,018     2,800           73           (12,238)        11,653
  2000....................    36,638     2,673         (156)          (13,898)        25,257
Identifiable assets:
  1998....................    37,275     3,902          272                --         41,449
  1999....................    60,342     4,241          443                --         65,026
  2000....................   206,664     6,214          500                --        213,378

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

     Included in software product revenues are export sales of approximately $18,307,000, $17,464,000 and $10,317,000 in fiscal years 2000, 1999 and 1998, respectively.

     No single customer accounted for 10% or more of the Company's revenue during fiscal years 2000, 1999 and 1998. Revenues from the federal government and its agencies were $7,467,000, $5,216,000 and $3,489,000 for fiscal years 2000, 1999 and 1998, respectively.

                          SCHEDULE II -- VERITY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  AMOUNTS
                                                   BALANCE AT    CHARGED TO                  BALANCE
                                                   BEGINNING     PROFIT AND                  AT END
                   DESCRIPTION                      OF YEAR         LOSS       DEDUCTIONS    OF YEAR
                   -----------                     ----------    ----------    ----------    -------
Allowance for Bad Debts:
  Year ended May 31, 1998
     Allowance for doubtful accounts.............   $   540       $    699       $(533)      $   706
  Year ended May 31, 1999
     Allowance for doubtful accounts.............   $   706       $    639       $(445)      $   900
  Year ended May 31, 2000
     Allowance for doubtful accounts.............   $   900       $    621       $(621)      $   900

Allowance for Deferred Tax Assets:
  Year ended May 31, 1998
     Valuation Allowance.........................   $11,225       $  5,779       $  --       $17,004
  Year ended May 31, 1999
     Valuation Allowance.........................   $17,004       $  1,883       $  --       $18,887
  Year ended May 31, 2000
     Valuation Allowance.........................   $18,887       $(18,887)      $  --       $    --

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              VERITY, INC.

Date: July 28, 2000                         By:           /s/ GARY J. SBONA
                                                         -----------------------
                                                            (Chief Executive
                                                            Officer)

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                  /s/ GARY J. SBONA                       Chief Executive Officer and     July 28, 2000
-----------------------------------------------------        Chairman of the Board
                    Gary J. Sbona                        (Principal Executive Officer
                                                       and Principal Financial Officer)

             /s/ ANTHONY J. BETTENCOURT                     President and Director        July 28, 2000
-----------------------------------------------------
               Anthony J. Bettencourt

                 /s/ TODD K. YAMAMI                      Vice President and Corporate     July 28, 2000
-----------------------------------------------------             Controller
                   Todd K. Yamami                       (Principal Accounting Officer)

                /s/ STEVEN M. KRAUSZ                               Director               July 28, 2000
-----------------------------------------------------
                  Steven M. Krausz

              /s/ STEPHEN A. MACDONALD                             Director               July 28, 2000
-----------------------------------------------------
                Stephen A. MacDonald

              /s/ CHARLES P. WAITE, JR.                            Director               July 28, 2000
-----------------------------------------------------
                Charles P. Waite, Jr.

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER                       DESCRIPTION OF DOCUMENT
    -------                      -----------------------
     2.1       Form of Agreement and Plan of Merger between Verity, Inc., a
               California corporation, and Verity Delaware Corporation, a
               Delaware corporation, filed September 22, 1995.(1)
     2.2       Agreement and Plan of Reorganization dated January 10, 1997 among Verity, Inc., Cognisoft Acquisition Corporation and
               Cognisoft Corporation, and certain shareholders of
               Cognisoft.(2)
     2.3       Form of Stock Purchase Agreement dated as of May 31, 1997
               among Verity, 64K and certain shareholders of 64K.(3)
     2.4       Agreement for Purchase and Sale of Assets dated as of May
               30, 1997 among FTP US, FTP Canada, Verity US and Verity
               Canada.(4)
     3.1       Certificate of Incorporation of the Company. Reference is
               made to Section 2 of Exhibit 2.1.
     3.2       By-Laws.(1)
     3.3       Certificate of Retirement of Series of Preferred Stock.(5)
     3.4       Certificate of Designation, Preferences and Rights of Series
               A Preferred Stock.(5)
     3.5       Certificate of Amendment of Certificate of Incorporation of
               Verity, Inc., dated September 21, 1999 and filed with the
               Secretary of State of the State of Delaware.(16)
     4.1       Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)
     4.2       Form of Rights Agreement between Verity, Inc. and First
               National Bank of Boston dated September 18, 1996.(6)
     4.3       First Amendment to Rights Agreement dated as of July 23,
               1999 among Verity, Inc. and BankBoston, N.A.(18)
    10.1       Form of Indemnification Agreement for directors and
               officers.(1),(7)
    10.2       Amended and Restated 1995 Stock Option Plan and forms of
               agreements thereunder.(7),(8)
    10.3       1995 Employee Stock Purchase Plan, as amended.(7),(19)
    10.4       1995 Outside Directors Stock Option Plan, as amended, and
               forms of agreement thereunder.(7),(20)
    10.18      Lease Agreement between Ross Drive Investors and the Company dated January 22, 1996.(9)
    10.19      Retainer Agreement between Regent Pacific Management
               Corporation and Verity, Inc. dated July 31, 1997.(7),(10)
    10.21      Employment Agreement between Anthony J. Bettencourt and the
               Company dated August 28, 1997.(7),(11)
    10.22      Security and Loan Agreement between Imperial Bank and the
               Company dated November 30, 1997.(12)
    10.23      Amendment to Retainer Agreement between Regent Pacific
               Management Corporation and Verity, Inc. dated April 13,
               1998.(7),(13)
    10.24      Amendment to Security and Loan Agreement between Imperial
               Bank and the Company dated November 15, 1998.(14)
    10.25      Amendment to Employment Agreement between Anthony J.
               Bettencourt and the Company dated October 6, 1998.(7),(14)
    10.26      Amendment to Retainer Agreement between Regent Pacific
               Management Corporation and Verity, Inc. dated March 12,
               1999.(7),(15)
    10.27      Amendment to Retainer Agreement between Regent Pacific
               Management Corporation and Verity, Inc. dated February 9,
               2000.(7),(17)
    10.28      Amendment to Employment Agreement between Anthony J.
               Bettencourt and the Company dated September 23, 1999.(7)
    11.1       Subsidiaries of the Company.
    23.1       Consent of PricewaterhouseCoopers LLP.
    27.1       Financial Data Schedule.

---------------
 (1) Incorporated by reference from the exhibits with corresponding numbers from the Company's Registration Statement (No. 33-96228), declared effective on October 5, 1995.

 (2) Incorporated by reference from Exhibit No. 2.1 from the Company's Form 8-K as filed with the Securities and Exchange Commission on January 28, 1997.

 (3) Relating to the 64K acquisition incorporated by reference from Exhibit No.
     2.1 to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on June 13, 1997.

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

 (8) With respect to the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed October 22, 1999. With respect to the form of agreements under the Amended and Restated 1995 Stock Option Plan, incorporated by reference to such agreements filed as exhibits with corresponding exhibit number from the Company's Form 10-Q for the quarter ended August 31, 1996.

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

(16) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-Q for the quarter ended November 30, 1999.

(17) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-Q for the quarter ended February 29, 2000.

(18) Incorporated by reference from Exhibit No. 99.2 to the Company's Form 8-K as filed with the Securities and Exchange Commission on July 29, 1999.

(19) Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed October 22, 1999.

(20) With respect to the 1995 Outside Directors Stock Option Plan, as amended, incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 filed October 22, 1999. With respect to the form of agreements under the 1995 Outside Directors Stock Option Plan, as amended, incorporated by reference to such agreements filed as exhibits with corresponding exhibit number from the Company's Registration Statement (No. 33-96228), declared effective on October 5, 1995.