Form 10-Q
period 2000-08-31
VERITY INC \DE\
filed 2000-09-27
CIK 949956

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

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2000

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

                               Yes [X]     No [ ]

     The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 33,039,000 as of September 15, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  VERITY, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of May 31, 2000 and
         August 31, 2000.............................................    1
         Condensed Consolidated Statements of Operations for the
         Three Months Ended August 31, 1999 and 2000.................    2
         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended August 31, 1999 and 2000.................    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    7
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   20

                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   21
Item 2.  Changes in Securities and Use of Proceeds...................   21
Item 3.  Defaults upon Senior Securities.............................   21
Item 4.  Submission of Matters to a Vote of Security Holders.........   21
Item 5.  Other Information...........................................   21
Item 6.  Exhibits and Reports on Form 8-K............................   21
Signature............................................................   22

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VERITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              MAY 31,     AUGUST 31,
                                                                2000         2000
                                                              --------    ----------
                                                                   (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  7,183     $  6,093
  Short-term investments....................................   109,472      127,624
  Trade accounts receivable, net............................    23,418       25,802
  Deferred tax assets.......................................    20,210       20,210
  Prepaid and other.........................................     3,988        5,242
                                                              --------     --------
          Total current assets..............................   164,271      184,971
Property and equipment, net.................................     4,773        4,821
Long-term investments.......................................    37,616       42,152
Deferred tax assets.........................................     6,562       11,239
Other assets................................................       156          117
                                                              --------     --------
          Total assets......................................  $213,378     $243,300
                                                              ========     ========
                                    LIABILITIES
Current liabilities:
  Accounts payable..........................................  $  6,488     $  7,057
  Accrued compensation......................................     9,327        9,421
  Other accrued liabilities.................................     1,198        1,168
  Deferred revenue..........................................    12,731       13,240
                                                              --------     --------
          Total current liabilities.........................    29,744       30,886
                                                              --------     --------
  Commitments and contingencies (Note 6)

                                STOCKHOLDERS' EQUITY
Common stock, $0.001 par value:
  Authorized: 100,000,000 shares
  Issued and outstanding: 31,606,000 shares as of May 31,
     2000 and 33,036,000 shares as of August 31, 2000.......        31           33
Additional paid-in capital..................................   207,040      228,276
Other comprehensive loss....................................      (401)        (104)
Accumulated deficit.........................................   (23,036)     (15,791)
                                                              --------     --------
          Total stockholders' equity........................   183,634      212,414
                                                              --------     --------
          Total liabilities and stockholders' equity........  $213,378     $243,300
                                                              ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                  AUGUST 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
                                                                 (UNAUDITED)
Revenues:
  Software products.........................................  $14,474    $22,798
  Service and other.........................................    5,291      8,492
                                                              -------    -------
          Total revenues....................................   19,765     31,290
                                                              -------    -------
Costs of revenues:
  Software products.........................................      144        347
  Service and other.........................................    1,620      2,558
                                                              -------    -------
          Total costs of revenues...........................    1,764      2,905
                                                              -------    -------
Gross profit................................................   18,001     28,385
                                                              -------    -------
Operating expenses:
  Research and development..................................    3,726      4,585
  Marketing and sales.......................................    8,064     12,024
  General and administrative................................    1,580      2,170
                                                              -------    -------
          Total operating expenses..........................   13,370     18,779
                                                              -------    -------
Income from operations......................................    4,631      9,606
Other income, net...........................................      629      2,271
                                                              -------    -------
Net income before provision for income taxes................    5,260     11,877
Provision for income taxes..................................      150      4,632
                                                              -------    -------
Net income..................................................  $ 5,110    $ 7,245
                                                              =======    =======
Net income per share -- basic...............................  $  0.19    $  0.22
                                                              =======    =======
Net income per share -- diluted.............................  $  0.16    $  0.20
                                                              =======    =======
Number of shares -- basic...................................   26,972     32,369
                                                              =======    =======
Number of shares -- diluted.................................   31,612     36,916
                                                              =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                    AUGUST 31,
                                                              ----------------------
                                                                1999         2000
                                                              ---------    ---------
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   5,110    $   7,245
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
  Depreciation and amortization.............................        777          625
  Deferred income taxes.....................................         --        4,321
  Provision for doubtful accounts...........................        (48)           6
  Amortization of discount on securities....................       (287)        (305)
  Other.....................................................       (193)          --
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Trade accounts receivable.................................       (223)      (2,558)
  Prepaid and other current assets..........................       (553)      (1,296)
  Accounts payable..........................................         --          595
  Accrued compensation and other accrued liabilities........       (251)         223
  Deferred revenue..........................................       (978)         513
                                                              ---------    ---------
          Net cash provided by operating activities.........      3,354        9,369
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................       (600)        (610)
  Purchases of marketable securities........................   (150,275)    (119,468)
  Maturity of marketable securities.........................     59,183       39,900
  Proceeds from sale of marketable securities...............     16,214       57,483
                                                              ---------    ---------
          Net cash used in investing activities.............    (75,478)     (22,695)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock, net...............     72,464       12,240
                                                              ---------    ---------
          Net cash provided by financing activities.........     72,464       12,240
                                                              ---------    ---------
Effect of exchange rate changes on cash.....................         28           (4)
                                                              ---------    ---------
          Net increase (decrease) in cash and cash
            equivalents.....................................        368       (1,090)
Cash and cash equivalents, beginning of period..............      7,907        7,183
                                                              ---------    ---------
Cash and cash equivalents, end of period....................  $   8,275    $   6,093
                                                              =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (INFORMATION AS OF AUGUST 31, 2000 AND FOR THE THREE MONTHS ENDED
             AUGUST 31, 1999 AND 2000 AND THEREAFTER IS UNAUDITED)

 1. INTERIM FINANCIAL DATA (UNAUDITED)

     The unaudited financial statements as of August 31, 2000 and for the quarters ended August 31, 1999 and 2000 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company's annual financial statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2000.

     The Company's balance sheet as of May 31, 2000 was derived from the Company's audited financial statements, but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

 2. COMPUTATION OF NET INCOME AND EARNINGS PER SHARE

     Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options.

     Basic and diluted net income per share are calculated as follows for the three months ended August 31, 1999 and 2000 (in thousands, except per share data):

                                                              THREE MONTHS ENDED
                                                                  AUGUST 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Basic:
  Weighted-average shares...................................   26,972     32,369
                                                              =======    =======
  Net income................................................  $ 5,110    $ 7,245
                                                              =======    =======
  Net income per share......................................  $  0.19    $  0.22
                                                              =======    =======
Diluted:
  Weighted-average shares...................................   26,972     32,369
  Common equivalent shares from stock options...............    4,640      4,547
                                                              -------    -------
  Shares used in per share calculation......................   31,612     36,916
                                                              -------    -------
  Net income................................................  $ 5,110    $ 7,245
                                                              =======    =======
  Net income per share......................................  $  0.16    $  0.20
                                                              =======    =======

     On October 21, 1999, the Company's board of directors authorized a two-for-one split of its common stock effective December 3, 1999 in the form of a stock dividend for stockholders of record at the close of business on November 17, 1999. All share data information in the accompanying condensed consolidated financial statements and in these notes is restated to reflect the stock split.

                                  VERITY, INC.

       (INFORMATION AS OF AUGUST 31, 2000 AND FOR THE THREE MONTHS ENDED
             AUGUST 31, 1999 AND 2000 AND THEREAFTER IS UNAUDITED)

 3. COMPREHENSIVE INCOME

     The Company has adopted SFAS 130, "Reporting Comprehensive Income;" however, the effects of the adoption were immaterial to all periods presented.

 4. BUSINESS SEGMENT

     The Company has sales and marketing operations located outside the United States in the Netherlands, United Kingdom, France, Germany, Australia, Sweden, South Africa, Mexico and a development and technical support operation in Canada. Foreign branch and subsidiary revenues consist primarily of maintenance and consulting services.

                                                              THREE MONTHS ENDED
                                                                  AUGUST 31,
                                                              ------------------
                                                               1999       2000
                                                              -------    -------
Revenues:
  USA.......................................................  $18,535    $29,459
  Europe....................................................    1,230      1,831
  ROW.......................................................       --         --
  Consolidated..............................................   19,765     31,290
Long-lived assets:
  USA.......................................................    5,013      3,930
  Europe....................................................      409        546
  ROW.......................................................      405        462
  Consolidated..............................................    5,827      4,938

     Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Long-lived assets of geographic areas are those assets used in the Company's operations in each area.

     No single customer accounted for more than 10% of the Company's revenues for the three months ended August 31, 2000. For the three months ended August 31, 1999, revenues derived from sales to one customer accounted for approximately 12% of the Company's total revenues. Revenues derived from sales to the federal government and its agencies were 13.8% and 6.5% of the Company's total revenues for the three months ended August 31, 1999 and 2000, respectively.

 5. RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued

                                  VERITY, INC.

       (INFORMATION AS OF AUGUST 31, 2000 AND FOR THE THREE MONTHS ENDED
             AUGUST 31, 1999 AND 2000 AND THEREAFTER IS UNAUDITED)

SAB 101(B), which defers the implementation date of SAB 101 to no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999. The Company has evaluated the provision of SAB 101 and it is in compliance with SAB 101.

     In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

 6. COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes, which appear in our Annual Report on Form 10-K for the fiscal year ended May 31, 2000. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading "-- Risk Factors" below.

OVERVIEW

     We derive substantially all of our revenues from the license of custom search and retrieval applications and consulting and other services related to such applications. In 1995, we began refining and enhancing our core technology to add functionality and facilitate incorporation of our technology in a variety of markets. Recently, we have begun offering solutions and technology that address the business portal market. The business portal market includes corporate portals used for sharing information within an enterprise, e-commerce portals for online selling and market exchange portals for B2B activities. Business portals provide personalized information to employees, partners, customers and suppliers. We expect that for the foreseeable future we will derive the largest portions of our revenues from licensing our technology for enterprise applications and business portal solutions.

     During the quarterly periods ended August 31, 1997 to August 31, 1999 and February 29, 2000 to August 31, 2000, we experienced increased revenues on a quarterly basis. In addition, during the ten consecutive quarterly periods ended August 31, 2000, we experienced nine quarters of record revenues. Due to a delay in closing three large transactions, revenues for the quarter ended November 31, 1999 were lower than expected. In fiscal year 2000, we achieved net income of $33.0 million. While our goal is to increase revenue and generate net income in future periods, we cannot assure you that our strategy will be successful, that we will experience the rate of revenue growth we experienced from August 31, 1997 to August 31, 2000 in future periods, or that we will continue to maintain positive cash flow or profitability.

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

     We record revenue from licensing of software products when evidence of an arrangement exists, the fee is fixed and determinable, collection is probable and delivery of the product has occurred. For agreements, which include multiple elements, such as license, maintenance, training and consulting services, we allocate revenue to all undelivered elements, usually maintenance and other services, based on objective evidence of its fair value, which is specific to us. Any remaining amount is allocated to the delivered elements and recognized as revenue when the conditions set forth above are met. We recognize revenue allocated to maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to training and consulting services, we recognize revenue as the related services are performed.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain items in our Condensed Consolidated Statements of Operations for the periods indicated:

                                                               THREE MONTHS
                                                                  ENDED
                                                                AUGUST 31,
                                                              --------------
                                                              1999     2000
                                                              -----    -----
                                                               (UNAUDITED)
Revenues:
  Software products.........................................   73.2%    72.9%
  Service and other.........................................   26.8     27.1
                                                              -----    -----
          Total revenues....................................  100.0    100.0
                                                              -----    -----
Costs of revenues:
  Software products.........................................    0.7      1.1
  Service and other.........................................    8.2      8.2
                                                              -----    -----
          Total costs of revenues...........................    8.9      9.3
                                                              -----    -----
Gross profit................................................   91.1     90.7
                                                              -----    -----
Operating expenses:
  Research and development..................................   18.9     14.7
  Marketing and sales.......................................   40.8     38.4
  General and administrative................................    8.0      6.9
                                                              -----    -----
          Total operating expenses..........................   67.7     60.0
                                                              -----    -----
Income from operations......................................   23.4     30.7
Interest and other expenses.................................    3.2      7.3
                                                              -----    -----
Income before provision for income taxes....................   26.6     38.0
Provision for income taxes..................................    0.7     14.8
                                                              -----    -----
Net income..................................................   25.9%    23.2%
                                                              =====    =====

  Revenues

     Our total revenues increased 58.3% from $19.8 million for the three months ended August 31, 1999, to $31.3 million for the three months ended August 31, 2000. The increase for the three-month period ended August 31, 2000 was due principally to increased revenues from our enterprise application and business portal solutions business as well as an increase in maintenance and consulting services.

     Software product revenues. Software product revenues increased 57.5% from $14.5 million for the three months ended August 31, 1999 to $22.8 million for the three months ended August 31, 2000. The increase for the three months ended August 31, 2000 in comparison to the same period in fiscal 2000 was due principally to increased revenues from our enterprise application and business portal solutions business.

     Service and other revenues. Our service and other revenues consist primarily of fees for software, maintenance, consulting and training. Service and other revenues increased 60.5% from $5.3 million for the three months ended August 31, 1999 to $8.5 million for the three months ended August 31, 2000. The increase in service and other revenues for the comparable periods was primarily due to a growth in customer base.

     Service and other revenues from foreign operations accounted for 6.2% and 6.0% of total revenues for three months ended August 31, 1999 and 2000, respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. For the three months ended August 31, 1999 and 2000, export sales accounted for 14.5% and 21.1% of total revenues, respectively. We expect that revenues derived from foreign operations and export sales will continue to vary in future periods as a percentage of total revenues.

     No single customer accounted for more than 10% of our revenues for the three months ended August 31, 2000. For the three months ended August 31, 1999, revenues derived from sales to one customer accounted for approximately 12% of our total revenues. Revenues derived from sales to the federal government and its agencies were 13.8% and 6.5% of our total revenues for the three months ended August 31, 1999 and 2000, respectively. We expect that revenues from such government sales will continue to vary in future periods as a percentage of revenues.

  Costs of Revenues

     Costs of software products. The cost of our software products consists primarily of product media, duplication, manuals, packaging materials, shipping expenses and royalties, and in certain instances, licensing of third-party software incorporated in our products. Costs of software products increased 141.0% from $144,000 for the three months ended August 31, 1999 to $347,000 for the same comparable period in fiscal 2001, representing 1.0% and 1.5%, respectively, of the software product revenues. The increase in absolute dollars and as a percentage of software product revenues was primarily attributable to costs associated with the introduction of our Portal One suite of products. We are currently re-negotiating third party software contracts. We cannot assure you that such re-negotiations will be executed in a timely and successful manner, which can have a material adverse effect on our business, results of operations and financial condition.

     Costs of service and other. Our costs of service and other revenues consist of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. Costs of service and other revenues increased 57.9% from $1.6 million for the three months ended August 31, 1999 to $2.6 million for the same comparable period in fiscal 2001, representing 30.6% and 30.1%, respectively, of service and other revenues during these periods. The increase in absolute dollars during the three-month period ended August 31, 2000, was due to an increase in the staffing of our professional services organization to support an increase in customer base.

  Operating Expenses

     Research and development. Research and development expenses increased 23.1% from $3.7 million for the three months ended August 31, 1999 to $4.6 million for the three months ended August 31, 2000, representing 18.9% and 14.7%, respectively, of total revenues for these periods. The increase in absolute dollars for the three-month period ended August 31, 2000 was primarily due to an increase in research and development personnel and outside consulting services to focus on enhancement of existing products and development of new products addressing the business portal market. The decrease in costs as a percentage of total revenues for the three months ended August 31, 2000 was primarily related to the increased revenues during this period. We believe that research and development expenses may increase in the future primarily due to the introduction of new products and other anticipated product development efforts. Our future research and development expenses may continue to vary as a percentage of total revenues.

     Marketing and sales. Marketing and sales expenses increased 49.1% from $8.1 million for the three months ended August 31, 1999 to $12.0 million for the three months ended August 31, 2000, representing 40.8% and 38.4%, respectively, of total revenues during these periods. The increase in absolute costs for the three-month period ended August 31, 2000 was primarily related to the continuous expansion of our marketing and sales organizations, the continued development of our sales distribution channels in the United States and Europe and outbound marketing activities associated with the re-branding of our company. The decrease in costs as a percentage of total revenues for the three months ended August 31, 2000 was primarily related to the increased revenues during the period. We anticipate that we will continue to make significant investments in marketing and sales.

     General and administrative. General and administrative expenses increased 37.3% from $1.6 million in the three months ended August 31, 1999 to $2.2 million for the three months ended August 31, 2000, representing 8.0% and 6.9%, respectively, of total revenues. The increase in absolute costs for the three months ended August 31, 2000 was primarily related to increases in professional service fees required to support our continued growth. The decrease in costs as a percentage of total revenues was primarily related to the increased revenues for the three months ended August 31, 2000.

  Income Taxes

     Prior to the quarter ended May 31, 2000, we established a valuation allowance as an offset to our deferred tax assets due to the uncertainty surrounding the realization of such assets. On a regular basis, we review the recoverability of the deferred tax assets. At May 31, 1999, we had a valuation allowance totaling $18.9 million as an offset to our deferred tax assets. At May 31, 2000, we assessed the realizability of the deferred tax assets and the entire valuation allowance was reclassified based on management's assessment. It is more likely than not that all the net deferred tax assets will be realized through future taxable earnings.

LIQUIDITY AND CAPITAL RESOURCES

     As of August 31, 2000, we had $175.9 million in cash and cash equivalents and available-for-sale securities compared to $154.3 million at May 31, 2000.

     Our operating activities provided cash of $3.4 million and $9.4 million for the three months ended August 31, 1999 and 2000, respectively. Cash provided by operating activities in the three months ended August 31, 1999 was primarily due to our net income and depreciation and amortization expense offset in part by deferred revenue. Cash provided in connection with operating activities for the three months ended August 31, 2000 was primarily due to our net income and increase in liabilities offset in part by an increase in accounts receivable and other current assets.

     Our investing activities used cash of $75.5 million and $22.7 million for the three months ended August 31, 1999 and August 31, 2000, respectively. For the three months ended August 31, 1999 and 2000, cash used by investing activities consisted primarily of purchases of marketable securities partially offset by proceeds from the sale and maturity of marketable securities.

     Cash provided by financing activities was $72.5 million and $12.2 million for the three months ended August 31, 1999 and 2000, respectively. In the three months ended August 31, 1999, financing activities consisted primarily of proceeds from the public offering of our common stock, and the sales of common stock as a result of stock options exercised. In the three months ended August 31, 2000, financing activities consisted primarily of proceeds from the sale of common stock as a result of stock options exercised.

     At August 31, 2000, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $133.7 million. As of August 31, 2000, we had no outstanding debt obligations.

     Capital expenditures were approximately $600,000 and $610,000 for the three months ended August 31, 1999 and 2000, respectively. For the three months ended August 31, 1999 and 2000, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software.

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

     In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101(B), which defers the implementation date of SAB 101 to no later than the fourth fiscal quarter of fiscal years commencing after December 15, 1999. We have evaluated the provision of SAB 101 and we are in compliance with SAB 101.

     In March 2000, the FASB issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000 the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

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

                         RISKS RELATED TO OUR BUSINESS

OUR GROWTH RATE MAY SLOW AND WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY

     Despite our recent financial performance, we have in the past incurred significant losses and substantial negative cash flow. In the future, our revenues may grow at a rate slower than was experienced in previous periods and, on a quarter-to-quarter basis, our growth in net sales may be significantly lower than our historical quarterly growth rate, particularly over the last ten quarters. To achieve revenue growth, we must:

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

WE HAVE BEEN SUED, AND ARE AT RISK OF FUTURE SECURITIES CLASS ACTION LITIGATION, DUE TO OUR PAST AND EXPECTED STOCK PRICE VOLATILITY

     In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in December 1999 our stock price dramatically declined, and a number of lawsuits were filed against us. See "Part II -- Item 1. Legal Proceedings" for a description of these lawsuits. Because we expect our stock price to continue to fluctuate significantly, we may be the target of similar litigation in the future. This and other securities litigation could result in substantial costs and divert management's attention and resources, and could seriously harm our business.

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

WE RELY ON REGENT PACIFIC MANAGEMENT CORPORATION FOR THE MANAGEMENT OF VERITY, AND THE LOSS OF THESE SERVICES COULD ADVERSELY AFFECT OUR BUSINESS

     Regent Pacific Management Corporation, a management firm of which Gary J. Sbona is chairman and chief executive officer, provides management services for our company. The management services provided under our agreement with Regent Pacific include the services of Mr. Sbona as chairman of the board and chief executive officer of Verity, and other Regent Pacific personnel as part of Verity's management team. On February 10, 2000, we extended our agreement with Regent Pacific Management Corporation through August 31, 2001. This is the third amendment to the retainer agreement between Regent Pacific Management Corporation and Verity, Inc. since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continues to provide the services of Gary J. Sbona as Chairman and Chief Executive Officer of Verity, and continues to provide additional Regent Pacific management services to our company. The agreement provides us with an option to further extend the term of this agreement through February 2002. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during the transition phase to new management. Similarly, if any adverse change in Verity's relationship with Regent Pacific occurs, it could hinder management's ability to direct our business and materially and adversely affect our results of operations and financial condition.

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

     Service and other revenues derived from foreign operations accounted for 6.4%, 6.7% and 6.0% of total revenues, respectively, in fiscal 1999, 2000 and three months ended August 31, 2000. Our export sales consist primarily of products licensed for delivery outside of the United States. In fiscal years 1999, 2000 and three months ended August 31, 2000, export sales accounted for 27.1%, 19.0% and 21.1% of total revenues. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below.

A SIGNIFICANT PORTION OF OUR REVENUES IS DERIVED FROM SALES TO THE FEDERAL GOVERNMENT, WHICH ARE SUBJECT TO BUDGET CUTS AND, CONSEQUENTLY, THE POTENTIAL LOSS OF REVENUES UPON WHICH WE HAVE HISTORICALLY RELIED

     Revenues derived from sales to the federal government and its agencies were 8.1%, 7.8% and 6.5% of total revenues in fiscal years 1999, 2000 and three months ended August 31, 2000, respectively. Future reductions in United States spending on information technologies could have a material adverse effect on our operating results. Sales to government agencies declined as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

     In addition, stock prices for many technology companies fluctuate widely for reasons, which may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions, such as recessions or military conflicts, may materially and adversely affect the market price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of August 31, 2000, approximately 76% of our portfolio matures in one year or less, with the remainder maturing in less than two years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

     The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of August 31, 2000:

                                  FY2001     FY2002     FY2003     TOTAL      FAIR VALUE
                                 --------    -------    ------    --------    ----------
                                                     (IN THOUSANDS)
Cash equivalents...............  $  6,093         --        --    $  6,093     $  6,093
Average interest rate..........       4.2%
Short-term investments.........  $112,116    $15,508        --    $127,624     $127,624
Average interest rate..........       6.6%       6.5%
Long-term investments..........        --    $38,098    $4,054    $ 42,152     $ 42,152
Average interest rates.........        --        6.7%      6.9%

     Foreign Currency Risk. We transact business in various foreign currencies, including the British pound, the French franc, the German mark, the Dutch guilder, the Canadian dollar, the Australian dollar, the Swedish krona, the South African rand and the Mexican peso. We have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain sales contracts denominated in foreign currency. Under this program, fluctuations in foreign currencies during the period from the signing of the contract until payment are partially offset by realized gains and losses on the hedging instruments. The goal of this hedging program is to lock in exchange rates on our sales contracts denominated in foreign currencies. The notional amount of hedged contracts and the estimated fair value are not material.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In December 1999, a number of complaints were filed in the United States District Court for Northern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of Verity's common stock during the period between December 1 and December 14, 1999. The actions were consolidated into one action and a consolidated amended complaint was filed. The complaint names as defendants Verity and certain of its directors and officers, asserting that they violated federal securities laws by misrepresenting Verity's business and earnings growth ability to continue to achieve profitable growth, and failing to disclose certain information about Verity's business. In August 2000, the complaint was dismissed without prejudice with leave to amend, and the plaintiffs have until September 27, 2000 to re-file an amended complaint. While management intends to defend the actions against Verity vigorously, there can be no assurance that an adverse result or settlement with regards to this lawsuit would not have a material adverse effect on Verity's financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

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

                                          VERITY, INC.

                                          By:      /s/ TODD K. YAMAMI
                                            ------------------------------------
                                                       Todd K. Yamami
                                                 Vice President & Corporate
                                                          Controller
                                               (Principal Accounting Officer)

Dated: September 27, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 2.1      Form of Agreement and Plan of Merger between Verity, Inc., a
          California corporation, and Verity Delaware Corporation, a
          Delaware corporation, filed September 22, 1995.(1)
 3.1      Certificate of Incorporation of the Company. Reference is
          made to Section 2 of Exhibit 2.1.
 3.2      By-Laws.(1)
 3.3      Certificate of Retirement of Series of Preferred Stock.(2)
 3.4      Certificate of Designation, Preferences and Rights of Series
          A Preferred Stock.(2)
 3.5      Certificate of Amendment of Certificate of Incorporation of
          Verity, Inc., dated September 21, 1999 and filed with the
          Secretary of State of the State of Delaware.(3)
 4.1      Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)
 4.2      Form of Rights Agreement between Verity, Inc. and First
          National Bank of Boston dated September 18, 1996.(4)
 4.3      First Amendment to Rights Agreement dated as of July 23,
          1999 among Verity, Inc. and BankBoston, N.A.(5)
10.27     1996 Non-Statutory Stock Incentive Plan, as amended.
27.1      Financial Data Schedule

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