Form 10-Q
period 2000-11-30
VERITY INC \DE\
filed 2001-01-10
CIK 949956

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

                    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

        OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

                                Yes [X]  No [ ]

     The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 33,777,000 as of December 15, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  VERITY, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets as of May 31, 2000 and
           November 30, 2000...........................................    1
           Condensed Consolidated Statements of Operations for the
           Three Months Ended November 30, 1999 and 2000, and the Six
           Months Ended November 30, 1999 and 2000.....................    2
           Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended November 30, 1999 and 2000.....................    3
           Notes to Condensed Consolidated Financial Statements........    4
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    7
Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk........................................................   21
                         PART II. OTHER INFORMATION
Item 1.    Legal Proceedings...........................................   23
Item 2.    Changes in Securities and Use of Proceeds...................   23
Item 3.    Defaults upon Senior Securities.............................   23
Item 4.    Submission of Matters to a Vote of Security Holders.........   23
Item 5.    Other Information...........................................   24
Item 6.    Exhibits and Reports on Form 8-K............................   24
Signature  ............................................................   25

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VERITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              MAY 31,     NOVEMBER 30,
                                                                2000          2000
                                                              --------    ------------
                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  7,183      $ 11,925
  Short-term investments....................................   109,472       145,619
  Trade accounts receivable, net............................    23,418        31,621
  Deferred tax assets.......................................    20,210        20,210
  Prepaid and other.........................................     3,988         6,071
                                                              --------      --------
          Total current assets..............................   164,271       215,446
Property and equipment, net.................................     4,773         5,465
Long-term investments.......................................    37,616        36,645
Deferred tax assets.........................................     6,562         8,422
Other assets................................................       156            78
                                                              --------      --------
          Total assets......................................  $213,378      $266,056
                                                              ========      ========

                                     LIABILITIES
Current liabilities:
  Accounts payable..........................................  $  6,488      $  7,911
  Accrued compensation......................................     9,327        10,919
  Other accrued liabilities.................................     1,198         2,926
  Deferred revenue..........................................    12,731        14,128
                                                              --------      --------
          Total current liabilities.........................    29,744        35,884
                                                              --------      --------
Commitments and contingencies (Note 6)

                                 STOCKHOLDERS' EQUITY

Common stock, $0.001 par value:
  Authorized: 200,000,000 shares Issued and outstanding:
     31,606,000 shares as of May 31, 2000 and 33,757,000
     shares as of November 30, 2000.........................        31            34
Additional paid-in capital..................................   207,040       237,713
Other comprehensive income (loss)...........................      (401)           66
Accumulated deficit.........................................   (23,036)       (7,641)
                                                              --------      --------
          Total stockholders' equity........................   183,634       230,172
                                                              --------      --------
          Total liabilities and stockholders' equity........  $213,378      $266,056
                                                              ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         NOVEMBER 30,          NOVEMBER 30,
                                                      ------------------    ------------------
                                                       1999       2000       1999       2000
                                                      -------    -------    -------    -------
                                                         (UNAUDITED)           (UNAUDITED)
Revenues:
  Software products.................................  $10,093    $25,558    $24,567    $48,356
  Service and other.................................    6,624      8,962     11,915     17,454
                                                      -------    -------    -------    -------
          Total revenues............................   16,717     34,520     36,482     65,810
                                                      -------    -------    -------    -------
Costs of revenues:
  Software products.................................      173        385        317        732
  Service and other.................................    2,290      2,978      3,910      5,536
                                                      -------    -------    -------    -------
          Total costs of revenues...................    2,463      3,363      4,227      6,268
                                                      -------    -------    -------    -------
Gross profit........................................   14,254     31,157     32,255     59,542
                                                      -------    -------    -------    -------
Operating expenses:
  Research and development..........................    3,736      4,827      7,462      9,412
  Marketing and sales...............................    8,718     13,800     16,782     25,824
  General and administrative........................    1,600      2,530      3,180      4,700
                                                      -------    -------    -------    -------
          Total operating expenses..................   14,054     21,157     27,424     39,936
                                                      -------    -------    -------    -------
Income from operations..............................      200     10,000      4,831     19,606
Other income, net...................................    1,490      2,834      2,119      5,105
                                                      -------    -------    -------    -------
Net income before provision for income taxes........    1,690     12,834      6,950     24,711
Provision for income taxes..........................      150      4,684        300      9,316
                                                      -------    -------    -------    -------
Net income..........................................  $ 1,540    $ 8,150    $ 6,650    $15,395
                                                      =======    =======    =======    =======
Net income per share -- basic.......................  $  0.05    $  0.24    $  0.23    $  0.47
                                                      =======    =======    =======    =======
Net income per share -- diluted.....................  $  0.04    $  0.23    $  0.20    $  0.42
                                                      =======    =======    =======    =======
Number of shares -- basic...........................   30,514     33,449     28,743     32,909
                                                      =======    =======    =======    =======
Number of shares -- diluted.........................   35,357     35,846     33,484     36,381
                                                      =======    =======    =======    =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                                   NOVEMBER 30,
                                                              ----------------------
                                                                1999         2000
                                                              ---------    ---------
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   6,650    $  15,395
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
  Depreciation and amortization.............................      1,488        1,183
  Deferred income taxes.....................................         --        8,446
  Provision for doubtful accounts...........................        (46)          48
  Amortization of discount on securities....................       (787)        (765)
  Other.....................................................       (110)          --
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Trade accounts receivable.................................      3,193       (8,469)
  Prepaid and other current assets..........................     (1,145)      (2,179)
  Accounts payable..........................................        335        1,465
  Accrued compensation and other accrued liabilities........       (205)       3,763
  Deferred revenue..........................................       (680)       1,424
                                                              ---------    ---------
          Net cash provided by operating activities.........      8,693       20,311
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................     (1,112)      (1,769)
  Purchases of marketable securities........................   (247,032)    (189,954)
  Maturity of marketable securities.........................    124,180       73,662
  Proceeds from sale of marketable securities...............     37,292       82,349
                                                              ---------    ---------
          Net cash used in investing activities.............    (86,672)     (35,712)
                                                              ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock, net...............     77,250       20,369
                                                              ---------    ---------
          Net cash provided by financing activities.........     77,250       20,369
                                                              ---------    ---------
Effect of exchange rate changes on cash.....................         77         (226)
                                                              ---------    ---------
          Net increase (decrease) in cash and cash
            equivalents.....................................       (652)       4,742
Cash and cash equivalents, beginning of period..............      7,907        7,183
                                                              ---------    ---------
Cash and cash equivalents, end of period....................  $   7,255    $  11,925
                                                              =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION AS OF NOVEMBER 30, 2000 AND FOR THE THREE AND SIX MONTHS ENDED
            NOVEMBER 30, 1999 AND 2000 AND THEREAFTER IS UNAUDITED)

 1. INTERIM FINANCIAL DATA (UNAUDITED)

     The unaudited financial statements as of November 30, 2000 and for the three and six months ended November 30, 1999 and 2000 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company's annual financial statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2000.

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

     Basic and diluted net income per share are calculated as follows for the three and six months ended November 30, 1999 and 2000 (in thousands, except per share data):

                                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                     NOVEMBER 30,        NOVEMBER 30,
                                                  ------------------   -----------------
                                                   1999       2000      1999      2000
                                                  -------    -------   -------   -------
Basic:
  Weighted-average shares.......................   30,514     33,449    28,743    32,909
                                                  =======    =======   =======   =======
  Net income....................................  $ 1,540    $ 8,150   $ 6,650   $15,395
                                                  =======    =======   =======   =======
  Net income per share..........................  $  0.05    $  0.24   $  0.23   $  0.47
                                                  =======    =======   =======   =======
Diluted:
  Weighted-average shares.......................   30,514     33,449    28,743    32,909
  Common equivalent shares from stock options...    4,843      2,397     4,741     3,472
                                                  -------    -------   -------   -------
  Shares used in per share calculation..........   35,357     35,846    33,484    36,381
                                                  -------    -------   -------   -------
  Net income....................................  $ 1,540    $ 8,150   $ 6,650   $15,395
                                                  =======    =======   =======   =======
  Net income per share..........................  $  0.04    $  0.23   $  0.20   $  0.42
                                                  =======    =======   =======   =======

 3. COMPREHENSIVE INCOME

     The Company has adopted SFAS 130, "Reporting Comprehensive Income;" however, the effects of the adoption were immaterial to all periods presented.

                                  VERITY, INC.

  (INFORMATION AS OF NOVEMBER 30, 2000 AND FOR THE THREE AND SIX MONTHS ENDED
            NOVEMBER 30, 1999 AND 2000 AND THEREAFTER IS UNAUDITED)

 4. BUSINESS SEGMENT

     The Company has sales and marketing operations located outside the United States in the Netherlands, United Kingdom, France, Germany, Sweden, Australia, South Africa, Mexico, and a development and technical support operation in Canada. Foreign subsidiary revenues consist primarily of maintenance and consulting services.

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                 NOVEMBER 30,          NOVEMBER 30,
                                              ------------------    ------------------
                                               1999       2000       1999       2000
                                              -------    -------    -------    -------
Revenues:
  USA.......................................  $14,902    $32,562    $33,438    $62,021
  Europe....................................    1,815      1,958      3,044      3,789
  Consolidated..............................   16,717     34,520     36,482     65,810
Long-lived assets:
  USA.......................................    4,718      4,198      4,718      4,198
  Europe....................................      400        818        400        818
  ROW.......................................      432        527        432        527
  Consolidated..............................    5,550      5,543      5,550      5,543

     Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Long-lived assets of geographic areas are those assets used in the Company's operations in each area.

     No single customer accounted for more than 10% of the Company's total revenues for the three and six months ended November 30, 1999 and the six months ended November 30, 2000. For the three months ended November 30, 2000, revenues derived from sales to one customer accounted for approximately 15% of the Company's total revenue. Revenues derived from sales to the United States government and its agencies were 10.0% and 6.3% of the Company's total revenues for the three months ended November 30, 1999 and 2000, respectively, and 12.1% and 6.4% of total revenues for the six months ended November 30, 1999 and 2000, respectively.

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

                                  VERITY, INC.

  (INFORMATION AS OF NOVEMBER 30, 2000 AND FOR THE THREE AND SIX MONTHS ENDED
            NOVEMBER 30, 1999 AND 2000 AND THEREAFTER IS UNAUDITED)

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

 6. COMMITMENTS AND CONTINGENCIES

     In December 1999, a number of complaints were filed in the United States District Court for the Northern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock during the period between December 1 and December 14, 1999. The complaints name as defendants the Company and certain of its directors and officers, asserting that they violated federal securities laws by misrepresenting Verity's business, earnings growth, ability to continue to achieve profitable growth, and failing to disclose certain information about the Company's business. While management intends to defend the actions against the Company vigorously, there can be no assurance that an adverse result or settlement with regards to these lawsuits would not have a material adverse effect on the Company's financial condition or results of operations.

 7. EFFECTIVE TAX RATE

     During the quarter ended November 30, 2000, the Company assessed the qualification of its research and development expenses for state and federal research and development tax credits. Management expected the tax savings for fiscal 2001 due to research and development tax credits would result in a significantly lower effective tax rate, and accordingly, applied an effective tax rate of 36.5% to the result of the quarter ended November 30, 2000. The Company is currently assessing the impact of its research and development expenses on the effective tax rate in future periods.

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

OVERVIEW

     We derive substantially all of our revenues from the license of custom search and retrieval applications and consulting and other services related to such applications. In 1995, we began refining and enhancing our core technology to add functionality and facilitate incorporation of our technology in a variety of markets. Recently, we have begun offering solutions and technology that address the business portal market. The business portal market includes corporate portals used for sharing information within an enterprise, e-commerce portals for online selling and market exchange portals for business-to-business activities. Business portals provide personalized information to employees, partners, customers and suppliers. We expect that for the foreseeable future we will derive the largest portions of our revenues from licensing our technology for enterprise applications and business portal solutions.

     During the quarterly periods ended August 31, 1997 to August 31, 1999 and February 29, 2000 to November 30, 2000, we experienced increased revenues on a quarterly basis. In addition, during the eleven consecutive quarterly periods ended November 30, 2000, we experienced ten quarters of record revenues. Due to a delay in closing three large transactions, revenues for the quarter ended November 30, 1999 were lower than expected. In fiscal year 2000, we achieved net income of $33.0 million. While our goal is to increase revenue and generate net income in future periods, we cannot assure you that our strategy will be successful, that we will experience the rate of revenue growth we experienced from August 31, 1997 to November 30, 2000 in future periods, or that we will continue to maintain positive cash flow or profitability.

     Our revenues are derived from license fees for our software products and fees for services complementary to our products, including software maintenance, consulting and training. Fees for services generally are charged separately from the license fees for our software products. We recognize revenues in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition." We record revenue from licensing of software products when evidence of an arrangement exists, the fee is fixed and determinable, collection is probable and delivery of the product has occurred. For agreements, which include multiple elements, such as license, maintenance, training and consulting services, we allocate revenue to all undelivered elements usually maintenance and other services, based on objective evidence of its fair value, which is specific to us. Any remaining amount is allocated to the delivered elements and recognized as revenue when the conditions set forth above are met. We recognize revenue allocated to maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract, which is typically twelve months. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to training and consulting services, we recognize revenue as the related services are performed.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain items in our Condensed Consolidated Statements of Operations for the periods indicated:

                                                       THREE MONTHS       SIX MONTHS
                                                          ENDED             ENDED
                                                       NOVEMBER 30,      NOVEMBER 30,
                                                      --------------    --------------
                                                      1999     2000     1999     2000
                                                      -----    -----    -----    -----
                                                       (UNAUDITED)       (UNAUDITED)
Revenues:
  Software products.................................   60.4%    74.0%    67.3%    73.5%
  Service and other.................................   39.6     26.0     32.7     26.5
                                                      -----    -----    -----    -----
          Total revenues............................  100.0    100.0    100.0    100.0
                                                      -----    -----    -----    -----
Costs of revenues:
  Software products.................................    1.0      1.1      0.9      1.1
  Service and other.................................   13.7      8.6     10.7      8.4
                                                      -----    -----    -----    -----
          Total costs of revenues...................   14.7      9.7     11.6      9.5
                                                      -----    -----    -----    -----
Gross profit........................................   85.3     90.3     88.4     90.5
                                                      -----    -----    -----    -----
Operating expenses:
  Research and development..........................   22.3     14.0     20.5     14.3
  Marketing and sales...............................   52.2     40.0     46.0     39.2
  General and administrative........................    9.6      7.3      8.7      7.2
                                                      -----    -----    -----    -----
          Total operating expenses..................   84.1     61.3     75.2     60.7
                                                      -----    -----    -----    -----
Income from operations..............................    1.2     29.0     13.2     29.8
Interest and other expenses.........................    8.9      8.2      5.9      7.7
                                                      -----    -----    -----    -----
Income before provision for income taxes............   10.1     37.2     19.1     37.5
Provision for income taxes..........................    0.9     13.6      0.9     14.1
                                                      -----    -----    -----    -----
Net income..........................................    9.2%    23.6%    18.2%    23.4%
                                                      =====    =====    =====    =====

  Revenues

     Our total revenues increased 80.4% from $36.5 million for the six months ended November 30, 1999, to $65.8 million for the six months ended November 30, 2000, and 106.5% from $16.7 million for the three months ended November 30, 1999 to $34.5 million for the three months ended November 30, 2000. The increases for the six-month and three-month periods ended November 30, 2000 were due principally to increased revenues from our enterprise application and business portal solutions business as well as an increase in maintenance and consulting services. Software product revenues increased as a percentage of total revenues from 67.3% and 60.4% for the six months and three months ended November 30, 1999, respectively, to 73.5% and 74.0%, respectively, for the comparable periods in fiscal 2001. Service and other revenues decreased as a percentage of total revenues from 32.7% and 39.6% for the six and three months ended November 30, 1999, respectively, to 26.5% and 26.0% for the six and three months ended November 30, 2000, respectively.

     Software product revenues. Software product revenues increased 96.8% from $24.6 million for the six months ended November 30, 1999 to $48.4 million for the six months ended November 30, 2000. For the three months ended November 30, 2000, software product revenues increased 153.2% to $25.6 million from $10.1 million for the three months ended November 30, 1999. The increases for the six and three months ended November 30, 2000 in comparison to the same periods in fiscal 2000 were due principally to increased revenues from our enterprise application and business portal solutions business.

     Service and other revenues. Our service and other revenues consist primarily of fees for software, maintenance, consulting and training. Service and other revenues increased 46.5% from $11.9 million for the six months ended November 30, 1999 to $17.5 million for the six months ended November 30, 2000. For the three months ended November 30, 2000, service and other revenues increased 35.3% to $9.0 million from

$6.6 million for the three months ended November 30, 1999. The increase in service and other revenues for the six and three months ended November 30, 2000 was primarily due to increase in maintenance revenues, which resulted from a significant growth in our customer base.

     Service and other revenues from foreign operations accounted for 8.3% and 5.8% of total revenues for the six months ended November 30, 1999 and 2000, respectively. For the three months ended November 30, 1999 and 2000, service and other revenues from foreign operations accounted for 10.9% and 5.7% of total revenues, respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. For the six months ended November 30, 1999 and 2000, export sales accounted for 18.1% and 28.1% of total revenues, respectively. For the three months ended November 30, 1999 and 2000, export sales accounted for 22.4% and 34.4% of total revenues, respectively. We expect that revenues derived from foreign operations and export sales will continue to vary in future periods as a percentage of total revenues.

     No single customer accounted for more than 10% of the Company's total revenues for the three and six months ended November 30, 1999 and the six months ended November 30, 2000. For the three months ended November 30, 2000, revenues derived from sales to one customer accounted for approximately 15% of the Company's total revenue. Revenues derived from sales to the United States government and its agencies were 12.1% and 6.4% of our total revenues for the six months ended November 30, 1999 and 2000, respectively, and 10.0% and 6.3% of total revenues for the three months ended November 30, 1999 and 2000, respectively. We expect that revenues from such government sales will continue to vary in future periods as a percentage of revenues.

  Costs of Revenues

     Costs of software products. The cost of our software products consists primarily of product media, duplication, manuals, packaging materials, shipping expenses and royalties, and in certain instances, licensing of third-party software incorporated in our products. Costs of software products increased 130.9% from $317,000 for the six months ended November 30, 1999 to $732,000 for the same comparable period in fiscal 2001, representing 1.3% and 1.5%, respectively, of the software product revenues. Cost of software products increased 122.5% from $173,000 for the three months ended November 30, 1999 to $385,000 for the three months ended November 30, 2000, representing 1.7% and 1.5%, respectively, of the software product revenues during these periods. The increase in absolute dollars and for the six and three months ended November 30, 2000, was primarily attributable to increasing costs of third party software components and costs associated with the introduction of our Portal One suite of products. The decrease in costs as a percentage of software product revenues for the three months ended November 30, 2000, was principally due to the significant increase in software revenue for the period.

     Costs of service and other. Our costs of service and other revenues consist of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. Costs of service and other revenues increased 41.6% from $3.9 million for the six months ended November 30, 1999 to $5.5 million for the same comparable period in fiscal 2001, representing 32.8% and 31.7%, respectively, of service and other revenues for these periods. Costs of service and other revenue increased 30.0% from $2.3 million for the three months ended November 30, 1999 to $3.0 million for the three months ended November 30, 2000, representing 34.6% and 33.2%, respectively, of service and other revenues for these periods. The increase in absolute dollars of service and other revenues for the six months and three months ended November 30, 2000 was due to an increase in the staffing of our professional services organization to support an increase in customer base. The decrease in costs as a percentage of service and other revenues for the six and three months ended November 30, 2000 was primarily related to an increase in service and other revenues for these periods.

  Operating Expenses

     Research and development. Research and development expenses increased 26.1% from $7.5 million for the six months ended November 30, 1999 to $9.4 million for the six months ended November 30, 2000, representing 20.5% and 14.3%, respectively, of total revenues for these periods. Research and development expenses increased 29.2% from $3.7 million for the three months ended November 30, 1999 to $4.8 million for the three months ended November 30, 2000, representing 22.3% and 14.0%, respectively, of total revenues for these periods. The increase in absolute dollars for the six and three months ended November 30, 2000 was primarily due to an increase in research and development personnel and outside consulting services to focus on enhancement of existing products and development of new products addressing the business portal market. The decrease in costs as a percentage of total revenues for the six and three months ended November 30, 2000 was primarily related to the increased revenues during these periods. We believe that research and development expenses may increase in the future primarily due to the introduction of new products and other anticipated product development efforts. Our future research and development expenses may continue to vary as a percentage of total revenues.

     Marketing and sales. Marketing and sales expenses increased 53.9% from $16.8 million for the six months ended November 30, 1999 to $25.8 million for the six months ended November 30, 2000, representing 46.0% and 39.2%, respectively, of total revenues during these periods. Marketing and sales expenses increased 58.3% from $8.7 million for the three-month period ended November 30, 1999 to $13.8 million for the three-month period ended November 30, 2000, representing 52.2% and 40.0%, respectively, of total revenues for these periods. The increase in absolute costs for the six and three months ended November 30, 2000 was primarily related to the continuous expansion of our marketing and sales organizations, the continued development of our sales distribution channels in the United States and Europe and outbound marketing activities associated with the re-branding of our company. The decrease in costs as a percentage of total revenues for the six and three months ended November 30, 2000 was primarily related to the increased revenues during the periods. We anticipate that we will continue to make significant investments in marketing and sales.

     General and administrative. General and administrative expenses increased 47.8% from $3.2 million for the six months ended November 30, 1999 to $4.7 million for the six months ended November 30, 2000, representing 8.7% and 7.2%, respectively, of total revenues during these periods. For the three months ended November 30, 2000, general and administrative expenses increased 58.1% from $1.6 million for the three months ended November 30, 1999 to $2.5 million, representing 9.6% and 7.3%, respectively, of total revenues for the comparable periods. The increase in absolute costs for the six and three months ended November 30, 2000 was primarily related to increases in professional service fees required to support our continued growth. The decrease in costs as a percentage of total revenues for the six and three months ended November 30, 2000 was primarily related to the increased revenues during the periods.

  Income Taxes

     Prior to the quarter ended May 31, 2000, we established a valuation allowance as an offset to our deferred tax assets due to the uncertainty surrounding the realization of such assets. On a regular basis, we review the recoverability of the deferred tax assets. At May 31, 1999, we had a valuation allowance totaling $18.9 million as an offset to our deferred tax assets. At May 31, 2000, we assessed the realizability of the deferred tax assets and the entire valuation allowance was released based on management's assessment. It is more likely than not that all the net deferred tax assets will be realized through future taxable earnings.

     During the quarter ended November 30, 2000, we assessed the qualification of our research and development expenses for state and federal research and development tax credits. We expected the tax savings for fiscal 2001 due to research and development tax credits would result in a significantly lower effective tax rate, and accordingly, applied an effective tax rate of 36.5% to the result of our quarter ended November 30, 2000. We are currently assessing the impact of our research and development expenses on our effective tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     As of November 30, 2000, we had $194.2 million in cash and cash equivalents and available-for-sale securities compared to $154.3 million at May 31, 2000.

     Our operating activities provided cash of $8.7 million and $20.3 million for the six months ended November 1999 and 2000, respectively. Cash provided by operating activities in the six months ended November 30, 1999 was primarily due to our net income, a decrease in accounts receivable, and depreciation and amortization expense offset in part by an increase in prepaid and other current assets and a decrease in deferred revenue. Cash provided in connection with operating activities for the six months ended November 30, 2000 was primarily due to our net income, depreciation and amortization expense, an increase in liabilities and deferred revenues, offset in part by an increase in accounts receivable and other current assets.

     Our investing activities used cash of $86.7 million and $35.7 million for the six months ended November 30, 1999 and 2000, respectively. For the six months ended November 30, 1999 and 2000, cash used by investing activities consisted primarily of purchases of marketable securities partially offset by proceeds from the sale and maturity of marketable securities.

     Cash provided by financing activities was $77.3 million and $20.4 million for the six months ended November 30, 1999 and 2000, respectively. In the six months ended November 30, 1999, financing activities consisted primarily of proceeds from the sale of our common stock in conjunction with our public offering and the sales of common stock as a result of stock options exercised. In the six months ended November 30, 2000, financing activities consisted primarily of proceeds from the sale of common stock as a result of stock options exercised.

     At November 30, 2000, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $157.5 million. As of November 30, 2000, we had no outstanding debt obligations.

     Capital expenditures were approximately $1.1 million and $1.8 million for the six months ended November 30, 1999 and 2000, respectively. For the six months ended November 30, 1999 and 2000, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software.

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

                         RISKS RELATED TO OUR BUSINESS

OUR GROWTH RATE MAY SLOW AND WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY

     Despite our recent financial performance, we have in the past incurred significant losses and substantial negative cash flow. In the future, our revenues may grow at a rate slower than was experienced in previous periods and, on a quarter-to-quarter basis, our growth in net sales may be significantly lower than our historical quarterly growth rate, particularly over the last eleven quarters. To achieve revenue growth, we must:

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

WE MUST SUCCESSFULLY INTRODUCE NEW PRODUCTS OR OUR CUSTOMERS WILL PURCHASE OUR COMPETITORS PRODUCTS AND OUR BUSINESS WILL BE ADVERSELY AFFECTED

     During the past few years, management and other personnel have focused on modifying and enhancing our core technology to support a broader set of search and retrieval solutions for use on enterprise-wide systems over online services, the Internet and on CD-ROM. In order for our strategy to succeed and to remain competitive, we must leverage our core technology to develop new product offerings by us and by our original equipment manufacturer, or OEM, customers that address the needs of these new markets. These development efforts are expensive. If these products do not generate substantial revenues, our business and results of operations will be adversely affected. We cannot assure you that such products will be successfully completed on a timely basis or at all, will achieve market acceptance or will generate significant revenues.

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

     In the future, we may encounter competition from a number of companies. Many of our existing competitors, as well as a number of other potential new competitors, have significantly greater financial, technical and marketing resources than we do. Because the success of our strategy is dependent in part on the success of our strategic partners, competition between our strategic partners and the strategic partners of our competitors, or failure of our strategic partners to achieve or maintain market acceptance could have a material adverse effect on our competitive position. Although we believe that our products and technologies compete favorably with competitive products, we cannot assure you that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our results of operations and financial condition.

WE RELY ON REGENT PACIFIC MANAGEMENT CORPORATION FOR THE MANAGEMENT OF VERITY, AND THE LOSS OF THESE SERVICES COULD ADVERSELY AFFECT OUR BUSINESS

     Regent Pacific Management Corporation, a management firm of which Gary J. Sbona is chairman and chief executive officer, provides management services for our company. The management services provided under our agreement with Regent Pacific include the services of Mr. Sbona as our chairman of the board and chief executive officer, and other Regent Pacific personnel as part of our management team. Our agreement with Regent Pacific Management Corporation extends through August 31, 2001. Under this agreement, Regent Pacific continues to provide the services of Gary J. Sbona as our Chairman and Chief Executive Officer, and continues to provide additional Regent Pacific management services to our company. The agreement provides us with an option to further extend the term of this agreement through February 2002. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during the transition phase to new management. Similarly, if any adverse change in our relationship with Regent Pacific occurs, it could hinder management's ability to direct our business and materially and adversely affect our results of operations and financial condition.

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

     Service and other revenues derived from foreign operations accounted for 6.4%, 6.7% and 4.6% of total revenues, respectively, in fiscal 1999, 2000 and six months ended November 30, 2000. Our export sales consist primarily of products licensed for delivery outside of the United States. In fiscal years 1999, 2000 and six months ended November 30, 2000, export sales accounted for 27.1%, 19.0% and 28.1% of total revenues. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below.

A SIGNIFICANT PORTION OF OUR REVENUES IS DERIVED FROM SALES TO THE FEDERAL GOVERNMENT, WHICH ARE SUBJECT TO BUDGET CUTS AND, CONSEQUENTLY, THE POTENTIAL LOSS OF REVENUES UPON WHICH WE HAVE HISTORICALLY RELIED

     Revenues derived from sales to the United States government and its agencies were 8.1%, 7.8% and 6.4% of total revenues in fiscal years 1999, 2000 and six months ended November 30, 2000, respectively. Future reductions in United States spending on information technologies could have a material adverse effect on our operating results. Sales to government agencies declined as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

     Some of the technology used by our products is licensed from third parties, generally on a non-exclusive basis. We believe that there are alternative sources for each of the material components of technology we license from third parties. However, the termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in our ability to ship these products while we seek to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on our quarterly results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we cannot assure you that we will be able to do so on commercially reasonable terms or at all.

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

     - future announcements concerning us or our competitors;

     - quarterly variations in operating results;

     - announcements of technological innovations;

     - the introduction of new products or changes in product pricing policies by us or our competitors;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of November 30, 2000, approximately 80% of our portfolio matures in one year or less, with the remainder maturing in less than two years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

     The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of November 30, 2000:

                                 FY2001     FY2002     FY2003      TOTAL      FAIR VALUE
                                --------    -------    -------    --------    ----------
                                                     (IN THOUSANDS)
Cash equivalents..............  $ 11,925         --         --    $ 11,925     $ 11,925
Average interest rate.........       3.6%
Short-term investments........  $116,547    $29,072         --    $145,619     $145,619
Average interest rate.........       6.6%       6.8%
Long-term investments.........        --    $26,598    $10,047    $ 36,645     $ 36,645
Average interest rates........        --        6.7%       7.0%

     Foreign Currency Risk. We transact business in various foreign currencies, including the Euro, the British pound, the French franc, the German mark, the Dutch guilder, the Canadian dollar, the Australian dollar, the Swedish krona, the South African rand and the Mexican peso. We have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain sales contracts denominated in foreign currency. Under this program, fluctuations in foreign currencies during the period from the signing of the contract until payment are partially offset by realized gains and losses on the hedging instruments. The goal of this hedging program is to lock in exchange rates on our sales contracts denominated in foreign currencies. The notional amount of hedged contracts and the estimated fair value are not material.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In December 1999, a number of complaints were filed in the United States District Court for Northern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of Verity's common stock during the period between December 1 and December 14, 1999. The actions were consolidated into one action and a consolidated amended complaint was filed. The complaint names as defendants Verity and certain of its directors and officers, asserting that they violated federal securities laws by misrepresenting Verity's business, earnings growth, ability to continue to achieve profitable growth, and failing to disclose certain information about Verity's business. In August 2000, the complaint was dismissed without prejudice with leave to amend. The plaintiffs re-filed an amended complaint, and Verity filed a motion to dismiss this amended complaint on October 27, 2000. While management intends to defend the actions against Verity vigorously, there can be no assurance that an adverse result or settlement with regards to this lawsuit would not have a material adverse effect on Verity's financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on September 26, 2000, and was continued on October 3, 2000 and October 16, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management's nominees for two director positions and three other proposals were submitted to the stockholders of the Company. Management's nominees for director were elected by the following vote:

                                                        SHARES
                                                ----------------------
                   NOMINEE                      VOTING FOR    WITHHELD
                   -------                      ----------    --------
Stephen A. MacDonald..........................  28,412,841    298,863
Anthony J. Bettencourt........................  28,398,059    313,645

     Gary J. Sbona, Steven M. Krausz, Charles P. Waite, Jr., Stephen A. MacDonald, Karl C. Powell and Anthony J. Bettencourt continued to serve as directors of the Company after the annual meeting. Mr. Sbona will continue to serve as the Chairman of the Board and Mr. Powell will continue to serve as a director until the Annual Meeting of Stockholders to be held in 2001. Mr. Krausz and Mr. Waite will continue to serve until the Annual Meeting of Stockholders to be held in 2002. Mr. Bettencourt and Mr. MacDonald will serve until the Annual Meeting of Stockholders to be held in 2003.

     A second proposal to approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 100,000,000 to 200,000,000 shares was submitted to a vote of the stockholders of the Company. The proposal was approved by the following vote:

FOR THE PROPOSAL   AGAINST THE PROPOSAL   ABSTENTIONS   BROKER NON-VOTES
----------------   --------------------   -----------   ----------------
25,905,785...           2,764,318           41,601            N/A

     A third proposal to approve the Company's 1995 Stock Option Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under such plan from 10,121,672 to 12,121,672 shares was submitted to a vote of the stockholders of the Company. The meeting was adjourned on the third proposal. On October 16, 2000, the Annual Meeting was reconvened and the proposal was approved by the following vote:

FOR THE PROPOSAL   AGAINST THE PROPOSAL   ABSTENTIONS   BROKER NON-VOTES
----------------   --------------------   -----------   ----------------
11,795,270...           10,660,187          30,686         6,232,999

     A final proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants of the Company for its fiscal year ending May 31, 2001 was also submitted to a vote of the stockholders of the Company. The proposal was approved by the following vote:

FOR THE PROPOSAL   AGAINST THE PROPOSAL   ABSTENTIONS   BROKER NON-VOTES
----------------   --------------------   -----------   ----------------
28,650,907...             39,829            20,968            N/A

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

                                          VERITY, INC.

                                          By:      /s/ TODD K. YAMAMI
                                            ------------------------------------
                                                       Todd K. Yamami
                                                 Vice President & Corporate
                                                          Controller
                                               (Principal Accounting Officer)
Dated: January 10, 2001

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
   3.1    Restated Certificate of Incorporation of the Company.
   3.2    By-Laws.
   4.1    Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)
   4.2    Form of Rights Agreement between Verity, Inc. and First
          National Bank of Boston dated September 18, 1996.(2)
   4.3    First Amendment to Rights Agreement dated as of July 23,
          1999 among Verity, Inc. and BankBoston, N.A.(3)
  10.2    1995 Stock Option Plan, as amended.(4)
  27.1    Financial Data Schedule

---------------
(1) Incorporated by reference from the exhibits with corresponding numbers from the Company's Registration Statement (No. 33-96228), declared effective on October 5, 1995.

(2) Incorporated by reference from Exhibit No. 1 to the Company's Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996.

(3) Incorporated by reference to Exhibit 99.2 from the Company's Current Report on Form 8-K filed on July 29, 1999.

(4) Incorporated by reference to Exhibit 99.1 from the Company's Registration Statement on Form S-8 filed on December 11, 2000.