Form 10-Q
period 2001-02-28
VERITY INC \DE\
filed 2001-04-10
CIK 949956

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

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock, $0.001 par value, was 34,620,000 as of March 30, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  VERITY, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements........................................    1
         Condensed Consolidated Balance Sheets as of May 31, 2000 and
         February 28, 2001...........................................    1
         Condensed Consolidated Statements of Operations for the
         Three Months Ended February 29, 2000 and February 28, 2001
         and the Nine Months Ended February 29, 2000 and February 28,
         2000........................................................    2
         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended February 29, 2000 and February 28, 2001........    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    7
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   22
                        PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   23
Item 2.  Changes in Securities and Use of Proceeds...................   23
Item 3.  Defaults upon Senior Securities.............................   23
Item 4.  Submission of Matters to a Vote of Security Holders.........   23
Item 5.  Other Information...........................................   23
Item 6.  Exhibits and Reports on Form 8-K............................   23
Signature............................................................   24

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VERITY, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              MAY 31,    FEBRUARY 28,
                                                                2000         2001
                                                              --------   ------------
                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................  $  7,183     $ 12,640
  Short-term investments....................................   109,472      145,051
  Trade accounts receivable, net............................    23,418       35,670
  Deferred tax assets.......................................    20,210       20,210
  Prepaid and other.........................................     3,988        6,739
                                                              --------     --------
          Total current assets..............................   164,271      220,310
Property and equipment, net.................................     4,773        7,256
Long-term investments.......................................    37,616       53,380
Deferred tax assets.........................................     6,562        4,149
Other assets................................................       156           39
                                                              --------     --------
          Total assets......................................  $213,378     $285,134
                                                              ========     ========
                                     LIABILITIES
Current liabilities:
  Accounts payable..........................................  $  6,488     $  8,398
  Accrued compensation......................................     9,327       13,074
  Other accrued liabilities.................................     1,198        3,610
  Deferred revenue..........................................    12,731       16,007
                                                              --------     --------
          Total current liabilities.........................    29,744       41,089
                                                              --------     --------
Commitments and contingencies (Note 6)
                                STOCKHOLDERS' EQUITY
Common stock, $0.001 par value:
  Authorized: 200,000,000 shares issued and outstanding:
     31,606,000 shares as of May 31, 2000 and 34,160,000
     shares as of February 28, 2001.........................        31           34
Additional paid-in capital..................................   207,040      241,729
Other comprehensive income (loss)...........................      (401)         748
Retained earnings/(accumulated deficit).....................   (23,036)       1,534
                                                              --------     --------
          Total stockholders' equity........................   183,634      244,045
                                                              --------     --------
          Total liabilities and stockholders' equity........  $213,378     $285,134
                                                              ========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                             ----------------------------    ----------------------------
                                             FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,
                                                 2000            2001            2000            2001
                                             ------------    ------------    ------------    ------------
                                                     (UNAUDITED)                     (UNAUDITED)
Revenues:
  Software products........................    $22,514         $28,722         $47,081         $ 77,078
  Service and other........................      6,706           9,293          18,621           26,747
                                               -------         -------         -------         --------
          Total revenues...................     29,220          38,015          65,702          103,825
                                               -------         -------         -------         --------
Costs of revenues:
  Software products........................        254             378             571            1,110
  Service and other........................      2,050           3,074           5,960            8,610
                                               -------         -------         -------         --------
          Total costs of revenues..........      2,304           3,452           6,531            9,720
                                               -------         -------         -------         --------
Gross profit...............................     26,916          34,563          59,171           94,105
                                               -------         -------         -------         --------
Operating expenses:
  Research and development.................      4,018           5,849          11,480           15,261
  Marketing and sales......................     10,589          14,733          27,371           40,557
  General and administrative...............      1,779           2,949           4,959            7,649
                                               -------         -------         -------         --------
          Total operating expenses.........     16,386          23,531          43,810           63,467
                                               -------         -------         -------         --------
Income from operations.....................     10,530          11,032          15,361           30,638
Other income, net..........................      1,800           3,417           3,919            8,522
                                               -------         -------         -------         --------
Net income before provision for income
  taxes....................................     12,330          14,449          19,280           39,160
Provision for income taxes.................        150           5,274             450           14,590
                                               -------         -------         -------         --------
Net income.................................    $12,180         $ 9,175         $18,830         $ 24,570
                                               =======         =======         =======         ========
Net income per share -- basic..............    $  0.39         $  0.27         $  0.64         $   0.74
                                               =======         =======         =======         ========
Net income per share -- diluted............    $  0.34         $  0.25         $  0.55         $   0.67
                                               =======         =======         =======         ========
Number of shares -- basic..................     31,159          33,948          29,548           33,255
                                               =======         =======         =======         ========
Number of shares -- diluted................     36,306          37,000          34,425           36,587
                                               =======         =======         =======         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   NINE MONTHS ENDED
                                                              ----------------------------
                                                              FEBRUARY 29,    FEBRUARY 28,
                                                                  2000            2001
                                                              ------------    ------------
                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $  18,830       $  24,570
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES:
  Depreciation and amortization.............................       2,118           1,974
  Deferred income taxes.....................................          --          13,117
  Provision for doubtful accounts...........................           5             198
  Amortization of discount on securities....................        (274)         (1,041)
  Other.....................................................         (20)             --
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Trade accounts receivable.................................        (858)        (12,148)
  Prepaid and other current assets..........................      (2,142)         (2,765)
  Accounts payable..........................................       1,589           1,936
  Accrued compensation and other accrued liabilities........       2,615           6,318
  Deferred revenue..........................................       1,947           3,287
                                                               ---------       ---------
          Net cash provided by operating activities.........      23,810          35,446
                                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................      (1,466)         (4,313)
  Purchases of marketable securities........................    (323,720)       (406,702)
  Maturity of marketable securities.........................     139,631         211,477
  Proceeds from sale of marketable securities...............      87,197         146,071
                                                               ---------       ---------
          Net cash used in investing activities.............     (98,358)        (53,467)
                                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock, net...............      79,078          23,987
                                                               ---------       ---------
          Net cash provided by financing activities.........      79,078          23,987
                                                               ---------       ---------
Effect of exchange rate changes on cash.....................          88            (509)
                                                               ---------       ---------
          Net increase in cash and cash equivalents.........       4,618           5,457
Cash and cash equivalents, beginning of period..............       7,907           7,183
                                                               ---------       ---------
Cash and cash equivalents, end of period....................   $  12,525       $  12,640
                                                               =========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  VERITY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (INFORMATION AS OF FEBRUARY 28, 2001 AND FOR THE THREE AND NINE MONTHS ENDED
      FEBRUARY 29, 2000 AND FEBRUARY 28, 2001 AND THEREAFTER IS UNAUDITED)

1. INTERIM FINANCIAL DATA (UNAUDITED)

     The unaudited financial statements as of February 28, 2001 and for the three and nine months ended February 29, 2000 and February 28, 2001 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company's annual financial statements contained in the Company's Annual Report on Form 10-K for the year ended May 31, 2000.

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

     Basic and diluted net income per share are calculated as follows for the three and nine months ended February 29, 2000 and February 28, 2001 (in thousands, except per share data):

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                     ----------------------------    ----------------------------
                                     FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,
                                         2000            2001            2000            2001
                                     ------------    ------------    ------------    ------------
Basic:
  Weighted-average shares..........     31,159          33,948          29,548          33,255
                                       =======         =======         =======         =======
  Net income.......................    $12,180         $ 9,175         $18,830         $24,570
                                       =======         =======         =======         =======
  Net income per share.............    $  0.39         $  0.27         $  0.64         $  0.74
                                       =======         =======         =======         =======
Diluted:
  Weighted-average shares..........     31,159          33,948          29,548          33,255
  Common equivalent shares from
     stock options.................      5,147           3,052           4,877           3,332
                                       -------         -------         -------         -------
  Shares used in per share
     calculation...................     36,306          37,000          34,425          36,587
                                       -------         -------         -------         -------
  Net income.......................    $12,180         $ 9,175         $18,830         $24,570
                                       =======         =======         =======         =======
  Net income per share.............    $  0.34         $  0.25         $  0.55         $  0.67
                                       =======         =======         =======         =======

3. COMPREHENSIVE INCOME

     The Company has adopted SFAS 130, "Reporting Comprehensive Income;" however, the effects of the adoption were immaterial to all periods presented.

                                  VERITY, INC.

  (INFORMATION AS OF FEBRUARY 28, 2001 AND FOR THE THREE AND NINE MONTHS ENDED
      FEBRUARY 29, 2000 AND FEBRUARY 28, 2001 AND THEREAFTER IS UNAUDITED)

4. BUSINESS SEGMENT

     The Company has sales and marketing operations located outside the United States in the Netherlands, United Kingdom, France, Germany, Sweden, Australia, South Africa, Mexico, Singapore, a development and technical support operation in Canada and a joint investment partnership in Brazil. Foreign subsidiary revenues consist primarily of maintenance and consulting services.

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                     ----------------------------    ----------------------------
                                     FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,
                                         2000            2001            2000            2001
                                     ------------    ------------    ------------    ------------
Revenues:
  USA..............................    $27,504         $35,646         $60,942         $ 97,668
  Europe...........................      1,716           2,369           4,760            6,157
  Consolidated.....................     29,220          38,015          65,702          103,825
Long-lived assets:
  USA..............................      4,430           5,114           4,430            5,114
  Europe...........................        370             826             370              826
  Rest Of World....................        434           1,355             434            1,355
  Consolidated.....................      5,234           7,295           5,234            7,295

     Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Long-lived assets of geographic areas are those assets used in the Company's operations in each area.

     No single customer accounted for more than 10% of the Company's total revenues for the nine months ended February 29, 2000 and February 28, 2001. For the three months ended February 29, 2000 and February 28, 2001, revenues derived from sales to one customer accounted for approximately 21% and 12% of the Company's total revenues, respectively. Revenues derived from sales to the United States government and its agencies were 4.9% and 6.4% of the Company's total revenues for the three months ended February 29, 2000 and February 28, 2001, respectively. For the nine months ended February 29, 2000 and February 28, 2001, revenues derived from sales to the United States government were 8.9% and 6.4% of the Company's total revenues, respectively.

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

                                  VERITY, INC.

  (INFORMATION AS OF FEBRUARY 28, 2001 AND FOR THE THREE AND NINE MONTHS ENDED
      FEBRUARY 29, 2000 AND FEBRUARY 28, 2001 AND THEREAFTER IS UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES

     In December 1999, a number of complaints were filed in the United States District Court for the Northern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock during the period between December 1 and December 14, 1999. The complaints name as defendants the Company and certain of its directors and officers, asserting that they violated federal securities laws by misrepresenting the Company's business, earnings growth, ability to continue to achieve profitable growth, and failing to disclose certain information about the Company's business. The complaints were consolidated into a single action, and in August 2000, the complaint was dismissed without prejudice with leave to amend. The plaintiffs re-filed an amended complaint, and the Company filed a motion to dismiss this amended complaint on October 27, 2000. By order dated February 13, 2001 the court granted the motion in part and denied it in part. The court dismissed with prejudice all claims except a single claim relating to alleged communications with a securities analyst near the end of the Company's second fiscal 2000 quarter. The court restricted pretrial discovery to the single remaining claim. Discovery has just commenced, and is expected to be concluded by June 2001. No trial date has been set. While management intends to defend the action vigorously, there can be no assurance that an adverse result or settlement would not have a material adverse effect on the Company's financial condition or results of operations.

7. EFFECTIVE TAX RATE

     During the quarter ended February 28, 2001 the Company assessed the qualification of its research and development expenses for state and federal research and development tax credits. Management expected the tax savings for fiscal 2001 due to research and development tax credits would result in a significantly lower effective tax rate, and accordingly, applied an effective tax rate of 36.5% to the result of the quarter ended February 28, 2001. The Company is currently assessing the impact of its research and development expenses on the effective tax rate in future periods.

8. LOANS TO OFFICERS

     In January 2001, the Company granted loans to two of its officers in the form of full recourse promissory notes. The loan amounts were approximately $2.1 million and $350,000 bearing an interest of 5.94% per annum. The notes were repaid in January and March 2001, which included interest in the amounts of $3,000 and $5,000, respectively.

9. SUBSEQUENT EVENTS

     On March 12, 2001, the Company extended its agreement with Regent Pacific Management Corporation through August 31, 2002. This is the fourth amendment to the retainer agreement between Regent Pacific Management Corporation and the Company since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continues to provide the services of Gary J. Sbona as Chairman and Chief Executive Officer of the Company and continues to provide additional Regent Pacific management services to the Company. The agreement provides the Company with an option to further extend the term of this agreement through February 2003. This agreement may be canceled at the option of the board after February 2003.

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

     During the quarterly periods ended August 31, 1997 to August 31, 1999 and February 29, 2000 to February 28, 2001, we experienced increased revenues on a quarterly basis. In addition, during the twelve consecutive quarterly periods ended February 28, 2001, we experienced eleven quarters of record revenues. Due to a delay in closing three large transactions, revenues for the quarter ended November 30, 1999 were lower than expected. In fiscal year 2000, we achieved net income of $33.0 million. While our goal is to increase revenue and generate net income in future periods, we cannot assure you that our strategy will be successful, that we will experience the rate of revenue growth we experienced from August 31, 1997 to February 28, 2001 in future periods, or that we will continue to maintain positive cash flow or profitability.

     Our revenues are derived from license fees for our software products and fees for services complementary to our products, including software maintenance, consulting and training. Fees for services generally are charged separately from the license fees for our software products. We recognize revenues in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition," as amended. We record revenue from licensing of software products when evidence of an arrangement exists, the fee is fixed and determinable, collection is probable and delivery of the product has occurred. For agreements, which include multiple elements, such as license, maintenance, training and consulting services, we allocate revenue to all undelivered elements usually maintenance and other services, based on objective evidence of its fair value, which is specific to us. Any remaining amount is allocated to the delivered elements and recognized as revenue when the conditions set forth above are met. We recognize revenue allocated to maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract, which is typically twelve months. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to training and consulting services, we recognize revenue as the related services are performed.

     In March 2001, we extended our retainer agreement with Regent Pacific Management Corporation through August 31, 2002. Under this amended agreement, Regent Pacific continues to provide the services of Gary J. Sbona as our Chairman and Chief Executive Officer, and continues to provide additional Regent Pacific management services to us. The amendment provides us with an option to further extend the term of this agreement through February 2003. This agreement may be canceled at the option of the board after February 2003.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of total revenues represented by certain items in our Condensed Consolidated Statements of Operations for the periods indicated:

                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                             ----------------------------    ----------------------------
                                             FEBRUARY 29,    FEBRUARY 28,    FEBRUARY 29,    FEBRUARY 28,
                                                 2000            2001            2000            2001
                                             ------------    ------------    ------------    ------------
                                                     (UNAUDITED)                     (UNAUDITED)
Revenues:
  Software products........................      77.0%           75.6%           71.7%           74.2%
  Service and other........................      23.0            24.4            28.3            25.8
                                                -----           -----           -----           -----
          Total revenues...................     100.0           100.0           100.0           100.0
                                                -----           -----           -----           -----
Costs of revenues:
  Software products........................       0.9             1.0             0.9             1.1
  Service and other........................       7.0             8.1             9.0             8.3
                                                -----           -----           -----           -----
          Total costs of revenues..........       7.9             9.1             9.9             9.4
                                                -----           -----           -----           -----
Gross profit...............................      92.1            90.9            90.1            90.6
                                                -----           -----           -----           -----
Operating expenses:
  Research and development.................      13.8            15.4            17.5            14.7
  Marketing and sales......................      36.2            38.8            41.7            39.0
  General and administrative...............       6.1             7.7             7.5             7.4
                                                -----           -----           -----           -----
          Total operating expenses.........      56.1            61.9            66.7            61.1
                                                -----           -----           -----           -----
Income from operations.....................      36.0            29.0            23.4            29.5
Interest and other expenses................       6.2             9.0             5.9             8.2
                                                -----           -----           -----           -----
Income before provision for income taxes...      42.2            38.0            29.3            37.7
Provision for income taxes.................       0.5            13.9             0.6            14.0
                                                -----           -----           -----           -----
Net income.................................      41.7%           24.1%           28.7%           23.7%
                                                =====           =====           =====           =====

  Revenues

     Our total revenues increased 58.0% from $65.7 million for the nine months ended February 29, 2000 to $103.8 million for the nine months ended February 28, 2001, and 30.1% from $29.2 million for the three months ended February 29, 2000 to $38.0 million for the three months ended February 28, 2001. The increases for the nine and three months ended February 28, 2001 were due primarily to increased revenues from our business portal solutions and our enterprise application businesses and, to a lesser extent, an increase in maintenance and consulting. Software product revenues increased as a percentage of total revenues from 71.7% for the nine months ended February 29, 2000 to 74.2% for the nine months ended February 28, 2001. For the three months ended February 28, 2001, software product revenues decreased as a percentage of total revenues to 75.6% compared to 77.0% for the three months ended February 29, 2000. Service and other revenues for the nine months ended February 29, 2000 and February 28, 2001 decreased as a percentage of total revenues from 28.3% to 25.8%, respectively. Conversely, for the three months ended February 29, 2000 and February 28, 2001, service and other revenues increased from 23.0% to 24.4% as a percentage of total revenues, respectively.

     Software product revenues. Software product revenues increased 63.7% from $47.1 million to $77.1 million and 27.6% from $22.5 million to $28.7 million for the nine and three months ended February 29, 2000 and February 28, 2001, respectively. The increases for the nine and three month periods ended February 28, 2001 were due principally to revenues from our business portal solutions and, to a lesser extent, our enterprise application businesses.

     Service and other revenues. Our service and other revenues consist primarily of fees for software, maintenance, consulting and training. Service and other revenues increased 43.6% from $18.6 million for the nine months ended February 29, 2000 to $26.7 million for the nine months ended February 28, 2001. Service and other revenues increased 38.6% from $6.7 million for the three months ended February 29, 2000 to $9.3 million for the three months ended February 28, 2001. Maintenance revenues increased significantly between the comparable periods primarily due to a growth in customer base. Consulting revenues increased between the comparable periods primarily due to a growth in customer base and introduction of our new portal one suite of products, which require additional consulting services.

     Service and other revenues from foreign operations accounted for 6.2% and 6.0% of total revenues for the nine months ended February 29, 2000 and February 28, 2001, respectively. For the three months ended February 29, 2000 and February 28, 2001, service and other revenues from foreign operations accounted for 3.5% and 6.2% of total revenues, respectively. The increase for the three months ended February 28, 2001 was primarily attributable to continued market acceptance and demand in Europe. Our export sales consist primarily of products licensed for delivery outside of the United States. For the nine months ended February 29, 2000 and February 28, 2001, export sales accounted for 19.4% and 29.3% of total revenues, respectively. For the three months ended February 29, 2000 and February 28, 2001, export sales accounted for 20.9% and 31.3% of total revenues, respectively. The increases are principally due to our continued expansion in the international markets. We expect that revenues derived from foreign operations and export sales will continue to vary in future periods as a percentage of total revenues.

     No single customer accounted for more than 10% of our revenues for the nine months ended February 29, 2000 and February 28, 2001. For the three months ended February 29, 2000 and February 28, 2001, revenues derived from sales to one customer accounted for approximately 21% and 12% of our total revenues, respectively. Revenues derived from sales to the United States government and its agencies were 4.9% and 6.4% of our total revenues for the three months ended February 29, 2000 and February 28, 2001, respectively. For the nine months ended February 29, 2000 and February 28, 2001, revenues derived from sales to the United States government were 8.9% and 6.4% of our total revenues, respectively. We expect that revenues from such government sales will continue to vary in future periods as a percentage of revenues.

  Costs of Revenues

     Costs of software products. The cost of our software products consists primarily of product media, duplication, manuals, packaging materials, shipping expenses and royalties, and in certain instances, licensing of third-party software incorporated in our products. Costs of software products increased 94.4% from $571,000 for the nine months ended February 29, 2000 to $1.1 million for the nine months ended February 28, 2001, representing 1.2% and 1.4%, respectively, of the software product revenues during these periods. Costs of software products increased 48.8% from $254,000 for the three months ended February 29, 2000 to $378,000 for the three months ended February 28, 2001, representing 1.1% and 1.3%, respectively, of the software product revenues during these periods. The increase in absolute dollars and as a percentage of software product revenues during the nine-month and three-month periods ended February 28, 2001 was primarily attributable to increasing costs of third party software components and costs associated with the introduction of our new portal suite of products.

     Costs of service and other. Our costs of service and other revenues consist of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. Costs of service and other revenues increased 44.5% from $6.0 million for the nine months ended February 29, 2000 to $8.6 million for the nine months ended February 28, 2001, representing 32.0% and 32.2%, respectively, of service and other revenues during these periods. Costs of service and other revenues increased 50.0% from $2.1 million for the three months ended February 29, 2000 to $3.1 million for the three months ended February 28, 2001, representing 30.6% and 33.1%, respectively, of service and other revenues during these periods. The increase in absolute dollars and as a percentage of costs of service and other revenues during the nine-month and three-month periods ended February 28, 2001 was due principally to an increase in the staffing of our technical support and professional services organizations.

  Operating Expenses

     Research and development. Research and development expenses increased 32.9% from $11.5 million for the nine months ended February 29, 2000 to $15.3 million for the nine months ended February 28, 2001, representing 17.5% and 14.7%, respectively, of total revenues for these periods. Research and development expenses increased 45.6% from $4.0 million for the three months ended February 29, 2000 to $5.8 million for the three months ended February 28, 2001, representing 13.8% and 15.4%, respectively, of total revenues for these periods. The increase in absolute dollars for the nine and three months ended February 28, 2001 and as a percentage of total revenues for the three months ended February 28, 2001 was primarily due to an increase in research and development personnel and outside consulting services to focus on enhancement of existing products and development of new products addressing the business portal market. The decrease in costs as a percentage of total revenues for the nine months ended February 28, 2001 was primarily related to the increased revenues during this period. We believe that research and development expenses may increase in the future primarily due to the introduction of new products and other anticipated product development efforts. Future research and development expenses may continue to vary as a percentage of total revenues.

     Marketing and sales. Marketing and sales expenses increased 48.2% from $27.4 million for the nine months ended February 29, 2000 to $40.6 million for the nine months ended February 28, 2001, representing 41.7% and 39.1%, respectively, of total revenues during these periods. Marketing and sales expenses increased 39.1% from $10.6 million for the three months ended February 29, 2000 to $14.7 million for the three months ended February 28, 2001, representing 36.2% and 38.8%, respectively, of total revenues during these periods. The increase in absolute costs for the nine and three months ended February 28, 2001 and as a percentage of total revenues for the three months ended February 28, 2001 was primarily related to the continuous expansion of our marketing and sales organizations, the continued development of our sales distribution channels in the United States and Europe and outbound marketing activities associated with the re-branding of our company. The decrease in costs as a percentage of total revenues for the nine months ended February 28, 2001 was primarily related to the increased revenues during the period. We anticipate that we will continue to make significant investments in marketing and sales.

     General and administrative. General and administrative expenses increased 54.2% from $5.0 million in the nine months ended February 29, 2000 to $7.6 million for the nine months ended February 28, 2001, representing 7.5% and 7.4%, respectively, of total revenues during these periods. General and administrative expenses increased 65.8% from $1.8 million in the three months ended February 29, 2000 to $2.9 million for the three months ended February 28, 2001, representing 6.1% and 7.8%, respectively, of total revenues. The increase in absolute costs for the nine months and three months ended February 28, 2001 and as a percentage of total revenue for the three months ended February 28, 2001 was primarily related to increases in professional service fees required to support our continued growth. The decrease in costs as a percentage of total revenues for the nine months ended February 28, 2001 was primarily related to the increased revenues during the period.

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

     During the quarter ended February 28, 2001, we assessed the qualification of our research and development expenses for state and federal research and development tax credits. We expected the tax savings for fiscal 2001 due to research and development tax credits would result in a significantly lower effective tax rate, and accordingly, applied an effective tax rate of 36.5% to the result of our quarter ended February 28, 2001. We are currently assessing the impact of our research and development expenses on our effective tax rate in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     As of February 28, 2001, we had $211.1 million in cash and cash equivalents and available-for-sale securities compared to $154.3 million at May 31, 2000.

     Our operating activities provided cash of $23.8 million and $35.4 million for the nine months ended February 29, 2000 and February 28, 2001, respectively. Cash provided in connection with operating activities for the nine months ended February 29, 2000 was primarily due to our net income, depreciation and amortization expense, an increase in accrued liabilities and deferred revenue, offset in part by an increase in prepaid and other current assets. Cash provided by operating activities in the nine months ended February 28, 2001 was primarily due to our net income, depreciation and amortization expense, increase in liabilities and deferred revenues, offset in part by an increase accounts receivable and other current assets.

     Our investing activities used cash of $98.4 million and $53.5 million for the nine months ended February 29, 2000 and February 28, 2001, respectively. For the nine months ended February 29, 2000 and February 28, 2001, cash used by investing activities consisted primarily of purchases of marketable securities partially offset by proceeds from the sale and maturity of marketable securities.

     Cash provided by financing activities was $79.1 million and $24.0 million for the nine months ended February 29, 2000 and February 28, 2001, respectively. In the nine months ended February 29, 2000, financing activities consisted primarily of proceeds from the sale of common stock in conjunction with our secondary public offering and the sale of common stock as a result of stock options exercised. In the nine months ended February 28, 2001, financing activities consisted primarily of proceeds from the sale of common stock as a result of stock options exercised.

     At February 28, 2001, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $157.7 million. As of February 28, 2001, we had no outstanding debt obligations.

     Capital expenditures, including capital leases, were approximately $1.5 million and $4.3 million for the nine months ended February 29, 2000 and February 28, 2001, respectively. For the nine months ended February 29, 2000, these expenditures consisted of purchases of property and equipment, primarily for computer hardware and software. For the nine months ended February 28, 2001, these expenditures consisted of purchases of property and equipment, primarily for computer hardware and software as well as leasehold improvements as a result of our rapid personnel expansion, and the increased office locations, worldwide.

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

                         RISKS RELATED TO OUR BUSINESS

OUR GROWTH RATE MAY SLOW AND WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY

     Despite our recent financial performance, we have in the past incurred significant losses and substantial negative cash flow. In the future, our revenues may grow at a rate slower than was experienced in previous periods and, on a quarter-to-quarter basis, our growth in net sales may be significantly lower than our historical quarterly growth rate, particularly over the last twelve quarters. To achieve revenue growth, we must:

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

WE MUST SUCCESSFULLY INTRODUCE NEW PRODUCTS OR OUR CUSTOMERS WILL PURCHASE OUR COMPETITORS PRODUCTS AND OUR BUSINESS WILL BE ADVERSELY AFFECTED

     During the past few years, management and other personnel have focused on modifying and enhancing our core technology to support a broader set of search and retrieval solutions for use on enterprise-wide systems and e-commerce sites over online services, the Internet and on CD-ROM. In order for our strategy to succeed and to remain competitive, we must leverage our core technology to develop new product offerings by us and by our original equipment manufacturer, or OEM, customers that address the needs of these new markets. These development efforts are expensive. If these products do not generate substantial revenues, our business and results of operations will be adversely affected. We cannot assure you that such products will be successfully completed on a timely basis or at all, will achieve market acceptance or will generate significant revenues.

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

     Our future operating results will depend upon our ability to increase the installed base of our information retrieval and business portal technology and to generate significant product revenues from our core products. Our future operating results will also depend upon our ability to successfully market our technology to online and Internet publishers who use this technology to index their published information in our format. To the extent that customers do not adopt our technology for indexing their published information, users will be unable to search such information using our search and retrieval products, which in turn will limit the demand for our products.

WE FACE INTENSE COMPETITION FROM COMPANIES WITH SIGNIFICANTLY GREATER FINANCIAL, TECHNICAL, AND MARKETING RESOURCES, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MAINTAIN OR INCREASE SALES OF OUR PRODUCTS

     The business portal software market is intensely competitive and we cannot assure you that we will maintain our current position of market share. A number of companies offer competitive products addressing this market. We compete with Autonomy, Alta Vista, Excalibur, Inktomi, Mercado, Google, Datachannel, Dataware, Hummingbird/PC Docs/Fulcrum, Infoseek, Lotus, Viador, Epicentric, Thunderstone, Plumtree and Microsoft, among others. We also compete indirectly with database vendors, such as Oracle, that offer information search and retrieval capabilities with their core database products and web platform companies, such as Netscape.

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

WE RELY ON REGENT PACIFIC MANAGEMENT CORPORATION FOR THE MANAGEMENT OF VERITY, AND THE LOSS OF THESE SERVICES COULD ADVERSELY AFFECT OUR BUSINESS

     Regent Pacific Management Corporation, a management firm of which Gary J. Sbona is chairman and chief executive officer, provides management services for our company. The management services provided under our agreement with Regent Pacific include the services of Mr. Sbona as our chairman of the board and chief executive officer, and other Regent Pacific personnel as part of our management team. On March 12, 2001, we extended our agreement with Regent Pacific Management Corporation through August 31, 2002. This is the fourth amendment to the retainer agreement between Regent Pacific Management Corporation and Verity, Inc. since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continues to provide the services of Gary J. Sbona as Chairman and Chief Executive Officer of Verity, and continues to provide additional Regent Pacific management services to our company. The agreement provides us with an option to further extend the term of this agreement through February 2003. This agreement may be cancelled at the option of the board after February 2003. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during the transition phase to new management. Similarly, if any adverse change in our relationship with Regent Pacific occurs, it could hinder management's ability to direct our business and materially and adversely affect our results of operations and financial condition.

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

     Service and other revenues derived from foreign operations accounted for 6.4%, 6.7% and 6.0% of total revenues, respectively, in fiscal 1999, 2000 and nine months ended February 28, 2001. Our export sales consist primarily of products licensed for delivery outside of the United States. In fiscal years 1999, 2000 and nine months ended February 28, 2001, export sales accounted for 27.1%, 19.0% and 29.3% of total revenues. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below.

A SIGNIFICANT PORTION OF OUR REVENUES IS DERIVED FROM SALES TO THE FEDERAL GOVERNMENT, WHICH ARE SUBJECT TO BUDGET CUTS AND, CONSEQUENTLY, THE POTENTIAL LOSS OF REVENUES UPON WHICH WE HAVE HISTORICALLY RELIED

     Revenues derived from sales to the United States government and its agencies were 8.1%, 7.8% and 6.4% of total revenues in fiscal years 1999, 2000 and nine months ended February 28, 2001, respectively. Future reductions in United States spending on information technologies could have a material adverse effect on our operating results. Sales to government agencies declined as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of February 28, 2001, approximately 73% of our portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

     The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of February 28, 2001:

                               FY2001     FY2002     FY2003     FY2004      TOTAL      FAIR VALUE
                               -------    -------    -------    -------    --------    ----------
                                                         (IN THOUSANDS)
Cash equivalents.............  $12,640         --         --         --    $ 12,640     $ 12,640
Average interest rate........      4.2%
Short-term investments.......  $90,567    $54,484         --               $145,051     $145,051
Average interest rate........      5.7%       6.3%
Long-term investments........       --    $13,629    $19,060    $20,691    $ 53,380     $ 53,380
Average interest rates.......       --        7.1%       5.8%       5.7%

     Foreign Currency Risk. We transact business in various foreign currencies, including the Euro, the British pound, the French franc, the German mark, the Dutch guilder, the Canadian dollar, the Australian dollar, the Swedish krona, the South African rand, the Mexican peso, the Singaporean dollar and the Brazilian real. We have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain sales contracts denominated in foreign currency. Under this program, fluctuations in foreign currencies during the period from the signing of the contract until payment are partially offset by realized gains and losses on the hedging instruments. The goal of this hedging program is to lock in exchange rates on our sales contracts denominated in foreign currencies. The notional amount of hedged contracts and the estimated fair value are not material.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In December 1999, a number of complaints were filed in the United States District Court for the Northern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of the Company's common stock during the period between December 1 and December 14, 1999. The complaints name as defendants the Company and certain of its directors and officers, asserting that they violated federal securities laws by misrepresenting Verity's business, earnings growth, ability to continue to achieve profitable growth, and failing to disclose certain information about the Company's business. The complaints were consolidated into a single action, and in August 2000, the complaint was dismissed without prejudice with leave to amend. The plaintiffs re-filed an amended complaint, and Verity filed a motion to dismiss this amended complaint on October 27, 2000. By order dated February 13, 2001, the court granted the motion in part and denied it in part. The court dismissed with prejudice all claims except a single claim relating to alleged communications with a securities analyst near the end of the Company's second fiscal 2000 quarter. The court restricted pretrial discovery to the single remaining claim. Discovery has just commenced, and is expected to be concluded by June 2001. No trial date has been set. While management intends to defend the action vigorously, there can be no assurance that an adverse result or settlement would not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits -- See Exhibit Index.

     B. Reports on Form 8-K

     No Current Reports on Form 8-K were filed during the quarter covered by this report.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VERITY, INC.

                                          By:     /s/ TODD K. YAMAMI
                                          --------------------------------------
                                                      Todd K. Yamami
                                          Vice President & Corporate Controller
                                              (Principal Accounting Officer)

Dated: April 10, 2001

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
 3.1       Restated Certificate of Incorporation of the Company.(1)
 3.2       By-Laws.(1)
 4.1       Amended and Restated Rights Agreement dated August 1, 1995, as amended.(2)
 4.2       Form of Rights Agreement between Verity, Inc. and First
           National Bank of Boston dated September 18, 1996.(3)
 4.3       First Amendment to Rights Agreement dated as of July 23,
           1999 among Verity, Inc. and BankBoston, N.A.(4)
10.5       1996 Non-Statutory Stock Option Plan, as amended.
10.6       1997 Non-Statutory Stock Option Plan for Verity, Canada, as
           amended.
10.29      Amendment to Retainer Agreement between Regent Pacific
           Management Corporation and Verity, Inc. dated March 12,
           2001.
10.30      Promissory Note dated January 2, 2001 given by Anthony
           Bettencourt in favor of Verity, Inc.
10.31      Promissory Note dated January 2, 2001 given by Todd Yamami in favor of Verity, Inc.

---------------
(1) Incorporated by reference from the exhibits with corresponding numbers from the Company's Quarterly Report on Form 10-Q for the quarter ending November 30, 2000.

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