Form 10-K405
period 2001-05-31
VERITY INC \DE\
filed 2001-08-06
CIK 949956

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

                     FOR THE FISCAL YEAR ENDED MAY 31, 2001
                         COMMISSION FILE NUMBER 0-26880
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on July 31, 2001, as reported on Nasdaq National Market was approximately $361,490,000. Excludes approximately 14,945,000 shares of Common Stock held collectively by the executive officers and directors of the registrant and by each person who owned 5% or more of the outstanding Common Stock as of such date. Exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the registrant.

     The number of shares of the registrant's Common Stock outstanding on July 31, 2001 was 35,531,414.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
  PART I..................................................................    1
       Item
         1.   Business....................................................    1
       Item
         2.   Properties..................................................   22
       Item
         3.   Legal Proceedings...........................................   22
       Item
         4.   Submission of Matters to a Vote of Securities Holders.......   23
  PART II.................................................................   24
       Item
         5.   Market for the Registrant's Common Stock and Related
              Stockholder Matters.........................................   24
       Item
         6.   Selected Financial Data.....................................   25
       Item
         7.   Management's Discussion and Analysis of Financial Condition
              and
              Results of Operations.......................................   26
       Item
         7A.  Quantitative and Qualitative Disclosures About Market
              Risk........................................................   32
       Item
         8.   Financial Statements and Supplementary Data.................   32
       Item
         9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Matters.......................................   32
  PART III................................................................   33
       Item
         10.  Directors and Executive Officers of the Registrant..........   33
       Item
         11.  Executive Compensation......................................   33
       Item
         12.  Security Ownership of Certain Beneficial Owners and
              Management..................................................   33
       Item
         13.  Certain Relationships and Related Transactions..............   33
  PART IV.................................................................   34
       Item
         14.  Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.........................................................   34

                                     PART I

ITEM 1. BUSINESS

     We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business. We own the Verity, Verity Logo and Topics trademarks in the United States. This Annual Report on Form 10-K also includes trademarks owned by other parties.

     You should carefully read the information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes beginning on page 36 of this Annual Report on Form 10-K. Our business involves significant risks. You should carefully consider the information under the heading "-- Risk Factors" below. In addition, this Annual Report contains forward-looking statements that relate to future events or future financial performance. See "Forward-Looking Statements" at the end of this Item 1 regarding information that readers should be aware of in reading these forward-looking statements.

OVERVIEW

     We are a leader in powering business portals. These include corporate portals used for sharing information within an enterprise, e-commerce portals for online selling, and market exchange portals for Business-to-Business activities. Business portals provide personalized information to employees, partners, customers and suppliers.

     The business portal market is in great part the convergence of many core markets in which we have participated for years.

     We develop, market and support products for corporate intranets, extranets, corporate portals, online publishers and e-commerce providers, and original equipment manufacturer (OEM) toolkits for independent software vendors (ISVs). Our comprehensive and integrated product family enables numerous enterprise-wide functionalities all from the same underlying Verity information index. Our products organize and provide simple, single-point access to information across the entire enterprise. By doing so, our products create business portals, which leverage the value of existing investments in Internets, intranets and network infrastructure.

     Our software has been licensed directly to over 1,500 corporations, government agencies, software developers, information publishers and e-commerce vendors. We focus on several core markets, including intranet-based applications for large corporate and government organizations, information retrieval solutions for e-commerce merchants, Internet sites and electronic publishers and OEM toolkits for ISVs. We pursue sales opportunities within organizations and government agencies through the efforts of our direct sales force and our products are also sold indirectly through a network of value added resellers
(VARs) and system integrators, and as OEM toolkits through ISVs that embed Verity technology in their products or services.

     From 1988 to 1994, we derived substantially all of our revenues from the license of custom search and retrieval applications and consulting and other services related to such applications. In 1995, we began refining and enhancing our core technology to add functionality and facilitate incorporation of our technology in a variety of markets. Recently, we have begun offering solutions and technology that address the business portal market. For more information on the development of our business, see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" in this Annual Report for a further description of the development of our business.

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

THE VERITY SOLUTION

     Our comprehensive and integrated product family enables enterprise-wide document indexing, classification, search and retrieval, organization and navigation, viewing, personalized dissemination, and hybrid online and CD/DVD publishing all from the same underlying Verity information index. Our products organize and provide simple, single-point access to information across the entire enterprise. By doing so, our products create business portals, which leverage the value of existing investments in intranet, Internet and network infrastructure. We believe the functionality and flexibility of our products enable us to offer our customers a knowledge solution that strengthens their businesses by improving efficiency, employee productivity and communication.

     Our cross-platform knowledge retrieval product suite is scalable and is designed to solve the knowledge retrieval problems of enterprise and commerce sites. Our products use a combination of full text, metadata and rule-based methods to index and retrieve information stored in a variety of formats and systems across corporate intranets, extranets and portals and the Internet. Our products organize and rank the relevance of selected information, enabling users to filter and evaluate information personalized to their specific needs and interests. Our products enable user-initiated queries, and also enable the construction of automated software agents that actively and continuously monitor Internet and intranet information sources such as web sites, news feeds and file systems for new information or changes in content matching user profiles. Our products enable the high-speed classification of information, the organization of information into taxonomies and the visual navigation of information. Our products deliver the ability to filter most common file formats for viewing, and to convert most common file formats to HTML and XML. Additionally, our products allow organizations to build hybrid online and offline information distribution systems by publishing information on CD-ROM and DVD-ROM, maintaining links to active web sites and enabling automatic synchronization between the Web and a user's local computer.

     We originally developed our core search and retrieval technology for use by large government agencies in the defense and intelligence communities. In the past several years, we have enhanced and expanded our family of products and markets. Today, we offer a broad range of knowledge retrieval products for corporate intranets, extranets, corporate portals, e-commerce and publishing, and OEM toolkits for embedded solutions.

     Corporate Intranets and Extranets and Portals. We market an integrated product suite enabling public and private organizations to index, search, retrieve, classify, organize, navigate, disseminate and publish textual information residing in many document formats and in web and file servers distributed across the enterprise. Verity K2 Enterprise, Verity Portal One, Verity Information Server, Verity Agent Server, Verity Knowledge Organizer, Verity Intelligent Classifier and Verity Document Navigator are designed to serve as the foundation of a well-designed corporate portal. Verity K2 Enterprise provides enhanced portal return on investment through advanced search and Intelligent Classification. Verity Portal One provides a suite of portal components that can be selected to build custom portals. Verity Information Server creates a searchable index to information across the enterprise. Verity Agent Server notifies users when documents matching their personal information needs are added to this index and sends them electronic notices via email or personal web page. With Verity Knowledge Organizer, data from different systems and sources can be grouped together logically and navigated visually, reducing content management costs and increasing the usability of corporate intangible assets. Verity Intelligent Classifier lets users quickly and easily build, share, reuse, test and modify the business rules Verity solutions use to automatically classify information. For especially long or complex documents, Verity Document Navigator provides a publishing tool, which turns long, awkward documents into rich Web publications that users can easily search and navigate. Users can search and traverse an automatically generated table of contents, and efficiently find valuable information hidden within large documents. Users can create these searchable publications from any format Verity supports, including Microsoft Word, HTML and PDF.

     Electronic Commerce and Publishing. E-commerce vendors, including online stores and publishers, demand fast and accurate searches across large bodies of content. Our Internet products are designed to provide e-commerce vendors and online information publishers with an integrated solution enabling their users to efficiently navigate product catalogs, news services and document repositories, whether online or from a remote, disconnected location. Through the use of our knowledge retrieval products, vendors have the ability to convert more site visitors into buyers and more buyers into repeat customers. Our product offerings include Verity K2 Catalog and Verity Publisher. Verity K2 Catalog is designed for scalability to support the largest commercial Internet sites and to enable millions of products and documents to be searched and indexed by hundreds of users simultaneously. Verity Publisher allows high-volume commercial and corporate publishers to use web-based information offline or from a low cost, searchable alternative media.

     OEMs and Embedded Solutions. Our toolkits enable software developers to embed our search-and-retrieval, profiling agent, and viewing and filtering technologies within their products. Our technology has been embedded in document repository systems offered by Documentum, Eastman Software and Easy GmbH as well as enterprise resource planning systems from SAP and PeopleSoft, and many business applications including relational and object-oriented database products and resume tracking, customer care and help desk systems.

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

  Enterprise Business Portal Products:

     Verity K2 Enterprise. Verity K2 Enterprise is business portal infrastructure that indexes, searches and retrieves information on web and file servers located across an enterprise, including corporate intranets, portals, extranets, research and development, executive messaging and business intelligence systems. K2 Enterprise utilizes the Verity K2 architecture to deliver Intelligent Classification, rapid integration, limitless scalability, fault-tolerant operation and global support including support for multiple languages through best-of-breed locales.

     Verity K2 Catalog. Verity K2 Catalog is e-business infrastructure that indexes, searches and retrieves information in Business-to-Customer and Business-to-Business environments. K2 Catalog utilizes the Verity K2 architecture to deliver Intelligent Merchandising based on Verity's Intelligent Classification technology, profitable site stickiness, rapid integration, adaptive personalization, limitless scalability, fault-tolerant operation and global support, including support for multiple languages through best-of-breed locales.

     Verity Portal One. Verity Portal One is a comprehensive, integrated business portal offering that delivers all of the essential technology capabilities needed for a next-generation corporate desktop, as well as partners and services that are key to a complete portal. These capabilities include: personalization, search, navigation and viewing, unified access, intelligent classification and enterprise strength.

     Verity Portal One Special Edition. Verity Portal One SE indexes, searches and retrieves information on web and file servers located across an enterprise, including corporate intranets, portals, extranets, online retail catalogs, research and development, executive messaging and business intelligence systems. Portal One SE includes the Verity Webtop to provide a single point-of-access to all enterprise information and applications.

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

     Verity K2 Spider. Verity K2 Spider crawls, filters and indexes web and file servers, located internally or externally, in real time, using a distributed architecture. This enables the indexing process to be configured with numerous crawlers and indexers that are managed by a controller, so that performance can be optimized and the indexing process can scale infinitely. In conjunction with Verity K2 solutions, K2 Spider provides end-to-end fault tolerance, scalability, flexibility and accuracy.

     Verity Intranet Spider. Verity Intranet crawls, filters and indexes web and file servers, located internally or externally, extending the reach of Information Server by enabling users to index multiple domains and to specify the scope and set of sources to be indexed. Combined with Information Server, Intranet Spider helps assure efficient search, retrieval and automatic monitoring of intranet, corporate portal and Internet content.

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

     Verity Intelligent Classifier. Verity Intelligent Classifier lets administrators quickly and easily create, reuse, share, modify and test the business rules used by Verity solutions to automatically classify information. This allows humans to augment automatic classification results to organize information assets the way their business is organized with extreme accuracy.

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

     Verity Publisher. Verity Publisher is a hybrid CD-ROM/DVD-ROM-Web information publishing system. Publisher is designed to publish the contents of a web site on CD-ROM and DVD-ROM while maintaining links to web sites. Publisher is designed for high-volume information publishers, customer service organizations and others who need to use web-based information off-line. Publisher includes Verity's standard search capabilities.

  OEM and Custom Application Development Tools:

     Verity Developer's Kit. Verity Developer's Kit enables developers to incorporate search and retrieval functionality in their software applications. Developers use the Verity Developer's Kit to build applications with high-performance indexing, search classification, retrieval and viewing integrated seamlessly into applications.

     Verity K2 Developer. Verity K2 Developer combines the precision of the Verity Developer's Kit with fault tolerance and scalability. K2 Developer is designed to enable organizations to build scalable, fault-tolerant applications to allow thousands of users to search hundreds of millions of unstructured documents online yielding quick and efficient results. The K2 Developer supports popular programming interfaces to Sun's Java and Microsoft's COM, allowing users to rapidly build applications or integrate K2 Developer into their existing web environment.

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

     Verity Export. Verity Export provides on-demand, server-side conversion of documents to valid XML using a predefined Verity document type definition (DTD). The resulting XML can be indexed and searched, and viewed using cascading style sheets or extensible style language. Verity Export also provides, on-demand, server-side conversion of documents to web-ready HTML, so users can see any document, spreadsheet or presentation instantly through their browsers without the use of any other application.

     Verity Filter SDK. The Verity Filter SDK is designed to allow independent software vendors to embed Verity's filtering functionality within their own applications. This allows their applications to index and search multiple file formats by extracting text and converting it to a data stream or ASCII text file.

     Verity KeyView SDK. The Verity KeyView Developer's Kit is designed to allow independent software vendors to embed KeyView functionality within their own applications.

     Verity KeyView Pro. Verity KeyView Pro enables users to filter and view documents residing in hundreds of application formats and is targeted at ISVs and corporate customers. KeyView Pro provides desktop viewing and filtering, and compression functionality.

SERVICES

     We make extensive technical support and training services available for our customers, and provide consulting services designed to assist our customers in utilizing Verity software to develop custom search and retrieval applications. As of May 31, 2001, we employed 30 people in our technical support organization, 50 people in our consulting group and two people focused on developing and coordinating training services.

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

CUSTOMERS

     Our software has been licensed directly to over 1,500 corporations, government agencies, software developers, information publishers and e-commerce vendors. We focus on several core markets, including intranet-based applications for large corporate and government organizations, information retrieval solutions for e-commerce and electronic publishers, and OEM toolkits for ISVs. See Note 11 of Notes to Consolidated Financial Statements beginning on page 53 of this Annual Report on Form 10-K for a discussion of our international revenues, income from operations and long-lived assets by geographic region.

SALES AND MARKETING

     We seek to tailor our sales and marketing efforts to most effectively reach customers in each of our core markets. We pursue opportunities within organizations and government agencies through the efforts of our direct sales force. Our products are also sold indirectly through our channel sales force, which includes a network of OEM customers, value added resellers and system integrators.

     Direct Sales. Our direct sales force is trained to assist customers to acquire and utilize our suite of products to integrate information residing within the organization over a variety of sources such as word processing documents, relational database document repositories and web and file servers. Our direct sales force also targets online service providers and publishers of information stored on both the Internet and CD-ROM/DVD-ROM. We maintain direct sales offices or personnel in a number of metropolitan areas across the United States, including Falls Church, Burlington, Chicago, Dallas, New York, Newport Beach, Sunnyvale and Washington, D.C. European direct sales operations are located in London, Utrecht, Munich, Paris and Stockholm. We also have direct sales offices located in Singapore, Mexico, South Africa and Australia.

     Channel Sales. Our value added resellers and system integrators distribute our products as part of integrated turnkey solutions for the enterprise and Internet. We also market products such as document management and support automation, which incorporate our information retrieval toolkits. Our products are resold through partners in North America, Western Europe, Asia, South Africa and Australia.

     Our technology is also sold as an integrated OEM feature of more than 200 software applications offered by over 100 OEM and ISV providers. Our OEM partners are drawn from such application markets as:

     - groupware (Intraspect, Lotus);

     - document management (Documentum, Eastman Software, Easy GmbH);

     - enterprises resource planning systems (SAP, PeopleSoft);

     - help desk and customer care solutions (Primus, ServiceWare);

     - product data management solutions;

     - e-commerce; and

     - personal productivity (Adobe, Corel, Qualcomm).

     Our marketing activities are targeted at building market awareness and identifying prospective customers for enterprise, Internet and e-commerce, online publishing, hybrid CD-ROM/DVD-ROM-Web and OEM applications. Our marketing efforts include participation in tradeshows, conferences and industry events, Verity seminars, industry speaking engagements, and advertising and direct mail campaigns targeting specific markets such as corporate portal developers, intranet web site and content managers, and online catalog developers. Certain of our OEM contracts also provide for brand name exposure concerning the ISV's embedding of Verity technology. We also maintain an active public relations program targeting industry analysts and leaders in the trade and business press, and maintain a public web site, which has been a source of sales leads. As of May 31, 2001, our sales and marketing organizations consisted of 232 employees.

TECHNOLOGY

     Our core technology was originally developed by us for use by large government agencies in the defense and intelligence communities to perform complex, customized search and retrieval applications on stand-alone, host-based systems. Since early fiscal 1994, we have expanded our product offerings to support commercial client/server and web-based computing environments. We have expanded our markets to include corporate intranets and e-commerce vendors, ISVs and online and CD-ROM/DVD-ROM information publishers. Our technologies address the major aspects of knowledge retrieval including document indexing, query formulation and execution, concept-based information retrieval, ranking and presentation of results, document classification, automated information dissemination, information organization and navigation, document viewing and filtering and hybrid CD-ROM/DVD-ROM-Web publishing.

     Indexing. The search engine incorporated in our server products and OEM applications indexes documents automatically based upon administrator-specified criteria. This index is referred to as a "Verity collection." Verity indices exploit full text, metadata and our unique knowledge mapping system, Topics(R). Collections created through the indexing process contain the results of text analysis performed by our engine, as well as information about the document's context and structure. End users with Verity-based applications or standard web browsers can search those collections that administrators make available to them. The Verity architecture is designed to permit real-time indexing of new documents into a Verity collection, even while users actively search that collection. As a result, the system provides enhanced availability, and is designed to operate during maintenance and back up. The Verity K2 architecture enhances the availability of our applications by providing redundant processing paths, further enhancing system availability.

     Query Formulation and Execution. Our search engine is designed to enable users to formulate and refine queries using a series of information retrieval methods including keyword, thesauri, dictionaries and concept-based retrieval. Once formulated, queries can be used to retrieve archived information using a standard, interactive search. Our core query formulation technology is the Verity Query Language, which contains more than 30 operators that can be used to formulate precise and filtered information requests. Our search engine is designed with an open architecture, which employs multiple search techniques and supports incorporation of additional techniques by us, by third parties or by organizations building custom applications. This open environment enables third-party developers to extend the functionality and capabilities of our products and tools. Our high performance search engine, Verity K2, employs a network of brokers and servers to offer scalable, parallel searching across hundreds of millions of documents. The technology is designed to scale linearly with the growth of users, documents or queries, and to support the largest corporate intranets and e-commerce sites.

     Ranking and Results Presentation. The results obtained by matching queries against document collections are provided with a relevance score calculated by the Verity engine. This score may be presented, along with other available document-attribute information desired by the user, in a customizable results list. We have also developed functionality that enables the organization or "clustering" of search results according to common themes within the retrieved documents. We also provide automatic document summarization and query by example, a facility allowing any document to be turned into a "find more documents like this" query. Sets of documents may also be navigated as a directory using Knowledge Organizer to organize documents into taxonomies that can be browsed visually.

     Document Profiling. Verity Profiler is a high-speed matching engine, which compares a stream of new documents or a collection of existing documents to a set of Topics or other stored queries. Verity Profiler determines which queries best match those documents, based on threshold values established by the user or administrator. The output of Profiler is a set of metadata identifying the queries that match individual documents. This metadata can be stored as persistent classification information or can be used to trigger custom business processes such as automated routing of information to users. This profiling process is designed to address high user and data volumes such as those associated with large corporate intranets and online applications such as news services.

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

     Intelligent Classification. Verity's Intelligent Classification technology augments highly accurate automatic classification with business rules that can be reused, shared, modified and tested by humans. Existing taxonomies can be reused, or documents can be classified according to metadata, pathnames, URLs or new taxonomies created with business rules. This allows companies to organize their information assets the same way they organize their business. When combined with Verity's advanced search, users are equipped with the tools they need to quickly and intuitively discover relevant information across the enterprise or in e-business catalogs. Searches can be limited to specific directories, or users can drill down through familiar directories and sub-directories to find the information for which they are searching.

     Viewers and Filters. Document filtering automatically detects the kind of document being indexed and isolates the text to be indexed from embedded formatting information. Filters are designed to enable the indexing engine to handle a wide variety of document types and formats. The threadsafe nature of our filters helps assure fast and reliable access to documents for searching. Our viewing technology is designed to provide users with the ability to view documents in a variety of formats without the use of the application, which generated the document. On the basis of our filtering and viewing technology, we have developed a series of applications. These include the KeyView Pro desktop viewing product, Verity Export, a toolkit for building applications that require conversion of documents into web-ready HTML or valid XML, and Document Navigator, a product, which enables the navigation and searching of long, structured documents.

     Hybrid CD-ROM/DVD-ROM-Web Publishing. We have developed technology-enabling organizations to publish the contents of web sites onto CD-ROM, DVD-ROM and other permanent storage media. Used in professional information publishing, market data distribution and customer care applications, Verity Publisher combines media authoring and the Verity search engine on a CD or DVD for offline viewing of high volume information. This technology automatically synchronizes upon connecting to the Web ensuring that local client-based information is up-to-date.

PRODUCT DEVELOPMENT

     Our development efforts are focused on expanding our suite of products, designing enhancements to our core technology, and addressing additional technical challenges inherent in developing new applications for enterprise, e-commerce, OEM and sophisticated offline publishing markets. Our research and development is focused on enhancing core indexing and search performance and precision, data access and security gateways, enterprise scalability, business portal functionality, programmable application programming interfaces, and product deployability. As of May 31, 2001, there were 172 employees on our research and development staff. Our research and development expenditures in fiscal 1999, fiscal 2000 and fiscal 2001 were $13.7 million, $16.0 million and $21.6 million, respectively, which represented 21.3%, 16.7% and 14.9% of total revenues, respectively. We expect that we will continue to commit substantial resources to product development in the future.

COMPETITION

     The business portal software market is intensely competitive. We believe that the principal competitive factors in such market are:

     - product quality;

     - performance and price;

     - vendor and product reputation;

     - product architecture;

     - strategic alliances;

     - product functionality and features; and

     - ease of use and quality of support.

     A number of companies offer competitive products addressing certain of our target markets. In the enterprise market, we compete with Dataware, Infoseek, Hummingbird/PC Docs and Convera, Autonomy, Alta Vista, Microsoft, Mercado, Viador, Epicentric, Thunderstone and Inktomi, among others. Plumtree is on occasion a competitor, but is viewed primarily as our partner and customer. In the Internet/publishing market, we compete with Dataware, Convera, Hummingbird/PC Docs/Fulcrum, Infoseek, Inktomi, Lotus and Microsoft, among others. We also compete indirectly with database vendors that offer information search and retrieval capabilities with their core database products. In the future, we may encounter competition from companies that enhance products such as:

     - application servers;

     - document management systems;

     - groupware applications;

     - Internet products; and

     - operating systems to include text search and retrieval features.

     Many of our existing competitors have significantly greater financial, technical and marketing resources than we do. Although we believe that our products and technologies compete favorably with respect to the factors outlined above, we cannot assure you that we will be able to compete successfully against our current or future competitors or that competition will not seriously harm our business.

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

     Our Verity Publisher product competes primarily with Nextpage, Enigma and Dataware.

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

     - new product developments;

     - frequent product enhancements;

     - name recognition; and

     - reliable product maintenance.

     We presently have one issued patent, relating to our search and retrieval technology, which will expire in January 2016, and two patent applications pending. We cannot assure you that other companies will not develop technologies that are similar or superior to our technology. The source code for our proprietary software is protected both as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries.

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

EMPLOYEES

     As of May 31, 2001, we had a total of 524 employees, including 172 in research and development, 206 in sales, 26 in marketing, 82 in customer support and professional services, 33 in administration and 5 in manufacturing. Of these employees, 320 were located in the United States, 85 in Europe, 106 in Canada, 7 in Australia, 2 in South Africa, 2 in Mexico and 2 in Singapore. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

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

                         RISKS RELATED TO OUR BUSINESS

OUR GROWTH RATE MAY SLOW AND WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY

     Despite our recent financial performance, we have in the past incurred significant losses and substantial negative cash flow. In the future, our revenues may decline, remain flat, or grow at a rate slower than was experienced in previous periods and, on a quarter-to-quarter basis, our net sales may decline, remain flat or grow at a significantly lower rate than our historical quarterly growth rate, particularly over the last twelve quarters, especially in light of the recent economic slowdown. To achieve revenue growth, we must:

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

     - the downturn in capital spending by customers as a result of the recent economic slowdown;

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

THE SIZE AND TIMING OF LARGE ORDERS MAY MATERIALLY AFFECT OUR QUARTERLY OPERATING RESULTS

     The size and timing of individual orders may cause our operating results to fluctuate. The dollar amounts of large orders for our products have been increasing, and therefore the operating results for a quarter could be materially and adversely affected if one or more large orders are either not received or are delayed or deferred by customers. A significant portion of our revenues in recent quarters has been derived from these relatively large sales to a limited number of customers, and we currently anticipate that future quarters will continue to reflect this trend. Sales cycles for these customers can be up to six months or longer. In addition, customer order deferrals in anticipation of new products may cause our operating results to fluctuate. Like many software companies, we have generally recognized a substantial portion of our revenues in the last month of each quarter, with these revenues concentrated in the last weeks of the quarter. Accordingly, the cancellation or deferral of even a small number of purchases of our products could have a material adverse effect on our business, results of operations and financial condition in any particular quarter. In addition, to the extent that the significant sales occur earlier than expected, operating results for subsequent quarters may fail to keep pace or even decline.

OUR EXPENDITURES ARE TIED TO ANTICIPATED REVENUES, AND THEREFORE IMPRECISE FORECASTS MAY RESULT IN POOR OPERATING RESULTS

     Revenues are difficult to forecast due to the market for search and retrieval software is uncertain and evolving. Because we generally ship software products within a short period after receipt of an order, we typically do not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. In addition, a portion of our revenues is derived from royalties based upon sales by third-party vendors of products incorporating our technology. These revenues may be subject to extreme fluctuation and are difficult for us to predict. Our expense levels are based, in part, on our expectations as to future revenues and are to a large extent fixed. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of demand in relation to our expectations or any material delay of customer orders would have an almost immediate adverse affect on our operating results and on our ability to achieve profitability.

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

     The business portal software market is intensely competitive and we cannot assure you that we will maintain our current position of market share. A number of companies offer competitive products addressing this market. We compete with Alta Vista, Autonomy, Convera, Inktomi, Dataware, Hummingbird/PC Docs/ Fulcrum, Infoseek, Lotus, Mercado, Viador, Epicentric, Thunderstone and Microsoft, among others. We also compete indirectly with database vendors, such as Oracle, that offer information search and retrieval capabilities with their core database products and web platform companies, such as Netscape.

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

WE RELY ON REGENT PACIFIC MANAGEMENT CORPORATION FOR THE MANAGEMENT OF VERITY, AND THE LOSS OF THESE SERVICES COULD ADVERSELY AFFECT OUR BUSINESS

     Regent Pacific Management Corporation, a management firm of which Gary J. Sbona is chief executive officer, provides management services for our company. The management services provided under our agreement with Regent Pacific include the services of Mr. Sbona, as chairman of the board and chief executive officer, and other Regent Pacific personnel as part of Verity's management team. Gary J. Sbona is also deemed an employee of our company under common law. On March 12, 2001 we extended our agreement with Regent Pacific Management Corporation through August 31, 2002. This is the fourth amendment to the retainer agreement between Regent Pacific Management Corporation and Verity, Inc. since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continues to provide the services of Gary J. Sbona as Chairman and Chief Executive Officer of Verity, and continues to provide additional Regent Pacific management services to our company. The agreement provides us with an option to further extend the term of this agreement through February 2003. This agreement may be cancelled at the option of the board after February 2003. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during the transition phase to a new management. Similarly, if any adverse change in Verity's relationship with Regent Pacific occurs, it could hinder management's ability to direct our business and materially and adversely affect our results of operations and financial condition.

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

     Service and other revenues derived from foreign operations accounted for 6.4%, 6.7% and 6.3% of total revenues, respectively, in fiscal 1999, 2000 and 2001. Our export sales consist primarily of products licensed for delivery outside of the United States. In fiscal years 1999, 2000 and 2001, export sales accounted for 27.1%, 19.0% and 26.0% of total revenues. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below. See Note 11 of Notes to Consolidated Financial Statements beginning on page 53 of this Annual Report on Form 10-K for a discussion of our international revenues, income from operations and long-lived assets by geographic region.

A SIGNIFICANT PORTION OF OUR REVENUES IS DERIVED FROM SALES TO THE FEDERAL GOVERNMENT, WHICH ARE SUBJECT TO BUDGET CUTS AND, CONSEQUENTLY, THE POTENTIAL LOSS OF REVENUES UPON WHICH WE HAVE HISTORICALLY RELIED

     Revenues derived from sales to the federal and state governments and their agencies were 8.1%, 7.8% and 7.4% of total revenues in fiscal years 1999, 2000 and 2001, respectively. Future reductions in United States spending on information technologies could have a material adverse effect on our operating results. Sales to government agencies declined as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

     - potential difficulties in completing projects associated with purchased in-process research and development;

     - risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

     - the potential loss of key employees of the acquired company; and

     - the assumption of unforeseen liabilities of the acquired company.

     We cannot assure you that our future acquisitions will be successful and will not adversely affect our financial condition or results of operations. We must also maintain our ability to manage any such growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we make could harm our business and operating results.

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

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We assume no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results, unless required by law.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     As of June 30, 2001, our executive officers and certain other key employees were as follows:

            NAME               AGE                               POSITION
            ----               ---                               --------
Gary J. Sbona................  57    Chief Executive Officer and Chairman of the Board
Anthony J. Bettencourt.......  40    President and Director
Stephen W. Young.............  52    Chief Operating Officer
Todd K. Yamami...............  34    Vice President, Chief Financial Officer and Assistant Secretary
Dr. Ashok K. Chandra.........  52    Senior Vice President, Development and New Business Activities
Michael T. Zuckerman.........  45    Vice President, Marketing
Joseph J. Lawless............  47    Vice President, North American and International Sales
Sunil D. Nagdev..............  37    Vice President, Professional Services and Technical Support
Michael D. Mooney............  40    Vice President, Business Development
Dr. Prabhakar Raghavan.......  40    Vice President and Chief Technology Officer
Hugo L. Sluimer..............  48    Vice President, European Operations

     GARY J. SBONA has served as our Chief Executive Officer since July 1997, a director since May 1998 and the Chairman of our Board of Directors since March 1999. Mr. Sbona also served as our President from July 1997 to September 1999. Mr. Sbona currently serves as Chairman and Chief Executive Officer of Auspex Systems Inc., a provider of network attached storage solutions, and Accelerated Networks Inc., a developer of multi service broadband access solutions for communications service providers. In addition, Mr. Sbona serves as a director of 3D Systems Corporation, a solid imaging and mass customization company, and as a director of Calico Commerce, Inc., a provider of interactive selling software for organizations selling complex products or services over the Internet. Since 1974, Mr. Sbona also serves as Chairman and Chief Executive Officer of Regent Pacific Management Corporation, a professional services firm that is currently providing our company with management services.

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

     STEPHEN W. YOUNG joined our company as part of the Regent Pacific Management team in July 1997 and was subsequently appointed to the position of Chief Operating Officer. Mr. Young also serves as a director and Chief Operating Officer of Regent Pacific Management Corporation. Since 1990, Mr. Young has served as a principal of Regent Pacific Management Corporation. Mr. Young holds a B.S. in Industrial Administration and a M.B.A. from the University of Illinois.

     TODD K. YAMAMI joined our company as Accounting Manager in June 1995, and in November 1997 he was promoted to Director, Finance and Accounting. In February 1999, Mr. Yamami was appointed to the position of Corporate Controller and was subsequently promoted to Vice President, Corporate Controller and Chief Accounting Officer in June 2000. In March 2001, Mr. Yamami was appointed to the position of Vice President, Chief Financial Officer and Assistant Secretary. Mr. Yamami holds a B.S. in Finance and a M.B.A. from Santa Clara University.

     DR. ASHOK K. CHANDRA has served as our Senior Vice President of Development and New Business Activities since March 2000. Prior to joining Verity, Dr. Chandra was Director of Database Systems and Computer Science at IBM's Almaden Research Center, a computer software and hardware research center, and held several key management positions at IBM Corporation, an information technology company, since 1973. Dr. Chandra holds a B. Tech in Electrical Engineering from I.I.T. Karpur, a M.S. from University of California at Berkeley, and a Ph.D. in Computer Science from Stanford University.

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

     DR. PRABHAKAR RAGHAVAN joined our company as Chief Scientist and Vice President of Emerging Technologies in April 2000. In June 2001, Dr. Raghavan was elected to serve as our Vice President and Chief Technology Officer. Prior to Verity, he was the head of the Computer Science Principles department at IBM's Almaden Research Center, a computer software and hardware research center, since 1995 and was a Research

Staff Member from 1986 to 1994 at IBM T.J. Watson Research Center, also a computer software and hardware research center. Dr. Raghavan is Consulting Professor of Computer Science at Stanford University and holds an undergraduate degree in Electrical Engineering from I.I.T. Madras and a Ph.D. in Electrical Engineering and Computer Science from University of California at Berkeley.

     HUGO L. SLUIMER has been our Vice President, European Operations since May 1998. Mr. Sluimer joined Verity in June 1990 as Sales Manager and has served as Director of Sales since March 1995. Prior to Verity, he held management positions at Oracle BV (The Netherlands) and Digital Equipment BV (The Netherlands). Mr. Sluimer holds a B.S. in Computer Science.

ITEM 2. PROPERTIES

     Our principal administrative, sales, marketing and research and development facilities occupy approximately 60,500 square feet in Sunnyvale, California. Our operating lease agreement for this facility commenced in June 1996 and expires in March 2005. In addition, we also lease sales offices in California, Virginia, New York, Texas, Illinois, Massachusetts, England, Netherlands, France, Germany, Sweden, Australia, Mexico, Singapore and a development and technical support office in Canada. Our average annual lease payments, based on the total 96,000 square feet of leased property, are scheduled to be approximately $2.3 million.

ITEM 3. LEGAL PROCEEDINGS

     In December 1999, a number of complaints were filed in the United States District Court for Northern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock during the period between December 1 and December 14, 1999. The complaints name as defendants Verity and certain of its directors and officers, asserting that they violated federal securities laws by misrepresenting Verity's business and earnings growth ability to continue to achieve profitable growth, and failing to disclose certain information about our business. The complaints were consolidated into a single action, and in August 2000, the complaint was dismissed without prejudice with leave to amend. The plaintiffs re-filed an amended complaint, and Verity filed a motion to dismiss this amended complaint on October 27, 2000. By order dated February 13, 2001, the court granted the motion in part and denied it in part. The court dismissed with prejudice all claims except a single claim relating to alleged communications with a securities analyst near the end of Verity's second fiscal 2000 quarter. On July 24, 2001, council for plaintiffs agreed to voluntarily dismiss the action with prejudice, and without an award of costs or fees to any party. The court ordered the case dismissed on July 27, 2001.

     On June 7, 2001, Verity filed a complaint in federal district court in the Northern District of California, San Jose Division, against BroadVision, Inc. (Case No. C01-20501-PVT-ADR). BroadVision is a software company that Verity in the past has licensed to distribute Verity's copyrighted software known as the Verity Developer Kit ("VDK"). Verity alleges in its complaint that under the terms of the parties' licenses, BroadVision was authorized to distribute certain limited portions of VDK as an embedded component of specified software applications of BroadVision. Verity further alleges that BroadVision has distributed portions of VDK that it was not authorized to distribute, failed to prevent end users from accessing unlicensed functions and encouraged end users to make use of unlicensed functions of VDK. Verity further alleges that it terminated its license with BroadVision on April 24, 2001 and that BroadVision no longer has any right to distribute any portion of VDK.

     Based on the foregoing allegations, Verity has asserted claims against BroadVision for copyright infringement, declaratory relief, unfair competition, interference with economic advantage, breach of contract, and breach of the implied covenant of good faith and fair dealing. Verity seeks by its complaint, among other things, an injunction to prohibit BroadVision from further distribution of VDK, damages, including statutory damages, according to proof based on BroadVision's unauthorized distribution of VDK and attorneys' fees.

     BroadVision answered Verity's complaint on June 28, 2001 and denied the material allegations of the Complaint and asserted affirmative defenses to Verity's claims. BroadVision also asserted a counterclaim alleging that Verity had breached the parties' license and the implied covenant of good faith and fair dealing contained therein (1) by failing to pay BroadVision referral fees that it claims Verity owes to BroadVision for

BroadVision's efforts in securing the sale of Verity Advanced K-2 Search Modules; and (2) by failing to provide support to BroadVision for VDK after Verity terminated the parties' license. BroadVision seeks by its complaint, among other things, damages according to proof, a declaration that BroadVision has not breached the parties' license and attorneys' fees.

     Verity answered BroadVision's counterclaim on July 23, 2001 and denied the material allegations of the counterclaim and asserted various affirmative defenses to BroadVision's claims.

     The action is currently in the early stages and no formal discovery has yet been conducted. A case management conference has been set for October 9, 2001 at which time the Court will likely enter a scheduling order and set a trial date.

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

                                                              HIGH      LOW
                                                             ------    ------
Fiscal Year ended May 31, 2000
  First Quarter............................................  $54.18    $35.38
  Second Quarter...........................................   59.56     22.63
  Third Quarter............................................   56.38     26.13
  Fourth Quarter...........................................   60.00     24.25
Fiscal Year ended May 31, 2001
  First Quarter............................................  $45.75    $35.50
  Second Quarter...........................................   46.13     14.56
  Third Quarter............................................   31.25     13.94
  Fourth Quarter...........................................   25.21     15.21

     As of May 31, 2001, there were approximately 152 holders of record of our common stock and 35,158,479 shares of our common stock outstanding.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                            FISCAL YEAR ENDED MAY 31,
                                               ---------------------------------------------------
                                                 1997       1998      1999       2000       2001
                                               --------   --------   -------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Software products..........................  $ 34,934   $ 28,658   $48,327   $ 69,655   $108,705
  Service and other..........................     7,737     10,200    16,098     26,445     36,330
                                               --------   --------   -------   --------   --------
          Total revenues.....................    42,671     38,858    64,425     96,100    145,035
                                               --------   --------   -------   --------   --------
Costs of revenues:
  Software products..........................     2,688      2,426     1,218        880      1,655
  Service and other..........................     3,892      5,178     4,660      8,357     11,821
                                               --------   --------   -------   --------   --------
          Total costs of revenues............     6,580      7,604     5,878      9,237     13,476
                                               --------   --------   -------   --------   --------
Gross profit.................................    36,091     31,254    58,547     86,863    131,559
                                               --------   --------   -------   --------   --------
Operating expenses:
  Research and development...................    14,310     15,544    13,711     16,017     21,639
  Acquisition of in-process research and
     development and other...................    14,894         --        --         --         --
  Marketing and sales........................    21,505     22,757    26,860     38,742     56,637
  General and administrative.................     4,864      7,610     6,323      6,847     10,636
  Restructuring charges......................        --      3,006        --         --         --
                                               --------   --------   -------   --------   --------
          Total operating expenses...........    55,573     48,917    46,894     61,606     88,912
                                               --------   --------   -------   --------   --------
Income/(loss) from operations................   (19,482)   (17,663)   11,653     25,257     42,647
Other income, net............................     1,943      1,553     1,085      5,623     11,343
Interest expense.............................      (212)      (100)       (8)       (20)        (8)
                                               --------   --------   -------   --------   --------
Income/(loss) before provision for income
  taxes......................................   (17,751)   (16,210)   12,730     30,860     53,982
Income tax provision/(benefit)...............       180        300       600     (2,150)    20,222
                                               --------   --------   -------   --------   --------
Net income/(loss)............................  $(17,931)  $(16,510)  $12,130   $ 33,010   $ 33,760
                                               ========   ========   =======   ========   ========
Net income/(loss) per share -- basic.........  $  (0.83)  $  (0.74)  $  0.50   $   1.10   $   1.00
                                               ========   ========   =======   ========   ========
Net income/(loss) per share -- diluted.......  $  (0.83)  $  (0.74)  $  0.44   $   0.95   $   0.92
                                               ========   ========   =======   ========   ========
Number of shares used in per share
  calculation -- basic.......................    21,680     22,450    24,198     30,026     33,634
                                               ========   ========   =======   ========   ========
Number of shares used in per share
  calculation -- diluted.....................    21,680     22,450    27,700     34,886     36,649
                                               ========   ========   =======   ========   ========
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents....................  $  2,934   $  5,505   $ 7,907   $  7,183   $ 12,210
Working capital..............................    18,676     15,912    33,282    134,527    164,093
Total assets.................................    49,443     41,449    65,026    213,378    303,599
Long-term obligations, net of current
  portion....................................       167          2        --         --         --
Stockholders' equity.........................    37,273     24,055    43,419    183,634    264,145

     During fiscal 1998, we implemented a worldwide restructuring of our corporate operations, which resulted in workforce reductions and business consolidations. In connection with the restructuring, we recorded over $3.0 million in restructuring costs.

     See Note 2 of Notes to Consolidated Financial Statements beginning on page 40 of this Annual Report on Form 10-K for an explanation of the method used to determine the number of shares used to compute per share amounts.

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

OVERVIEW

     From 1988 to 1994, we derived substantially all of our revenues from the license of custom search and retrieval applications and consulting and other services related to such applications. In 1995, we began refining and enhancing our core technology to add functionality and facilitate incorporation of our technology in a variety of markets. We now offer solutions and technology that address the business portal market. The business portal market includes corporate portals used for sharing information within an enterprise, e-commerce portals for online selling and market exchange portals for business-to-business activities. Business portals provide personalized information to employees, partners, customers and suppliers. We expect that for the foreseeable future we will continue to derive the largest portion of our revenues from licensing our technology for enterprise applications and business portal solutions.

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

     Our restructuring and renewed focus, during fiscal 1998, contributed to significantly improved results during the second half of fiscal 1998 and during fiscal years 1999, 2000 and 2001. During the quarterly periods ended August 31, 1997 to August 31, 1999 and February 29, 2000 to May 31, 2001, we experienced increased revenues on a quarterly basis. In addition, during the thirteen consecutive quarterly periods ended May 31, 2001, we experienced twelve quarters of record revenues. Due to a delay in closing three large transactions, revenues for the quarter ended November 30, 1999 were lower than expected. In fiscal years 1999, 2000 and 2001, we achieved net income of $12.1 million, $33.0 million and $33.8 million, respectively. While our goal is to increase revenue and generate net income in future periods, we cannot assure you that our strategy will be successful, that we will experience the rate of revenue growth we experienced from August 31, 1997 to May 31, 2001 in future periods, or that we will continue to maintain positive cash flow or profitability.

     Our revenues are derived from license fees for our software products and fees for services complementary to our products, including software maintenance, consulting and training. Fees for services generally are charged separately from the license fees for our software products. Effective for contracts entered into starting June 1, 1998, we recognize revenues in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition." In December 1998, AcSEC released provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2. These paragraphs of SOP 97-2 and SOP 98-9 became effective for transactions that are entered into fiscal years beginning after March 15, 1999. We recognize maintenance revenues from ongoing customer support and product upgrades ratably over the term of the applicable maintenance agreement, which is typically twelve months. Generally, we receive payments for maintenance fees in advance and they are nonrefundable. We recognize revenues for consulting and training generally when the services are performed.

     For agreements with multiple elements, such as license, maintenance, training and consulting services, we allocate revenue to all undelivered elements usually maintenance and other services, based on objective evidence of its fair value, which is specific to us. Any remaining amount is allocated to the delivered elements and recognized as revenue when the conditions set forth above are met. We recognize revenue allocated to maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract, which is typically twelve months. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to training and consulting services, we recognize revenue as the related services are performed.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenue represented by certain items in our Consolidated Statements of Operations for the periods indicated:

                                                      FISCAL YEAR ENDED MAY 31,
                                                      --------------------------
                                                       1999      2000      2001
                                                      ------    ------    ------
Revenues:
  Software products.................................   75.0%     72.5%     75.0%
  Service and other.................................   25.0      27.5      25.0
                                                      -----     -----     -----
          Total revenues............................  100.0     100.0     100.0
                                                      -----     -----     -----
Costs of revenues:
  Software products.................................    1.9       0.9       1.1
  Service and other.................................    7.2       8.7       8.2
                                                      -----     -----     -----
          Total costs of revenues...................    9.1       9.6       9.3
                                                      -----     -----     -----
Gross margin........................................   90.9      90.4      90.7
                                                      -----     -----     -----
Operating expenses:
  Research and development..........................   21.3      16.7      14.9
  Marketing and sales...............................   41.7      40.3      39.1
  General and administrative........................    9.8       7.1       7.3
                                                      -----     -----     -----
          Total operating expenses..................   72.8      64.1      61.3
                                                      -----     -----     -----
Income from operations..............................   18.1      26.3      29.4
Other income, net...................................    1.7       5.8       7.8
                                                      -----     -----     -----
Income before provision for income taxes............   19.8      32.1      37.2
Income tax provision/(benefit)......................    1.0      (2.2)     13.9
                                                      -----     -----     -----
Net income..........................................   18.8%     34.3%     23.3%
                                                      =====     =====     =====

YEARS ENDED MAY 31, 1999, 2000 AND 2001

  Revenues

     Our total revenues increased 49.2% from $64.4 million in fiscal 1999 to $96.1 million in fiscal 2000 and increased 50.9% to $145.0 million in fiscal 2001. The increase from fiscal years 1999 to 2000 was due primarily to higher revenues from licensing Topic tools and enterprise products. The increase from fiscal years 2000 to 2001 was due primarily to increased revenues from our business portal solutions and our enterprise application businesses and, to a lesser extent, an increase in maintenance and consulting revenues. Software product revenues decreased as a percentage of total revenues from 75.0% in fiscal 1999 to 72.5% in fiscal 2000 and increased to 75.0% in fiscal 2001. Service and other revenues increased as a percentage of total revenues from 25.0% in fiscal 1999 to 27.5% in fiscal 2000 and decreased to 25.0% in fiscal 2001.

     Software products revenues. Our software products revenues increased 44.1% from $48.3 million in fiscal 1999 to $69.7 million in fiscal 2000 and increased 56.1% to $108.7 million in fiscal 2001. The increase from fiscal 1999 to fiscal 2000 was due primarily to higher revenues from licensing Topic tools and enterprise products. The increase from fiscal 2000 to fiscal 2001 was due principally to revenues from our business portal solutions and our enterprise applications businesses.

     Service and other revenues. Our service and other revenues consist primarily of fees for software maintenance, consulting and training. Service and other revenues increased 64.3% from $16.1 million in fiscal 1999 to $26.4 million in fiscal 2000 and increased 37.4% to $36.3 million in fiscal 2001. The increase in service revenues during fiscal years 1999, 2000 and 2001 was due primarily to an increase in maintenance and consulting revenues. Consulting and maintenance revenues increased between the comparable years primarily due to a growth in customer base.

     Revenues derived from foreign operations accounted for 6.4%, 6.8% and 6.3% of total revenues, respectively, in fiscal 1999, 2000 and 2001. Our export sales consist primarily of products licensed for delivery outside of the United States. In fiscal years 1999, 2000 and 2001, export sales accounted for 27.1%, 19.0% and 26.0% of total revenues, respectively.

     No single customer accounted for 10% or more of our revenues during fiscal years 1999, 2000 or 2001. Revenues derived from sales to the federal government and its agencies were 8.1%, 7.8% and 7.4% of total revenues in fiscal years 1999, 2000 and 2001, respectively. Sales to government agencies declined as a percentage of revenues from fiscal 1999 to fiscal 2001, and may continue to decline in the future.

  Costs of Revenues

     Costs of software products. The cost of our software products consist primarily of product media, duplication, manuals, packaging materials, shipping expenses and royalties, and in certain instances, licensing of third-party software incorporated in our products. Costs of our software products decreased 27.8% from $1.2 million in fiscal 1999 to $880,000 in fiscal 2000 and increased 88.1% to $1.7 million in fiscal 2001, representing 2.5%, 1.3% and 1.5%, respectively, of software product revenues. The decrease in absolute dollars from fiscal 1999 through fiscal 2000 was principally related to decreasing costs of third party software components in fiscal 2000. The decrease as a percentage of software product revenue was due primarily to increased software product revenue. The increase in costs and as a percentage of software revenues from fiscal 2000 to fiscal 2001 was primarily attributable to increasing costs of third party software components and costs associated with the introduction of our Portal One and K2 Catalog products. In fiscal 1999, fiscal 2000 and fiscal 2001, we did not capitalize any software development costs since such costs were not material.

     Costs of service and other. Our costs of service and other consists of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. Costs of service and other increased 79.3% from $4.7 million in fiscal 1999 to $8.4 million in fiscal 2000 and increased 41.5% to $11.8 million in fiscal 2001. As a percentage of service and other revenue, these costs represented 29.0%, 31.6% and 32.5% in fiscal years 1999, 2000 and 2001, respectively. The increase in costs of service and other and as a percentage of service and other revenue from fiscal 1999 through fiscal 2001 was primarily related to an increase in the staffing of our technical support and professional services organizations, and to a lesser extent, an increase in training services.

  Operating Expenses

     Research and development. Research and development expenses increased 16.8% from $13.7 million in fiscal 1999 to $16.0 million in fiscal 2000 and increased 35.1% to $21.6 million in fiscal 2001, representing 21.3%, 16.7% and 14.9% of total revenues, respectively. The increase in absolute dollars from fiscal 1999 through fiscal 2001 was primarily due to a significant increase in research and development personnel and outside consulting services to focus on enhancement of existing products and development of new products addressing the business portal market. The decrease in costs as a percentage of revenues during the comparison years was principally related to the increased revenues. We believe that research and development expenses will continue to increase in the future primarily due to the introduction of new products and other anticipated product development efforts. Our future research and development expenses may vary as a percentage of total revenues.

     Marketing and sales. Our marketing and sales expenses consist primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, trade shows, pre-sales customer service and support costs. Marketing and sales expenses increased 44.2% from $26.9 million in fiscal 1999 to

$38.7 million in fiscal 2000 and increased 46.2% to $56.6 million in fiscal 2001, representing 41.7%, 40.3% and 39.1% of total revenues, respectively. These increases in absolute dollars were primarily related to the continuous expansion of our marketing and sales organizations, continued development of our sales distribution channels in the United States and Europe, and outbound marketing activities associated with the branding and advertising of our company. The decrease in costs as a percentage of total revenues during these comparable years was primarily due to the increased revenues. We anticipate that we will continue to make significant investments in marketing and sales.

     General and administrative. General and administrative expenses increased 8.3% from $6.3 million in fiscal 1999 to $6.8 million in fiscal 2000 and increased 55.3% to $10.6 million in fiscal 2001, representing 9.8%, 7.1% and 7.3% of total revenues, respectively. The increase in absolute dollars from fiscal 1999 to fiscal 2001 was primarily due to increases in professional service fees required to support our continued growth, and increased allowances for doubtful accounts associated with higher revenues. The decrease in costs as a percentage of total revenues from fiscal 1999 to fiscal 2000 was principally due to an increase in total revenues. The increase in costs as a percentage of total revenues from fiscal 2000 to fiscal 2001 was generally related to the increased costs in professional services rendered for various tax studies.

INCOME TAXES

     Income tax expense includes U.S. and international income taxes, as well as the provision for U.S. taxes on undistributed earnings of international subsidiaries. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

     Prior to the quarter ended May 31, 2000, we established a valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets. On a quarterly basis, we review the recoverability of the deferred tax assets. At May 31, 1999, we had a valuation allowance totaling $18.9 million against our deferred tax assets. On a regular basis we assess the realizability of net deferred tax assets and at May 31, 2000, we assessed that the realizability of the deferred tax assets was more likely than not and the entire valuation allowance was reversed.

     During the year ended May 31, 2001, we assessed the qualification of our research and development expenses for state and federal research and development tax credits. We expected the tax savings for fiscal 2001 due to research and development tax credits would result in a significantly lower effective tax rate, and accordingly, applied an effective tax rate of 37.5% to the result of our year ended May 31, 2001. We are currently assessing the impact of our research and development expenses on our effective tax rate in future periods.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated statements of operations data, both in dollar amount and as a percentage of total revenues, for each of the eight quarters in the period ended May 31, 2001. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those specifically discussed in "Item 1. Business -- Risk Factors."

                                                                                 QUARTER ENDED
                                              -----------------------------------------------------------------------------------
                                              AUG. 31,   NOV. 30,   FEB. 29,   MAY 31,   AUG. 31,   NOV. 30,   FEB. 28,   MAY 31,
                                                1999       1999       2000      2000       2000       2000       2001      2001
                                              --------   --------   --------   -------   --------   --------   --------   -------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Software products.........................  $14,474    $10,093    $22,514    $22,574   $22,798    $25,558    $28,722    $31,627
  Service and other.........................    5,291      6,624      6,706      7,824     8,492      8,962      9,293      9,583
                                              -------    -------    -------    -------   -------    -------    -------    -------
        Total revenues......................   19,765     16,717     29,220     30,398    31,290     34,520     38,015     41,210
                                              -------    -------    -------    -------   -------    -------    -------    -------
Costs of revenues:
  Software products.........................      144        173        254        309       347        385        378        545
  Service and other.........................    1,620      2,290      2,050      2,397     2,558      2,978      3,074      3,211
                                              -------    -------    -------    -------   -------    -------    -------    -------
        Total costs of revenues.............    1,764      2,463      2,304      2,706     2,905      3,363      3,452      3,756
                                              -------    -------    -------    -------   -------    -------    -------    -------
Gross profit................................   18,001     14,254     26,916     27,692    28,385     31,157     34,563     37,454
                                              -------    -------    -------    -------   -------    -------    -------    -------
Operating expenses:
  Research and development..................    3,726      3,736      4,018      4,537     4,585      4,827      5,849      6,378
  Marketing and sales.......................    8,064      8,718     10,589     11,371    12,024     13,800     14,733     16,080
  General and administrative................    1,580      1,600      1,779      1,888     2,170      2,530      2,949      2,987
                                              -------    -------    -------    -------   -------    -------    -------    -------
        Total operating expenses............   13,370     14,054     16,386     17,796    18,779     21,157     23,531     25,445
                                              -------    -------    -------    -------   -------    -------    -------    -------
Income from operations......................    4,631        200     10,530      9,896     9,606     10,000     11,032     12,009
Other income, net...........................      629      1,490      1,800      1,684     2,271      2,834      3,417      2,813
                                              -------    -------    -------    -------   -------    -------    -------    -------
Income before provision for income taxes....    5,260      1,690     12,330     11,580    11,877     12,834     14,449     14,822
Income tax provision/(benefit)..............      150        150        150     (2,600)    4,632      4,684      5,274      5,632
                                              -------    -------    -------    -------   -------    -------    -------    -------
Net income..................................  $ 5,110    $ 1,540    $12,180    $14,180   $ 7,245    $ 8,150    $ 9,175    $ 9,190
                                              =======    =======    =======    =======   =======    =======    =======    =======
Net income per share -- basic...............  $  0.19    $  0.05    $  0.39    $  0.45   $  0.22    $  0.24    $  0.27    $  0.26
                                              =======    =======    =======    =======   =======    =======    =======    =======
Net income per share -- diluted.............  $  0.16    $  0.04    $  0.34    $  0.39   $  0.20    $  0.23    $  0.25    $  0.25
                                              =======    =======    =======    =======   =======    =======    =======    =======
Number of shares used in per share
  calculation -- basic......................   26,972     30,514     31,159     31,460    32,369     33,449     33,948     34,769
                                              =======    =======    =======    =======   =======    =======    =======    =======
Number of shares used in per share
  calculation -- diluted....................   31,612     35,357     36,306     36,269    36,916     35,846     37,000     36,833
                                              =======    =======    =======    =======   =======    =======    =======    =======

                                                                       AS A PERCENTAGE OF TOTAL REVENUES
                                              -----------------------------------------------------------------------------------
Revenues:
  Software products.........................     73.2%      60.4%      77.0%      74.3%     72.9%      74.0%      75.6%      76.7%
  Service and other.........................     26.8       39.6       23.0       25.7      27.1       26.0       24.4       23.3
                                              -------    -------    -------    -------   -------    -------    -------    -------
        Total revenues......................    100.0      100.0      100.0      100.0     100.0      100.0      100.0      100.0
                                              -------    -------    -------    -------   -------    -------    -------    -------
Costs of revenues:
  Software products.........................      0.7        1.0        0.9        1.0       1.1        1.1        1.0        1.3
  Service and other.........................      8.2       13.7        7.0        7.9       8.2        8.6        8.1        7.8
                                              -------    -------    -------    -------   -------    -------    -------    -------
        Total costs of revenues.............      8.9       14.7        7.9        8.9       9.3        9.7        9.1        9.1
                                              -------    -------    -------    -------   -------    -------    -------    -------
Gross profit................................     91.1       85.3       92.1       91.1      90.7       90.3       90.9       90.9
                                              -------    -------    -------    -------   -------    -------    -------    -------
Operating expenses:
  Research and development..................     18.9       22.3       13.8       14.9      14.7       14.0       15.4       15.5
  Marketing and sales.......................     40.8       52.2       36.2       37.4      38.4       40.0       38.8       39.0
  General and administrative................      8.0        9.6        6.1        6.2       6.9        7.3        7.7        7.2
                                              -------    -------    -------    -------   -------    -------    -------    -------
        Total operating expenses............     67.7       84.1       56.1       58.5      60.0       61.3       61.9       61.7
                                              -------    -------    -------    -------   -------    -------    -------    -------
Income from operations......................     23.4        1.2       36.0       32.6      30.7       29.0       29.0       29.2
Other income, net...........................      3.2        8.9        6.2        5.5       7.3        8.2        9.0        6.8
                                              -------    -------    -------    -------   -------    -------    -------    -------
Income before provision for income taxes....     26.6       10.1       42.2       38.1      38.0       37.2       38.0       36.0
Income tax provision/(benefit)..............      0.7        0.9        0.5       (8.5)     14.8       13.6       13.9       13.7
                                              -------    -------    -------    -------   -------    -------    -------    -------
Net income..................................     25.9%       9.2%      41.7%      46.6%     23.2%      23.6%      24.1%      22.3%
                                              =======    =======    =======    =======   =======    =======    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

     As of May 31, 2001, we had $231.1 million in cash and cash equivalents and available-for-sale securities compared to $154.3 million at May 31, 2000.

     Our operating activities provided cash of $14.9 million, $8.2 million and $47.7 million in fiscal 1999, 2000 and 2001, respectively. Cash provided by operations in fiscal 1999 was primarily due from our net income, an increase in accrued compensation and other accrued liabilities and depreciation and amortization expense partially offset by an increase in accounts receivable. Cash provided in connection with operating activities in fiscal 2000 was principally due from our net income, depreciation and amortization expense, an increase in deferred revenue and accrued compensation and other accrued liabilities, offset mainly by an increase in accounts receivable and the release of the deferred tax assets. Cash provided by operating activities in fiscal 2001 was generally due from our net income, depreciation and amortization expense, an increase in deferred taxes, deferred revenue and accrued compensation and other liabilities, partially offset by an increase in accounts receivable and prepaid and other current assets.

     Cash used in investing activities in fiscal 1999, 2000 and 2001 was $19.6 million, $116.5 million and $76.9 million, respectively, consisting primarily of the purchase of marketable securities partially offset by the sale and maturity of marketable securities.

     Cash provided by financing activities was $7.1 million, $107.6 million and $34.2 million in fiscal 1999, 2000 and 2001, respectively. In fiscal 1999, such financing activities consisted primarily of the sale of common stock to employees through our employee stock purchase plan and proceeds from the exercise of stock options. Financing activities in fiscal 2000 consisted principally of net proceeds of $71.0 million from a public offering of our common stock, the exercise of stock options and the sale of common stock to employees through our employee stock purchase plan. Cash provided by financing activities for fiscal 2001 was primarily due to the exercise of stock options and the sale of common stock to employees through our employee stock purchase plan.

     At May 31, 2001, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $138.9 million. As of May 31, 2001, we had no outstanding debt obligations.

     Capital expenditures, including capital leases, were approximately $577,000, $1.9 million, and $6.2 million in fiscal 1999, 2000 and 2001, respectively. In fiscal 1999, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software. In fiscal 2000, the increase was due principally to the purchases of property and equipment, primarily for computer hardware and software as a result of our increase in headcount during the fiscal year. The increase in capital expenditures in fiscal 2001 was primarily due to the purchases of property and equipment, particularly computer hardware and software. Under our operating leases, we have minimum rental payments of approximately $2.3 million for each of our fiscal years through fiscal 2006. See Note 5 of Notes to our Consolidated Financial Statements.

     We believe that our current cash and cash equivalents and our future cash provided by operations, if any, will provide adequate liquidity to meet our capital and operating requirements for at least the next twelve months. Thereafter, or if our spending plans change, we may find it necessary to seek to obtain additional sources of financing to support our capital needs, but we cannot assure you that such financing will be available on commercially reasonable terms, or at all.

RECENT PRONOUNCEMENTS

     SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for us as of June 1, 2001. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. We believe the adoption of this statement will not have a material impact on our statement of operations.

IMPACT OF EUROPEAN MONETARY CONVERSION

     We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union ("EMU"). One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the euro, as of January 1, 1999, at which date the euro became a functional legal currency of these countries. Through January 1, 2002, business in the EMU member states will be conducted in both the existing national currencies, such as the French franc or the Deutsche mark, and the euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the euro. The adoption of the euro by EMU member states has had no material impact on our operations or financial results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of May 31, 2001, approximately 58% of our total portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

     The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of May 31, 2001:

                                         FY2002     FY2003     FY2004      TOTAL      FAIR VALUE
                                        --------    -------    -------    --------    ----------
                                                             (IN THOUSANDS)
Cash equivalents......................  $ 12,210         --         --    $ 12,210     $ 12,210
Average interest rate.................       3.3%
Short-term investments................  $126,688         --         --    $126,688     $126,688
Average interest rate.................       5.5%
Long-term investments.................        --    $66,940    $25,308    $ 92,248     $ 92,248
Average interest rates................                  5.1%       5.7%

     Foreign Currency Risk. We transact business in various foreign currencies, including the British pound, the German mark, the Dutch guilder, the French franc, the Swedish krona, the Canadian dollar, the South African rand, the Brazilian real, the Singaporean dollar, the Mexican peso, the Australian dollar and the euro. We have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain sales contracts denominated in foreign currency. Under this program, fluctuations in foreign currencies during the period from the signing of the contract until payment are partially offset by realized gains and losses on the hedging instruments. The goal of this hedging program is to lock in exchange rates on our sales contracts denominated in foreign currencies. The notional amount of hedged contracts and the estimated fair value are not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our Consolidated Financial Statements and Notes thereto, and related Financial Schedule, appear on pages 36 to 55 of this Annual Report on Form 10-K and are incorporated by reference herein. Supplementary financial information for the eight quarters ended May 31, 2001 is set forth under "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations" and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL MATTERS

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to our executive officers required by this item is set forth in Part I -- Item 1 of this report under the caption "Executive Officers of the Registrant" and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2001 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement") under the captions "PROPOSAL 1, ELECTION OF DIRECTORS" and "SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Proxy Statement under the captions "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Form:

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
    1.  Financial Statements:
        Report of Independent Accountants...........................    35
        Consolidated Balance Sheets -- As of May 31, 2001 and
          2000......................................................    36
        Consolidated Statements of Operations -- For the Years Ended
          May 31, 2001, 2000 and 1999...............................    37
        Consolidated Statements of Changes in Stockholders'
          Equity -- For the Years Ended May 31, 2001, 2000 and
          1999......................................................    38
        Consolidated Statements of Cash Flows -- For the Years Ended
          May 31, 2001, 2000 and 1999...............................    39
        Notes to Consolidated Financial Statements..................    40
    2.  Financial Statement Schedules -- For the Years Ended May 31,
          1999, 2000 and 2001:
        Schedule II -- Valuation and Qualifying Accounts............    55
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

(b) Reports on Form 8-K:

     None.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Verity, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 34 present fairly, in all material respects, the financial position of Verity, Inc. and its subsidiaries at May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 34 presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
June 15, 2001

                                  VERITY, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                    MAY 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 12,210    $  7,183
  Short-term investments....................................   126,687     109,472
  Trade accounts receivable, net............................    37,741      23,418
  Deferred tax assets.......................................    20,121      20,210
  Prepaid and other current assets..........................     6,788       3,988
                                                              --------    --------
     Total current assets...................................   203,547     164,271
Equipment and leasehold improvements, net...................     7,804       4,773
Long-term investments.......................................    92,248      37,616
Deferred tax assets.........................................        --       6,562
Other assets................................................        --         156
                                                              --------    --------
          Total assets......................................  $303,599    $213,378
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  6,790    $  6,488
  Accrued compensation......................................    11,799       9,327
  Other accrued liabilities.................................     3,793       1,198
  Deferred revenue..........................................    17,073      12,731
                                                              --------    --------
     Total liabilities......................................    39,455      29,744
                                                              --------    --------
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $.001 par value:
  Authorized: 2,000,000 shares in 2001 and 2000
  Issued and outstanding: none
Common stock, $.001 par value:
  Authorized: 200,000,000 shares in 2001 and 100,000,000
     shares in 2000
  Issued and outstanding: 35,158,000 shares in 2001 and
     31,606,000 shares in 2000..............................        35          31
Additional paid-in capital..................................   252,733     207,040
Other comprehensive income (loss)...........................       652        (401)
Retained earnings/(accumulated deficit).....................    10,724     (23,036)
                                                              --------    --------
     Total stockholders' equity.............................   264,144     183,634
                                                              --------    --------
          Total liabilities and stockholders' equity........  $303,599    $213,378
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  VERITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    YEAR ENDED MAY 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------    -------    -------
REVENUES:
  Software products.........................................  $108,705    $69,655    $48,327
  Service and other.........................................    36,330     26,445     16,098
                                                              --------    -------    -------
     Total revenues.........................................   145,035     96,100     64,425
                                                              --------    -------    -------
COSTS OF REVENUES:
  Software products.........................................     1,655        880      1,218
  Service and other.........................................    11,821      8,357      4,660
                                                              --------    -------    -------
     Total costs of revenues................................    13,476      9,237      5,878
                                                              --------    -------    -------
Gross profit................................................   131,559     86,863     58,547
                                                              --------    -------    -------
OPERATING EXPENSES:
  Research and development..................................    21,639     16,017     13,711
  Marketing and sales.......................................    56,637     38,742     26,860
  General and administrative................................    10,636      6,847      6,323
                                                              --------    -------    -------
     Total operating expenses...............................    88,912     61,606     46,894
                                                              --------    -------    -------
Income from operations......................................    42,647     25,257     11,653
Other income, net...........................................    11,343      5,623      1,085
Interest expense............................................        (8)       (20)        (8)
                                                              --------    -------    -------
Income before provision for income taxes....................    53,982     30,860     12,730
Income tax provision/(benefit)..............................    20,222     (2,150)       600
                                                              --------    -------    -------
Net income..................................................  $ 33,760    $33,010    $12,130
                                                              ========    =======    =======
Net income per share -- basic...............................  $   1.00    $  1.10    $  0.50
                                                              ========    =======    =======
Net income per share -- diluted.............................  $   0.92    $  0.95    $  0.44
                                                              ========    =======    =======
Number of shares used in per share calculation -- basic.....    33,634     30,026     24,198
                                                              ========    =======    =======
Number of shares used in per share calculation -- diluted...    36,649     34,886     27,700
                                                              ========    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                  VERITY, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MAY 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                        OTHER         RETAINED
                                                      COMMON STOCK     ADDITIONAL   COMPREHENSIVE     EARNINGS         TOTAL
                                                     ---------------    PAID-IN        INCOME       (ACCUMULATED   STOCKHOLDERS'
                                                     SHARES   AMOUNT    CAPITAL        (LOSS)         DEFICIT)        EQUITY
                                                     ------   ------   ----------   -------------   ------------   -------------
Balances, May 31, 1998.............................  23,130    $ 24     $ 92,200       $    7         $(68,176)      $ 24,055
Issuance of common stock:
  Upon exercise of stock options...................   1,806       2        5,338           --               --          5,340
  Under employee stock purchase plan...............     676      --        1,820           --               --          1,820
Stock compensation.................................      --      --           54           --               --             54
Unrealized gain on investments.....................      --      --           --           20               --             20
Net income.........................................      --      --           --           --           12,130         12,130
                                                     ------    ----     --------       ------         --------       --------
Balances, May 31, 1999.............................  25,612      26       99,412           27          (56,046)        43,419
Issuance of common stock:
  Upon exercise of stock options...................   2,293       2       10,577           --               --         10,579
  Under employee stock purchase plan...............     402      --        3,074           --               --          3,074
  Secondary offering...............................   3,279       3       69,309           --               --         69,312
Deferred tax benefit from disqualified
  dispositions.....................................      20      --       24,668           --               --         24,668
Unrealized loss on investments.....................      --      --           --         (428)              --           (428)
Net income.........................................      --      --           --           --           33,010         33,010
                                                     ------    ----     --------       ------         --------       --------
Balances, May 31, 2000.............................  31,606      31      207,040         (401)         (23,036)       183,634
Issuance of common stock:
  Upon exercise of stock options...................   3,393       4       30,364           --               --         30,368
  Under employee stock purchase plan...............     159      --        3,733           --               --          3,733
  Secondary offering...............................      --      --           20           --               --             20
Deferred tax benefit from disqualified
  dispositions.....................................      --      --       11,576           --               --         11,576
Unrealized gain on investments.....................      --      --           --        1,053               --          1,053
Net income.........................................      --      --           --           --           33,760         33,760
                                                     ------    ----     --------       ------         --------       --------
Balances, May 31, 2001.............................  35,158    $ 35     $252,733       $  652         $ 10,724       $264,144
                                                     ======    ====     ========       ======         ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  VERITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED MAY 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  33,760   $  33,010   $ 12,130
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      3,185       2,797      2,646
     Noncash restructuring charges..........................         --        (229)      (514)
     Provision for doubtful accounts........................      1,163         621        639
     Deferred income taxes..................................     19,336     (26,772)        --
     Amortization of discount on securities.................     (1,030)       (286)      (963)
     Changes in operating assets and liabilities:
       Trade accounts receivable............................    (15,966)     (7,062)    (3,026)
       Prepaid and other current assets.....................     (2,887)     (2,565)       345
       Accounts payable.....................................        381       2,757         40
       Accrued compensation and other accrued liabilities...      5,438       2,383      3,243
       Deferred revenue.....................................      4,350       3,556        327
                                                              ---------   ---------   --------
          Net cash provided by operating activities.........     47,730       8,210     14,867
                                                              ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of equipment and leasehold improvements.......     (6,184)     (1,873)      (577)
  Purchases of investments..................................   (640,872)   (465,554)   (99,664)
  Maturity of investments...................................    323,692     219,531     52,775
  Proceeds from sale of investments.........................    246,438     131,408     27,852
                                                              ---------   ---------   --------
          Net cash used in investing activities.............    (76,926)   (116,488)   (19,614)
                                                              ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the sale of common stock net of issuance
     costs..................................................     34,155     107,633      7,214
  Principal payments on notes payable and capital lease
     obligations............................................         --          --       (151)
                                                              ---------   ---------   --------
          Net cash provided by financing activities.........     34,155     107,633      7,063
                                                              ---------   ---------   --------
Effect of exchange rate changes on cash.....................         68         (79)        86
                                                              ---------   ---------   --------
Net increase (decrease) in cash and cash equivalents........      5,027        (724)     2,402
Cash and cash equivalents, beginning of period..............      7,183       7,907      5,505
                                                              ---------   ---------   --------
Cash and cash equivalents, end of period....................  $  12,210   $   7,183   $  7,907
                                                              =========   =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $       4   $      20   $      8
  Cash paid during the period for income taxes..............  $     286   $     237   $     82

  The accompanying notes are an integral part of these consolidated financial statements.

                                  VERITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. NATURE OF OPERATIONS

     Verity, Inc. (the "Company") develops, markets and supports products for corporate intranets, extranets, corporate portals, online publishers and e-commerce providers, and original equipment manufacturer (OEM) toolkits for independent software vendors (ISVs). Verity's comprehensive and integrated product family enables enterprise-wide document indexing, classification, search and retrieval, organization and navigation, viewing, personalized dissemination, and hybrid online and CD/DVD publishing all from the same underlying Verity information index. The Company markets and sells its software and services to commercial end users across many industries and government entities through multiple distribution channels, including direct sales and telesales organizations, primarily in the United States and Europe and a worldwide network of value added resellers and system integrators.

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

  Accounting estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Examples include provisions for returns, concessions and bad debts, and the length of product life cycles. Actual results could differ from those estimates.

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

                                  VERITY, INC.

computers are depreciated over three years, software is depreciated up to two years, and furniture and fixtures are depreciated over five years. Leasehold improvements and leased assets are amortized on a straight-line basis over the lesser of their estimated useful life or the lease term. Gains and losses upon asset disposal are taken into income in the year of disposition.

     The Company periodically evaluates the carrying value of equipment and leasehold improvements to be held and used when events and circumstances warrant such a review. The carrying value of equipment and leasehold improvements is considered impaired when the anticipated undiscounted cash flows from the asset is separately identifiable and is less than the asset's carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

  Intangible assets

     Intangible assets consist primarily of goodwill and purchased software. Goodwill and purchased software are amortized on a straight-line basis over their estimated useful lives, generally four years and three years, respectively. Intangible assets are included in other assets.

     On a regular basis, the Company assesses the value of recorded goodwill and other intangible assets for possible impairment based primarily on the ability to recover the balances from expected future cash flows on an undiscounted basis. If the sum of the expected future cash flows on an undiscounted basis were less than the carrying amount of the intangible asset, an impairment loss would be recognized for the amount by which the carrying value of the intangible asset exceeds its estimated fair value. The Company has not recorded any provisions for possible impairment of goodwill or intangible assets.

  Research and development costs

     Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. Such costs are amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight line basis over 12 to 18 months. The Company regularly evaluates estimated net realizable value of costs and records write-downs for any product for which the net book value is in excess of discounted cashflows. In fiscal 1999, 2000 and 2001, the Company did not capitalize any software development costs since such costs were not significant.

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

     The Company recognizes revenues in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition," as amended. The Company records revenue from licensing of software products when evidence of an arrangement exists, the fee is fixed and determinable, collection is probable and delivery of the product has occurred. For agreements, which include multiple elements, such as license, maintenance, training and consulting services, the Company allocates revenue to all undelivered elements, usually maintenance and other services, based on objective

                                  VERITY, INC.

evidence of its fair value, which is specific to the Company. Any remaining amount is allocated to the delivered elements and recognized as revenue when the conditions set forth above are met. The Company recognizes revenue allocated to maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract, which is typically twelve months. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to training and consulting services, the Company recognizes revenue as the related services are performed. The Company recognizes product revenue from royalty payments upon receipt of quarterly royalty reports from OEMs related to their product sales for the previous quarter.

  Income taxes

     Income tax expense includes U.S. and international income taxes, as well as the provision for U.S. taxes on undistributed earnings of international subsidiaries. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

     Verity recognizes deferred taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     During the year ended May 31, 2001, the Company assessed the qualification of its research and development expenses for state and federal research and development tax credits. The Company expected the tax savings for fiscal 2001 due to research and development tax credits would result in a significantly lower effective tax rate, and accordingly, applied an effective tax rate of 37.5% to the result of its year ended May 31, 2001. The Company is currently assessing the impact of its research and development expenses on its effective tax rate in future periods.

  Certain risks and concentrations

     The Company's products are concentrated in the electronic information search and retrieval software industry, which is highly competitive and rapidly changing. A number of companies offer competitive products addressing certain of the Company's target markets and act as direct competitors of the Company. The Company is dependent on the success of its strategic partners to obtain its competitive edge.

     Revenue is mainly derived from relatively large sales to a limited number of customers, representing significant exposure to the loss of a major customer or any reduction in orders by such customers, significant technological changes in the industry, and the infringement or expropriation of proprietary intellectual property rights or patents. In addition, a significant portion of the Company's revenue is derived from international sales, and therefore exposes the Company to fluctuation of the U.S. dollar against foreign currencies or local economic conditions.

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

                                  VERITY, INC.

     The Company sells products to companies in North America, Europe, Asia, South Africa, South America and Australia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company also performs an analysis of the expected collectibility of accounts receivable and makes an allowance for doubtful accounts receivable when necessary. The Company maintains allowances for potential losses and such losses have been within management's expectations. For the fiscal year ended May 31, 2000, one customer accounted for 26.0% of total accounts receivable balance. Three customers accounted for 14.1%, 13.9% and 13.0% of total accounts receivable balance at May 31, 2001. No customer accounted for more than 10% of the total revenue in any period reported.

  Foreign currency translation

     The Company translates the accounts of its foreign branches and subsidiaries using historical rates for nonmonetary assets and current rates for monetary assets. Remeasurement gains and losses from the translation of these branches and those that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in the statements of operations. The Company's foreign branches and subsidiaries use the U.S. dollar as their functional currency as the U.S. parent exclusively funds the branches and subsidiaries' operations with U.S. dollars and has substantive control over local operations. The net gain (loss) on foreign currency remeasurement and exchange rate changes for fiscal years 2001, 2000 and 1999, which is included in other income (expense) net on the accompanying statements of operations, was ($772,000), ($440,000) and $175,000, respectively.

  Fair value of financial instruments

     Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable approximate fair value due to their short maturities. The fair value of the Company's investments is set forth in Note 3.

  Computation of net income per share

     Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of stock options.

  Comprehensive income

     The Company has adopted SFAS 130. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Other comprehensive income for all periods presented consists of unrealized gains and losses on available-for-sale securities.

  Reclassification

     The Company has reclassified certain amounts in the prior years' financial statements to conform to the current year's presentation.

  Recent accounting pronouncements

     SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Company as of June 1, 2001. SFAS 133 requires that an entity recognize all

                                  VERITY, INC.

derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The adoption of this statement will not have a material impact on the Company's statement of operations.

 3. INVESTMENTS

     As of May 31, 2000, available-for-sale securities consist of the following (in thousands):

                                                            GROSS
                                             AMORTIZED    UNREALIZED      FAIR
                                               COST         LOSSES       VALUE
                                             ---------    ----------    --------
Corporate commercial paper -- short-term...  $109,723       $(251)      $109,472
Corporate commercial paper -- long-term....    37,766        (150)        37,616
                                             --------       -----       --------
          Total investments................  $147,489       $(401)      $147,088
                                             ========       =====       ========

     As of May 31, 2001, available-for-sale securities consist of the following (in thousands):

                                                            GROSS
                                             AMORTIZED    UNREALIZED      FAIR
                                               COST         GAINS        VALUE
                                             ---------    ----------    --------
Corporate commercial paper -- short-term...  $126,085       $  602      $126,687
Corporate commercial paper -- long-term....    91,687       $  561        92,248
                                             --------       ------      --------
          Total investments................  $217,772       $1,163      $218,935
                                             ========       ======      ========

     At May 31, 2001, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year.............................................  $126,687
After one year through three years..........................    92,248
                                                              --------
                                                              $218,935
                                                              ========

 4. BALANCE SHEET DETAIL

  Trade receivables

     As of May 31, 2001 and 2000, the balance of trade receivables is as follows (in thousands):

                                                               MAY 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
Trade receivables......................................  $ 39,091    $ 24,318
Allowance for doubtful accounts........................    (1,350)       (900)
                                                         --------    --------
                                                         $ 37,741    $ 23,418
                                                         ========    ========

                                  VERITY, INC.

  Equipment and leasehold improvements

     As of May 31, 2001 and 2000, equipment and leasehold improvements consist of the following (in thousands):

                                                               MAY 31,
                                                         --------------------
                                                           2001        2000
                                                         --------    --------
Computer equipment.....................................  $ 15,090    $ 12,201
Furniture and fixtures.................................     5,321       4,243
Leasehold improvements.................................     5,310       3,644
                                                         --------    --------
                                                           25,721      20,088
Less accumulated depreciation and amortization.........   (17,917)    (15,315)
                                                         --------    --------
                                                         $  7,804    $  4,773
                                                         ========    ========

     Depreciation expense for fiscal years 2001, 2000 and 1999 was $3,185,000, $2,797,000 and $2,444,000, respectively.

     At May 31, 2000 and 2001, there were no assets under capital leases.

 5. COMMITMENTS AND CONTINGENCIES

  Commitments

     The Company leases various facilities and vehicles under noncancelable operating leases expiring through November 2005. Under the terms of the leases, the Company is responsible for taxes, insurance and normal maintenance costs. Under its primary operating facility lease, the Company may extend the lease term for an additional five years by providing written notice of its exercise of this option no later than six months before the expiration of the lease term. The Company has subleased certain of its space to other companies for various periods through 2002.

     At May 31, 2001, future minimum rental payments and receipts under the operating leases are as follows (in thousands):

                                                            RENTAL     SUBLEASE
               FISCAL YEAR ENDING MAY 31,                  PAYMENTS     INCOME
               --------------------------                  --------    --------
2002.....................................................  $ 3,260      $1,088
2003.....................................................    2,811          --
2004.....................................................    2,523          --
2005.....................................................    2,132          --
2006.....................................................      992          --
                                                           -------      ------
                                                           $11,718      $1,088
                                                           =======      ======

     Rent expense, excluding sublease income, for fiscal years 2001, 2000 and 1999 was $1,849,000, $1,522,000, and $1,346,000 respectively.

  Contingencies

     In December 1999, a number of complaints were filed in the United States District Court for Northern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock during the period between December 1 and December 14, 1999. The complaints name as defendants the Company and certain of its directors and officers, asserting that they violated federal securities laws by misrepresenting the Company's business and earnings growth ability to continue to achieve profitable growth, and failing to disclose certain information about our business. The

                                  VERITY, INC.

complaints were consolidated into a single action, and in August 2000, the complaint was dismissed without prejudice with leave to amend. The plaintiffs re-filed an amended complaint, and the Company filed a motion to dismiss this amended complaint on October 27, 2000. By order dated February 13, 2001, the court granted the motion in part and denied it in part. The court dismissed with prejudice all claims except a single claim relating to alleged communications with a securities analyst near the end of the Company's second fiscal 2000 quarter. The court restricted pretrial discovery to the single remaining claim. On July 24, 2001, council for plaintiffs agreed to voluntarily dismiss the action with prejudice, and without an award of costs or fees to any party. The court ordered the case dismissed on July 27, 2001.

     On June 7, 2001, the Company filed a complaint in federal district court in the Northern District of California, San Jose Division, against BroadVision, Inc. BroadVision is a software company that the Company in the past has licensed to distribute the Company's copyrighted software known as the Verity Developer Kit ("VDK"). The Company alleges in its complaint that under the terms of the parties' licenses, BroadVision was authorized to distribute certain limited portions of VDK as an embedded component of specified software applications of BroadVision. The Company further alleges that BroadVision has distributed portions of VDK that it was not authorized to distribute, failed to prevent end users from accessing unlicensed functions and encouraged end users to make use of unlicensed functions of VDK. The Company further alleges that it terminated its license with BroadVision on April 24, 2001 and that BroadVision no longer has any right to distribute any portion of VDK.

     Based on the foregoing allegations, the Company has asserted claims against BroadVision for copyright infringement, declaratory relief, unfair competition, interference with economic advantage, breach of contract, and breach of the implied covenant of good faith and fair dealing. The Company seeks by its complaint, among other things, an injunction to prohibit BroadVision from further distribution of VDK, damages, including statutory damages, according to proof based on BroadVision's unauthorized distribution of VDK and attorneys' fees.

     BroadVision answered the Company's complaint on June 28, 2001 and denied the material allegations of the Complaint and asserted affirmative defenses to the Company's claims. BroadVision also asserted a counterclaim alleging that the Company had breached the parties' license and the implied covenant of good faith and fair dealing contained therein (1) by failing to pay BroadVision referral fees that it claims the Company owes to BroadVision for BroadVision's efforts in securing the sale of Verity Advanced K-2 Search Modules; and (2) by failing to provide support to BroadVision for VDK after the Company terminated the parties' license. BroadVision seeks by its complaint, among other things, damages according to proof, a declaration that BroadVision has not breached the parties' license and attorneys' fees.

     The Company answered BroadVision's counterclaim on July 23, 2001 and denied the material allegations of the counterclaim and asserted various affirmative defenses to BroadVision's claims.

     The action is currently in the early stages and no formal discovery has yet been conducted. A case management conference has been set for October 9, 2001 at which time the Court will likely enter a scheduling order and set a trial date.

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

                                  VERITY, INC.

 6. STOCKHOLDERS' EQUITY

  1995 Stock Option Plan

     In July 1995, the Company adopted the Amended and Restated 1995 Stock Option Plan, which amended and restated the 1988 Stock Option Plan. In September 1998, September 1999 and September 2000, the Company's stockholders approved an increase to the number of shares reserved under the 1995 Stock Option Plan to a total of 8,122,000, 10,122,000 and 12,122,000 shares, respectively.

     Under the terms of the Plan, incentive options may be granted at prices not lower than the fair market value at the date of grant, while nonqualified options may be granted at prices not lower than 85% of fair market value at the date of grant as determined by the Board of Directors. Incentive and non-statutory options, which are granted to stockholders who own more than 10% of the total combined voting power of all classes of Company's stock are granted at not less than 110% of the fair market value of the shares at the date of grant. The term of options granted to the stockholders who own more than 10% of the total combined voting power of all classes of stock of the Company is five years from the date of grant or shorter term as provided in the written option agreement.

     Common shares purchased under the Plan are subject to the Company's right of repurchase, which generally lapses as to 12.5% of the shares six months from the grant date and thereafter ratably over the remainder of a 3 1/2 year period at the holder's original purchase price. Thereafter, the Company has the right of first refusal to purchase such shares. At May 31, 2001, 2000 and 1999, the Company had 84, 9,793 and 1,156 shares, respectively, subject to the Company's right to repurchase. As of May 31, 2001, 517,000 shares of common stock were available for grant under the 1995 Stock Option Plan.

  1996 Nonstatutory Stock Option Plan

     In February 1996, the Company's Board of Directors approved the 1996 Nonstatutory Stock Option Plan. The terms of the 1996 Nonstatutory Stock Option Plan are substantially the same as those of the 1995 Stock Option Plan. In fiscal years 1999, 2000 and 2001, the Company increased the number of shares reserved under the Plan to 5,720,000, 8,420,000 and 12,700,000 shares of common stock, respectively, for issuance to certain employees and consultants of the Company. As of May 31, 2001, 691,000 shares of common stock were available for grant under the 1996 Nonstatutory Stock Option Plan.

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

     At the initiation of the Plan, each current outside director was automatically granted an option to purchase 40,000 shares of common stock at the following annual meeting of stockholders. Each new outside director is automatically granted an option to purchase shares of the Company's common stock at the time of annual meeting following their appointment. Thereafter, at each annual meeting of the stockholders, outside directors who have previously received options will receive a new option to purchase 40,000 shares of the Company's common stock. The exercise price of the options in all cases will be equal to the fair market value of the Company's common stock at the date of grant. Options granted under the Director's Plan are immediately exercisable, but vest over four years and generally must be exercised within ten years. In September 1999, the Company's stockholders approved an increase to the number of shares reserved under the Outside Director's Plan to a total of 1,000,000 shares. As of May 31, 2001, 540,000 shares of common stock were available for grant under this plan.

                                  VERITY, INC.

  1997 Stock Option Plan for Verity Canada

     In May 1997, the Company's Board of Directors authorized the adoption of the 1997 Stock Option Plan for Verity Canada. The terms of the 1997 Stock Option Plan for Verity Canada are substantially the same as those of the 1995 Stock Option Plan. In May and October 1999, the Company increased the number of shares reserved under the 1997 Plan to a total of 1,180,000 and 1,480,000 shares, respectively. In June and December 2000, the Company increased the number of shares reserved under the 1997 Plan to a total of 1,980,000 and 2,250,000 shares, respectively. As of May 31, 2001, 415,000 shares of common stock were available for grant under the 1997 Stock Option Plan for Verity Canada.

  Activity under stock option plans

     Activity under the above stock option plans is set forth below:

                                                            OPTIONS OUTSTANDING
                                                  ---------------------------------------
                                                                WEIGHTED
                                                                 AVERAGE
                                      SHARES                    PRICE PER
                                    AVAILABLE       SHARES        SHARE         TOTAL
                                    ----------    ----------    ---------    ------------
Balances, May 31, 1998............   3,468,000     5,914,000     $ 2.91      $ 17,229,000
  Shares reserved under plans.....   3,900,000
  Options granted.................  (5,604,000)    5,604,000     $ 9.78        54,802,000
  Options canceled................     618,000      (618,000)    $ 3.60        (2,223,000)
  Options exercised...............          --    (1,806,000)    $ 2.96        (5,339,000)
                                    ----------    ----------                 ------------
Balances, May 31, 1999............   2,382,000     9,094,000     $ 7.09        64,469,000
  Shares reserved under plans.....   5,600,000
  Options granted.................  (6,567,000)    6,567,000     $31.99       210,075,000
  Options canceled................     648,000      (648,000)    $12.34        (7,999,000)
  Options exercised...............          --    (2,293,000)    $ 4.61       (10,577,000)
                                    ----------    ----------                 ------------
Balance, May 31, 2000.............   2,063,000    12,720,000     $20.12       255,968,000
  Shares reserved under plans.....   7,051,000
  Options granted.................  (8,418,000)    8,418,000     $23.69       199,341,000
  Options canceled................   1,467,000    (1,467,000)    $24.41       (35,806,000)
  Options exercised...............          --    (3,394,000)    $ 8.95       (30,366,000)
                                    ----------    ----------                 ------------
Balances, May 31, 2001............   2,163,000    16,277,000     $23.91      $389,137,000
                                    ==========    ==========                 ============

  Common stock option plans

     The following table summarizes information with respect to stock options outstanding at May 31, 2001:

                         OPTIONS OUTSTANDING             OPTIONS NOT SUBJECT TO
                 ------------------------------------   REPURCHASE UPON EXERCISE
                                WEIGHTED                ------------------------
                                AVERAGE      WEIGHTED                  WEIGHTED
                 NUMBER AT     REMAINING     AVERAGE     NUMBER AT     AVERAGE
   RANGE OF       MAY 31,     CONTRACTUAL    EXERCISE     MAY 31,      EXERCISE
EXERCISE PRICE      2001      LIFE (YEARS)    PRICE        2001         PRICE
--------------   ----------   ------------   --------   -----------   ----------
$ 1.00 - $ 4.99..  1,545,000      4.93        $ 3.40     1,055,000      $ 3.39
$ 5.00 - $16.49..  5,079,000      7.00        $14.35     1,961,000      $14.88
$16.50 - $29.99..  2,081,000      7.10        $24.38       741,000      $26.29
$30.00 - $53.00..  7,572,000      6.80        $34.37     3,854,000      $33.67
                 ----------       ----        ------     ---------      ------
                 16,277,000       6.46        $19.13     7,611,000      $19.56
                 ==========                              =========

                                  VERITY, INC.

  Employee stock purchase plan

     In July 1995, the Company's Board of Directors approved the 1995 Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance to eligible employees. In September 1999, the Company's stockholders approved an increase to 4,000,000 shares of common stock, respectively. The Employee Stock Purchase Plan permits eligible employees to purchase shares of the Company's common stock at 85% of the lesser of fair market value of the common stock on the first day of the offering period or the last day of the purchase period. As of May 31, 2001, 2,511,000 shares of the Company's common stock have been issued under the plan and 1,489,000 shares remained available for purchase.

  Pro forma stock-based compensation

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Company's stock option plans or Employee Stock Purchase Plan. Had compensation cost for the Company's stock option plans and Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in fiscal years 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share for fiscal years 2001, 2000 and 1999 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                               FISCAL YEARS
                                                      -------------------------------
                                                        2001        2000       1999
                                                      --------    --------    -------
Net income applicable to common stockholders -- as
  reported..........................................  $ 33,760    $ 33,010    $12,130
                                                      ========    ========    =======
Net income applicable to common stockholders -- pro
  forma.............................................  $(67,098)   $(25,148)   $ 1,929
                                                      ========    ========    =======
Net income per share -- basic -- as reported........  $   1.00    $   1.10    $  0.50
                                                      ========    ========    =======
Net income per share -- diluted -- as reported......  $   0.92    $   0.95    $  0.44
                                                      ========    ========    =======
Net income per share -- basic -- pro forma..........  $  (1.99)   $  (0.84)   $  0.08
                                                      ========    ========    =======
Net income per share -- diluted -- pro forma........  $  (1.99)   $  (0.84)   $  0.07
                                                      ========    ========    =======

     The above pro forma disclosures are not necessarily representative of the effects on reported net income for future years.

     The aggregate fair value and weighted average fair value of each option granted in fiscal years 2001, 2000 and 1999 were $140.2 million, $145.9 million and $36.8 million, and $16.65, $21.13 and $13.14, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for fiscal years 2001, 2000 and 1999:

                                                          2001        2000       1999
                                                        ---------    -------    -------
Expected volatility...................................        100%       100%        90%
Risk-free interest rate...............................        5.4%       6.8%       5.7%
Expected life.........................................  3.5 years    3 years    4 years
Expected dividend yield...............................        0.0%       0.0%       0.0%

                                  VERITY, INC.

     The Company has also estimated the fair value for the purchase rights under the Employee Stock Purchase Plan using the Black-Scholes Model with the following assumptions for fiscal years 2001, 2000 and 1999:

                                               2001               2000               1999
                                         ----------------   ----------------   ----------------
Expected volatility....................        100%               100%               90%
Risk-free interest rate................        5.4%               6.8%               5.7%
Expected life..........................  .50 - 1.00 years   .50 - 1.00 years   .50 - 1.00 years
Expected dividend yield................        0.0%               0.0%               0.0%

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

 7. INCOME TAXES

     Income tax expense includes U.S. and international income taxes, as well as the provision for U.S. taxes on undistributed earnings of international subsidiaries. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

     Income before taxes consist of the following (in thousands):

                                                        FISCAL YEARS
                                                -----------------------------
                                                 2001       2000       1999
                                                -------    -------    -------
Domestic......................................  $52,689    $28,669    $ 9,899
Foreign.......................................    1,293      2,191      2,831
                                                -------    -------    -------
                                                $53,982    $30,860    $12,730
                                                =======    =======    =======

     Details of the income tax provision (benefit) for fiscal years 2001, 2000 and 1999 consist of the following (in thousands):

                                                            MAY 31,
                                                   --------------------------
                                                    2001       2000      1999
                                                   -------    -------    ----
Current:
  Federal........................................  $14,095    $    --    $243
  State..........................................    1,476         20      55
  Foreign........................................      598        600     302
                                                   -------    -------    ----
                                                    16,169        620     600
                                                   -------    -------    ----
Deferred:
  Federal........................................    3,650     (2,392)     --
  State..........................................      403       (346)     --
  Foreign........................................       --        (32)     --
                                                   -------    -------    ----
                                                     4,053     (2,770)     --
                                                   -------    -------    ----
                                                   $20,222    $(2,150)   $600
                                                   =======    =======    ====

                                  VERITY, INC.

     The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                           FISCAL YEARS
                                                      -----------------------
                                                      2001     2000     1999
                                                      -----    -----    -----
Income tax benefit at statutory rates...............   35.0%    35.0%    34.0%
State income taxes net of federal benefit...........    3.5      3.2      0.4
Non-deductible expenses.............................    2.6      0.6      0.1
Foreign taxes.......................................    0.1      2.5      0.1
Release of valuation allowance......................    0.0    (44.5)      --
Research and development credit.....................   (5.2)    (3.7)      --
Net operating loss (benefited) not benefited........    1.5       --    (29.7)
                                                      -----    -----    -----
Effective tax rate..................................  37.50%    (6.9)%    4.9%
                                                      =====    =====    =====

     The components of the net deferred tax asset are (in thousands):

                                                                MAY 31,
                                                           ------------------
                                                            2001       2000
                                                           -------    -------
Deferred tax assets:
  Accumulated depreciation...............................  $ 2,272    $ 2,237
  Accrued compensation...................................    1,831      1,115
  Other accruals and allowance for doubtful accounts.....      851      1,065
  Research and development credits.......................    8,338      4,262
  Net operating loss carryforwards.......................    6,829     18,093
                                                           -------    -------
     Net deferred........................................  $20,121    $26,772
                                                           =======    =======

     As of May 31, 2001, the Company had approximately $18,720,000 and $5,543,000 of net operating loss carryforwards for federal and California purposes, respectively, to offset future taxable income. The tax benefits associated with these net operating loss carry forwards has been recorded to additional paid-in-capital account as they arose from the exercise and/or disposition of stock options.

     Under the Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited in the future if the Company incurs a cumulative ownership change of more than 50%, as defined, over a three year period. The Company also has federal and state research and development tax credit carryforwards of approximately $5,836,000 and $2,502,000, respectively, at May 31, 2001. These carryforwards expire in the years 2001 to 2021 if not utilized.

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

                                  VERITY, INC.

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

     In connection with Mr. Sbona's service as President and CEO, an employee of the Company, the Compensation Committee of the Company's Board also granted to him an option to purchase 700,000 shares of the Company's common stock, at an exercise price of $2.563 per share. In October 1998, the Company's Board granted Mr. Sbona another option to purchase additional 520,000 shares of the Company's common stock, at an exercise price of $3.813 per share. In May 1999, the Company's Board granted Mr. Sbona another option to purchase additional 420,000 shares of the Company's common stock, at an exercise price of $16.250 per share. In October 1999 and January 2000, the Company's Board granted Mr. Sbona options to purchase 606,000 and 394,000 of the Company's common stock, at an exercise price of $30.75 and $31.75 per share, respectively. In July and December 2000, the Company's Board granted Mr. Sbona options to purchase 407,000 and 400,000 of the Company's common stock, at an exercise price of $36.38 and $13.94 per share, respectively. The shares subject to such options will vest entirely upon certain change of control transactions or upon a termination of Mr. Sbona without cause. The options will also remain exercisable for one year following the termination of Mr. Sbona's services.

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

     On February 10, 2000, the Company extended its agreement with Regent Pacific Management Corporation through August 31, 2001. This is the third amendment to the retainer agreement between Regent Pacific Management Corporation and Verity, Inc. since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continues to provide the services of Gary J. Sbona as Chairman and Chief Executive Officer of Verity, and continues to provide additional Regent Pacific management services to the Company. The agreement provides Verity with an option to further extend the term of this agreement through February 2002.

     On March 12, 2001, the Company extended its agreement with Regent Pacific Management Corporation until August 31, 2002. This is the fourth amendment to the retainer agreement between Regent Pacific Management Corporation and Verity, Inc. since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continues to provide the services of Gary J. Sbona as Chairman and Chief Executive Officer of Verity, and continues to provide additional Regent Pacific management services to The Company. The agreement provides Verity with an option to further extend the term of this agreement through February 2003. This agreement may be cancelled at the option of the board after February 2003.

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

                                  VERITY, INC.

10. COMPUTATION OF NET INCOME PER SHARE

     Basic and diluted net income per share are calculated as follows for fiscal years 2001, 2000 and 1999 (in thousands, except per share amounts):

                                                        FISCAL YEARS
                                                -----------------------------
                                                 2001       2000       1999
                                                -------    -------    -------
Basic:
  Weighted average common shares outstanding
     (basic)..................................   33,634     30,026     24,198
  Net income applicable to common
     stockholders.............................  $33,760    $33,010    $12,130
  Net income per share........................  $  1.00    $  1.10    $  0.50
Diluted:
  Weighted average common shares outstanding
     (basic)..................................   33,634     30,026     24,198
  Dilutive effect of common stock equivalent
     shares...................................    3,015      4,860      3,502
                                                -------    -------    -------
  Weighted average common shares outstanding
     (diluted)................................   36,649     34,886     27,700
                                                =======    =======    =======
  Net income applicable to common
     stockholders.............................  $33,760    $33,010    $12,130
  Net income per share........................  $  0.92    $  0.95    $  0.44

11. BUSINESS SEGMENT, FOREIGN SALES AND OPERATIONS, AND MAJOR CUSTOMERS

     The Company operates in one business segment and develops, markets and supports products for corporate intranets, extranets, corporate portals, online publishers and e-commerce providers, and original equipment manufacturer (OEM) toolkits for independent software vendors (ISVs). Verity's comprehensive and integrated product family enables enterprise-wide document indexing, classification, search and retrieval, organization and navigation, viewing, personalized dissemination, and hybrid online and CD/DVD publishing all from the same underlying Verity information index.

     The Company has sales and marketing operations located outside the United States in the Netherlands, United Kingdom, France, Germany, Sweden, South Africa, Mexico, Singapore, Australia, a joint investment partnership in Brazil and a development and technical support operation in Canada. Foreign branch and subsidiary revenues consist primarily of maintenance and consulting services and is being allocated based on foreign branch and subsidiary location.

        FINANCIAL DATA BY           UNITED                OTHER
        GEOGRAPHICAL AREA           STATES     EUROPE    FOREIGN    ELIMINATIONS     TOTAL
        -----------------           -------    ------    -------    ------------    -------
                                                        (IN THOUSANDS)
Revenues:
  1999............................   60,334    4,091         --            --        64,425
  2000............................   89,666    6,434         --            --        96,100
  2001............................  136,336    8,699         --            --       145,035
Income from operations:
  1999............................   21,018    2,800         73       (12,238)       11,653
  2000............................   36,638    2,673       (156)      (13,898)       25,257
  2001............................   61,652    3,324      1,913       (24,241)       42,648
Long-lived assets:
  1999............................    5,204      414        387            --         6,005
  2000............................    4,125      350        453            --         4,928
  2001............................    5,211      951      1,642            --         7,804

                                  VERITY, INC.

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

     Included in software product revenues for the United States are export sales of approximately $37,710,000, $18,307,000 and $17,464,000 in fiscal years 2001, 2000 and 1999, respectively.

     No single customer accounted for 10% or more of the Company's revenue during fiscal years 2001, 2000 and 1999. Revenues from the federal government and its agencies were $10,729,000, $7,467,000 and $5,216,000 for fiscal years 2001, 2000 and 1999, respectively.

                          SCHEDULE II -- VERITY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  AMOUNTS
                                                   BALANCE AT    CHARGED TO                  BALANCE
                                                   BEGINNING     PROFIT AND                  AT END
                   DESCRIPTION                      OF YEAR         LOSS       DEDUCTIONS    OF YEAR
                   -----------                     ----------    ----------    ----------    -------
Allowance for Bad Debts:
  Year ended May 31, 1999
     Allowance for doubtful accounts.............   $   706       $    639       $(445)      $   900
  Year ended May 31, 2000
     Allowance for doubtful accounts.............   $   900       $    621       $(621)      $   900
  Year ended May 31, 2001
     Allowance for doubtful accounts.............   $   900       $  1,163       $(713)      $ 1,350

Allowance for Deferred Tax Assets:
  Year ended May 31, 1999
     Valuation Allowance.........................   $17,004       $  1,883       $  --       $18,887
  Year ended May 31, 2000
     Valuation Allowance.........................   $18,887       $(18,887)      $  --       $    --
  Year ended May 31, 2001
     Valuation Allowance.........................   $    --       $     --       $  --       $    --

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VERITY, INC.

Date: August 6, 2001                      By:       /s/ GARY J. SBONA
                                            ------------------------------------
                                                 (Chief Executive Officer)

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

                     SIGNATURE                                     TITLE                      DATE
                     ---------                                     -----                      ----
                 /s/ GARY J. SBONA                      Chief Executive Officer and      August 6, 2001
---------------------------------------------------        Chairman of the Board
                   Gary J. Sbona                       (Principal Executive Officer)

            /s/ ANTHONY J. BETTENCOURT                     President and Director        August 6, 2001
---------------------------------------------------
              Anthony J. Bettencourt

                /s/ TODD K. YAMAMI                    Vice President, Chief Financial    August 6, 2001
---------------------------------------------------               Officer
                  Todd K. Yamami                          and Assistant Secretary
                                                      (Principal Financial Officer and
                                                       Principal Accounting Officer)

               /s/ STEVEN M. KRAUSZ                               Director               August 6, 2001
---------------------------------------------------
                 Steven M. Krausz

             /s/ STEPHEN A. MACDONALD                             Director               August 6, 2001
---------------------------------------------------
               Stephen A. MacDonald

             /s/ CHARLES P. WAITE, JR.                            Director               August 6, 2001
---------------------------------------------------
               Charles P. Waite, Jr.

                /s/ KARL C. POWELL                                Director               August 6, 2001
---------------------------------------------------
                  Karl C. Powell

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
 3.1       Restated Certificate of Incorporation of the Company.(20)
 3.2       By-Laws.(20)
 3.3       Certificate of Retirement of Series of Preferred Stock.(2)
 3.4       Certificate of Designation, Preferences and Rights of Series
           A Preferred Stock.(2)
 3.5       Certificate of Amendment of Certificate of Incorporation of
           Verity, Inc., dated September 21, 1999 and filed with the
           Secretary of State of the State of Delaware.(13)
 4.1       Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)
 4.2       Form of Rights Agreement between Verity, Inc. and First
           National Bank of Boston dated September 18, 1996.(3)
 4.3       First Amendment to Rights Agreement dated as of July 23,
           1999 among Verity, Inc. and BankBoston, N.A.(15)
10.1       Form of Indemnification Agreement for directors and
           officers.(1),(4)
10.2       Amended and Restated 1995 Stock Option Plan and forms of
           agreements thereunder.(4),(5)
10.3       1995 Employee Stock Purchase Plan, as amended.(4),(21)
10.4       1995 Outside Directors Stock Option Plan, as amended, and
           forms of agreement thereunder.(4),(17)
10.5       1996 Non-Statutory Stock Option Plan, as amended.(4),(19)
10.6       1997 Non-Statutory Stock Option Plan for Verity, Canada, as
           amended.(4),(19)
10.18      Lease Agreement between Ross Drive Investors and the Company dated January 22, 1996.(6)
10.19      Retainer Agreement between Regent Pacific Management
           Corporation and Verity, Inc. dated July 31, 1997.(4),(7)
10.21      Employment Agreement between Anthony J. Bettencourt and the
           Company dated August 28, 1997.(4),(8)
10.22      Security and Loan Agreement between Imperial Bank and the
           Company dated November 30, 1997.(9)
10.23      Amendment to Retainer Agreement between Regent Pacific
           Management Corporation and Verity, Inc. dated April 13,
           1998.(4),(10)
10.24      Amendment to Security and Loan Agreement between Imperial
           Bank and the Company dated November 15, 1998.(11)
10.25      Amendment to Employment Agreement between Anthony J.
           Bettencourt and the Company dated October 6, 1998.(4),(11)
10.26      Amendment to Retainer Agreement between Regent Pacific
           Management Corporation and Verity, Inc. dated March 12,
           1999.(4),(12)
10.27      Amendment to Retainer Agreement between Regent Pacific
           Management Corporation and Verity, Inc. dated February 9,
           2000.(4),(14)
10.28      Amendment to Employment Agreement between Anthony J.
           Bettencourt and the Company dated September 23,
           1999.(4),(18)
10.29      Amendment to Retainer Agreement between Regent Pacific
           Management Corporation and Verity, Inc. dated March 12,
           2001.(4),(19)
10.30      Promissory Note dated January 2, 2001 given by Anthony
           Bettencourt in favor of Verity, Inc.(4),(19)
10.31      Promissory Note dated January 2, 2001 given by Todd Yamami in favor of Verity, Inc.(4),(19)
10.32      Amendment to Employment Agreement between Anthony J.
           Bettencourt and the Company dated September 29, 2000.(4)
21.1       Subsidiaries of the Company.
23.1       Consent of PricewaterhouseCoopers LLP.

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

 (3) Incorporated by reference from Exhibit No. 1 to the Company's Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996.

 (4) Management contract or compensatory plan or arrangement required to be filed as an exhibit.

 (5) With respect to the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed October 22, 1999. With respect to the form of agreements under the Amended and Restated 1995 Stock Option Plan, incorporated by reference to such agreements filed as exhibits with corresponding exhibit number from the Company's Form 10-Q for the quarter ended August 31, 1996.

 (6) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-Q for the quarter ended February 29, 1996.

 (7) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-K for the year ended May 31, 1997.

 (8) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-Q for the quarter ended August 31, 1997.

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

(15) Incorporated by reference from Exhibit No. 99.2 to the Company's Form 8-K as filed with the Securities and Exchange Commission on July 29, 1999.

(16) Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed October 22, 1999.

(17) With respect to the 1995 Outside Directors Stock Option Plan, as amended, incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 filed October 22, 1999. With respect to the form of agreements under the 1995 Outside Directors Stock Option Plan, as amended, incorporated by reference to such agreements filed as exhibits with corresponding exhibit number from the Company's Registration Statement (No. 33-96228), declared effective on October 5, 1995.

(18) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-K for the year ended May 31, 2000.

(19) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-Q for the quarter ended February 28, 2001.

(20) Incorporated by reference from the exhibits with corresponding numbers from the Company's Form 10-Q for the quarter ended November 30, 2000.

(21) Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed December 11, 2000.