Form 10-Q
period 2001-08-31
VERITY INC \DE\
filed 2001-10-03
CIK 949956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 0-26880

Verity, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0182779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

894 Ross Drive

Sunnyvale, California 94089
(408) 541-1500
(Address and telephone number of principal executive offices)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑           No  ☐

      The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 35,368,000 as of September 30, 2001.

VERITY, INC.

FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.      Financial Statements

VERITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	August 31,	May 31,
	2001	2001

	(Unaudited)

ASSETS

Current assets:

Cash and cash equivalents	$14,401	$12,210

Short-term investments	107,313	126,687

Trade accounts receivable, net	23,161	37,741

Deferred tax assets	21,633	20,121

Prepaid and other	7,076	6,788

Total current assets	173,584	203,547

Property and equipment, net	8,652	7,804

Long-term investments	116,186	92,248

Total assets	$298,422	$303,599

Current liabilities:

Accounts payable	$7,585	$6,790

Accrued compensation	7,690	11,799

Other accrued liabilities	2,866	3,793

Deferred revenue	14,087	17,073

Total current liabilities	32,228	39,455

Commitments and contingencies (Note 6)

Stockholders’ equity:

Preferred stock, $0.001 par value:
Authorized: 2,000,000 shares Issued and outstanding: none

Common stock, $0.001 par value:
Authorized: 200,000,000 shares

Issued and outstanding: 35,158,000 shares as of May 31, 2001 and 35,562,000 shares as of August 31, 2001.	36	35

Additional paid-in capital	256,538	252,733

Other comprehensive income	1,362	652

Retained earnings	8,258	10,724

Total stockholders’ equity	266,194	264,144

Total liabilities and stockholders’ equity	$298,422	$303,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	August 31,

	2001	2000

	(Unaudited)

Revenues:

Software products	$10,267	$22,798

Service and other	9,838	8,492

Total revenues	20,105	31,290

Costs of revenues:

Software products	542	347

Service and other	3,046	2,558

Total costs of revenues	3,588	2,905

Gross profit	16,517	28,385

Operating expenses:

Research and development	5,936	4,585

Marketing and sales	14,598	12,024

General and administrative	2,832	2,170

Total operating expenses	23,366	18,779

Income (loss) from operations	(6,849)	9,606

Other income, net	2,870	2,271

Income (loss) before provision for income taxes	(3,979)	11,877

Provision for (benefit from) income taxes	(1,512)	4,632

Net income (loss)	$(2,467)	$7,245

Net income (loss) per share — basic	$(0.07)	$0.22

Net income (loss) per share — diluted	$(0.07)	$0.20

Number of shares — basic	35,362	32,369

Number of shares — diluted	35,362	36,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	August 31,

	2001	2000

	(Unaudited)

Cash flows from operating activities:

Net income (loss)	$(2,467)	$7,245

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,129	625

Deferred income taxes	—	4,321

Provision for (recovery of) doubtful accounts	(123)	6

Amortization of discount on securities	(100)	(305)

Changes in operating assets and liabilities:

Trade accounts receivable	15,167	(2,558)

Prepaid and other current assets	(1,531)	(1,296)

Accounts payable	730	595

Accrued compensation and other accrued liabilities	(5,197)	223

Deferred revenue	(3,022)	513

Net cash provided by operating activities	4,586	9,369

Cash flows from investing activities:

Acquisition of property and equipment	(1,981)	(610)

Purchases of marketable securities	(148,433)	(119,468)

Maturity of marketable securities	78,651	39,900

Proceeds from sale of marketable securities	65,828	57,483

Net cash used in investing activities	(5,935)	(22,695)

Cash flows from financing activities:

Proceeds from the sale of common stock, net	3,817	12,240

Net cash provided by financing activities	3,817	12,240

Effect of exchange rate changes on cash	(277)	(4)

Net increase (decrease) in cash and cash equivalents	2,191	(1,090)

Cash and cash equivalents, beginning of period	12,210	7,183

Cash and cash equivalents, end of period	$14,401	$6,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of August 31, 2001 and for the three months ended
August 31, 2000 and 2001 and thereafter is unaudited)

1.     Interim Financial Data (Unaudited)

      The unaudited condensed consolidated financial statements for Verity, Inc. (the “Company” or “Verity”) as of August 31, 2001 and for the quarters ended August 31, 2000 and 2001 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements contained in the Company’s Annual Report on Form 10-K for the year ended May 31, 2001.

      The Company’s balance sheet as of May 31, 2001 was derived from the Company’s audited financial statements, but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

2.     Computation of Net Income (Loss) and Earnings Per Share

      Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. All common equivalent shares have been excluded from the computation of diluted net loss per share for the three months ended August 31, 2001 because the effect would be anti-dilutive.

      Basic and diluted net income (loss) per share are calculated as follows for the three months ended August 31, 2000 and 2001 (in thousands, except per share data):

	Three Months Ended
	August 31,

	2001	2000

Basic:

Weighted-average shares	35,362	32,369

Net income (loss)	$(2,467)	$7,245

Net income (loss) per share	$(0.07)	$0.22

Diluted:

Weighted-average shares	35,362	32,369

Common equivalent shares from stock options	—	4,547

Shares used in per share calculation	35,362	36,916

Net income (loss)	$(2,467)	$7,245

Net income (loss) per share	$(0.07)	$0.20

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Comprehensive Income

      The Company has adopted SFAS 130, “Reporting Comprehensive Income;” however, the effects of the adoption were immaterial to all periods presented.

4.     Business Segment

      The Company has sales and marketing operations located outside the United States in the Netherlands, United Kingdom, France, Germany, Sweden, South Africa, Mexico, Singapore, Australia, a joint investment partnership in Brazil and a development and a technical support operation in Canada. Foreign branch and subsidiary revenues consist primarily of maintenance and consulting services and is being allocated based on foreign branch and subsidiary location.

	Three Months Ended
	August 31,

	2001	2000

Revenues:

USA	$17,181	$29,459

Europe	2,733	1,831

ROW	191	—

Consolidated	$20,105	$31,290

Long-lived assets:

USA	$6,115	$3,930

Europe	968	546

ROW	1,569	462

Consolidated	$8,652	$4,938

      Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Long-lived assets of geographic areas are those assets used in the Company’s operations in each area.

      No single customer accounted for more than 10% of the Company’s revenues for the three months ended August 31, 2000 and 2001. Revenues derived from sales to the federal government and its agencies were 6.5% and 6.4% of the Company’s total revenues for the three months ended August 31, 2000 and 2001, respectively.

5.     Recent Accounting Pronouncements

      SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, became effective for the Company as of June 1, 2001. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The adoption of this statement did not have a material impact on our statement of operations.

6.     Commitments and Contingencies

      In December 1999, a number of complaints were filed in the United States District Court for Northern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock during the period between December 1 and December 14, 1999. The

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complaints name as defendants Verity and certain of its directors and officers, asserting that they violated federal securities laws by misrepresenting Verity’s business and earnings growth, ability to continue to achieve profitable growth, and failing to disclose certain information about our business. The complaints were consolidated into a single action, and in August 2000, the complaint was dismissed without prejudice with leave to amend. The plaintiffs re-filed an amended complaint, and Verity filed a motion to dismiss this amended complaint on October 27, 2000. By order dated February 13, 2001, the court granted the motion in part and denied it in part. The court dismissed with prejudice all claims except a single claim relating to alleged communications with a securities analyst near the end of Verity’s second fiscal 2000 quarter. The court restricted pretrial discovery to the single remaining claim. On July 24, 2001, council for plaintiffs agreed to voluntarily dismiss the action with prejudice, and without an award of costs or fees to any party. The court ordered the case dismissed on July 27, 2001.

      On June 7, 2001, Verity filed a complaint in federal district court in the Northern District of California, San Jose Division, against BroadVision, Inc. (Case No. C01-20501-PVT-ADR). BroadVision is a software company that Verity in the past has licensed to distribute Verity’s copyrighted software known as the Verity Developer Kit (“VDK”). Verity alleges in its complaint that under the terms of the parties’ licenses, BroadVision was authorized to distribute certain limited portions of VDK as an embedded component of specified software applications of BroadVision. Verity further alleges that BroadVision has distributed portions of VDK that it was not authorized to distribute, failed to prevent end users from accessing unlicensed functions and encouraged end users to make use of unlicensed functions of VDK. Verity further alleges that it terminated its license with BroadVision on April 24, 2001 and that BroadVision no longer has any right to distribute any portion of VDK.

      Based on the foregoing allegations, Verity has asserted claims against BroadVision for copyright infringement, declaratory relief, unfair competition, interference with economic advantage, breach of contract, and breach of the implied covenant of good faith and fair dealing. Verity seeks by its complaint, among other things, an injunction to prohibit BroadVision from further distribution of VDK, damages, including statutory damages, according to proof based on BroadVision’s unauthorized distribution of VDK and attorneys’ fees.

      BroadVision answered Verity’s complaint on June 28, 2001 and denied the material allegations of the Complaint and asserted affirmative defenses to Verity’s claims. BroadVision also asserted a counterclaim alleging that Verity had breached the parties’ license and the implied covenant of good faith and fair dealing contained therein (1) by failing to pay BroadVision referral fees that it claims Verity owes to BroadVision for BroadVision’s efforts in securing the sale of Verity Advanced K-2 Search Modules; and (2) by failing to provide support to BroadVision for VDK after Verity terminated the parties’ license. BroadVision seeks by its complaint, among other things, damages according to proof, a declaration that BroadVision has not breached the parties’ license and attorneys’ fees.

      Verity answered BroadVision’s counterclaim on July 23, 2001 and denied the material allegations of the counterclaim and asserted various affirmative defenses to BroadVision’s claims.

      The action is currently in the early stages and no formal discovery has yet been conducted. A case management conference has been set for October 9, 2001 at which time the Court will likely enter a scheduling order and set a trial date.

      The Company intends to defend all of these actions vigorously. However, there can be no assurance that any of the complaints discussed above will be resolved without costly litigation, or in a manner that is not materially adverse to Verity’s financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and related notes, which appear in our Annual Report on Form 10-K for the fiscal year ended May 31, 2001. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading “— Risk Factors” below.

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

      There has been a general downturn in the economy, which increased during the first quarter of fiscal 2002. This has caused an increasing number of prospective customers to cancel, delay or downsize capital spending related business projects, due to budgetary and worldwide economic pressures within their businesses. This downturn has negatively impacted our results for fiscal 2002 revenues. As a result, on August 9, 2002 we publicly announced that we expected to report a net loss for the first quarter of fiscal 2002, which was in fact reported. We are undertaking cost-cutting measures we deem prudent in this economic environment but expect that this downturn will continue to have an impact on our financial results.

      Our revenues are derived from license fees for our software products and fees for services complementary to our products, including software maintenance, consulting and training. Fees for services generally are charged separately from the license fees for our software products. Effective for contracts entered into starting June 1, 1998, we recognize revenues in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 97-2, “Software Revenue Recognition.” In December 1998, AcSEC released provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2. These paragraphs of SOP 97-2 and SOP 98-9 became effective for transactions that are entered into fiscal years beginning after March 15, 1999. We recognize maintenance revenues from ongoing customer support and product upgrades ratably over the term of the applicable maintenance agreement, which is typically twelve months. Generally, we receive payments for maintenance fees in advance and they are nonrefundable. We recognize revenues for consulting and training generally when the services are performed.

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

Results of Operations

      The following table sets forth the percentage of total revenues represented by certain items in our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended
	August 31,

	2001	2000

	(Unaudited)

Revenues:

Software products	51.1%	72.9%

Service and other	48.9	27.1

Total revenues	100.0	100.0

Costs of revenues:

Software products	2.7	1.1

Service and other	15.1	8.2

Total costs of revenues	17.8	9.3

Gross profit	82.2	90.7

Operating expenses:

Research and development	29.5	14.7

Marketing and sales	72.6	38.4

General and administrative	14.1	6.9

Total operating expenses	116.2	60.0

Income (loss) from operations	(34.0)	30.7

Other income, net	14.2	7.3

Income (loss) before provision for income taxes	(19.8)	38.0

Provision for (benefit from) income taxes	(7.5)	14.8

Net income (loss)	(12.3)%	23.2%

Revenues

      Our total revenues decreased 35.7% from $31.3 million for the three months ended August 31, 2000, to $20.1 million for the three months ended August 31, 2001. The decrease for the three-month period ended August 31, 2001 was attributable to the impact of the slowdown in worldwide economic conditions resulting in customers canceling, delaying and downsizing capital spending, partly offset by increased service and other revenue derived from our installed base.

      Software product revenues. Software product revenues decreased 55.0% from $22.8 million for the three months ended August 31, 2000 to $10.3 million for the three months ended August 31, 2001. The decrease for the three months ended August 31, 2001 in comparison to the same period in fiscal 2000 was primarily a result of the decline in the economy and uncertainty surrounding information technology capital spending.

      Service and other revenues. Our service and other revenues consist primarily of fees for software, maintenance, consulting and training. Service and other revenues increased 15.9% from $8.5 million for the three months ended August 31, 2000 to $9.8 million for the three months ended August 31, 2001. The increase in service and other revenues for the comparable periods was primarily due to an increase in maintenance revenue resulting from the renewal of existing maintenance contracts from prior period software revenue arrangements and increased consulting revenue due to growth of customer base.

      Service and other revenues from foreign operations accounted for 6.0% and 16.2% of total revenues for three months ended August 31, 2000 and 2001, respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. For the three months ended August 31, 2000 and 2001, export sales accounted for 21.1% and 21.6% of total revenues, respectively. We expect that revenues derived from foreign operations and export sales will continue to vary in future periods as a percentage of total revenues.

      No single customer accounted for more than 10% of our revenues for the three months ended August 31, 2000 and 2001. Revenues derived from sales to the federal government and its agencies were 6.5% and 6.4% of our total revenues for the three months ended August 31, 2000 and 2001, respectively. We expect that revenues from such government sales will continue to vary in future periods as a percentage of revenues.

Costs of Revenues

      Costs of software products. The cost of our software products consists primarily of product media, duplication, manuals, packaging materials, shipping expenses and royalties, and in certain instances, licensing of third-party software incorporated in our products. Costs of software products increased 56.2% from $347,000 for the three months ended August 31, 2000 to $542,000 for the same comparable period in fiscal 2002, representing 1.5% and 5.3%, respectively, of the software product revenues. The increase in absolute dollars and as a percentage of software product revenues was primarily attributable to increasing costs of third party software components. We are currently re-negotiating third party software contracts. We cannot assure you that such re-negotiations will be executed in a timely and successful manner, which can have a material adverse effect on our business, results of operations and financial condition. In addition, during fiscal 2001 and 2002, we did not capitalize any software development costs since such costs were not material.

      Costs of service and other. Our costs of service and other revenues consist of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. Costs of service and other revenues increased 19.1% from $2.6 million for the three months ended August 31, 2000 to $3.0 million for the same comparable period in fiscal 2002, representing 30.1% and 31.0%, respectively, of service and other revenues during these periods. The increase in absolute dollars and as a percentage of service and other revenues during the three months ended August 31, 2001 as compared to the same period in fiscal 2001 was due to an increase in the staffing of our professional services organization.

Operating Expenses

      Research and development. Research and development expenses increased 29.5% from $4.6 million for the three months ended August 31, 2000 to $5.9 million for the three months ended August 31, 2001, representing 14.7% and 29.5%, respectively, of total revenues for these periods. The increase in absolute dollars for the three-month period ended August 31, 2001 was primarily due to an increase in research and development personnel and outside consulting services to focus on enhancement of existing products and development of new products addressing the business portal market. The increase in research and development expenses as a percentage of total revenues for the three-month period ended August 31, 2001, was primarily due to a decrease in revenues for the quarter, further influenced by an increase in research and development expenses in absolute dollars. We believe that research and development expenses may increase in the future primarily due to the introduction of new products and other anticipated product development efforts. Our future research and development expenses may continue to vary as a percentage of total revenues.

      Marketing and sales. Marketing and sales expenses increased 21.4% from $12.0 million for the three months ended August 31, 2000, to $14.6 million for the three months ended August 31, 2001, representing 38.4% and 72.6%, respectively, of total revenues during these periods. The increase in absolute dollars for the three-month period ended August 31, 2001, was primarily related to the continued development of our sales distribution channels in the United States and Europe. The increase in marketing and sales expenses as a percentage of total revenues for the three-month period ended August 31, 2001, was primarily due to a decrease in revenues for the quarter, further influenced by an increase in marketing and sales expenses in absolute dollars. We anticipate that we will continue to make a strong investment in marketing and sales.

      General and administrative. General and administrative expenses increased 30.5% from $2.2 million in the three months ended August 31, 2000, to $2.8 million for the three months ended August 31, 2001, representing 6.9% and 14.1%, respectively, of total revenues. The increase in absolute dollars for the three months ended August 31, 2001 was generally related to the increased costs in professional services rendered for legal matters and various tax studies. The increase in general and administrative expenses as a percentage of total revenues for the three-month period ended August 31, 2001, was primarily due to a decrease in revenues for the quarter, further influenced by an increase in general and administrative expenses in absolute dollars.

Income Taxes

      Income tax expense includes U.S. and foreign income taxes, as well as the provision for U.S. taxes on undistributed earnings of international subsidiaries. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

      Prior to the quarter ended May 31, 2000, we established a valuation allowance against our deferred tax assets due to the uncertainty surrounding the realization of such assets. On a regular basis we assess the realizability of net deferred tax assets and at May 31, 2000, we assessed that the realizability of the deferred tax assets was more likely than not and the entire valuation allowance of $18.9 million was reversed.

      During the quarter ended August 31, 2001, we assessed the qualification of our research and development expenses for state and federal research and development tax credits. We expect the tax savings for fiscal 2002 due to research and development tax credits to result in a marginally lower effective tax rate and accordingly applied an effective tax rate of 38.0% to the result of our quarter ended August 31, 2001. We will continually reassess the impact of our research and development expenses on our effective tax rate in future periods.

Liquidity and Capital Resources

      As of August 31, 2001, we had $237.9 million in cash and cash equivalents and available-for-sale securities compared to $231.1 million at May 31, 2001.

      Our operating activities provided cash of $9.4 million and $4.6 million for the three months ended August 31, 2000 and 2001, respectively. Cash provided in connection with operating activities for the three months ended August 31, 2000 was primarily due to our net income, and an increase in liabilities offset in part by an increase in accounts receivable and other current assets. Cash provided by operating activities in the three months ended August 31, 2001 was primarily due to a decrease in accounts receivable, partially offset by our net loss and a decrease in accrued compensation and deferred revenue.

      Our investing activities used cash of $22.7 million and $5.9 million for the three months ended August 31, 2000 and August 31, 2001, respectively. For the three months ended August 31, 2000 and 2001, cash used by investing activities consisted primarily of purchases of marketable securities and capital expenditures, partially offset by proceeds from the sale and maturity of marketable securities.

      Cash provided by financing activities was $12.2 million and $3.8 million for the three months ended August 31, 2000 and 2001, respectively. Cash provided by financing activities for the three months ended August 31, 2000 and 2001 was from the sale of common stock as a result of stock options exercised.

      At August 31, 2001, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $121.7 million. As of August 31, 2001, we had no outstanding debt obligations.

      Capital expenditures were approximately $0.6 million and $2.0 million for the three months ended August 31, 2000 and 2001, respectively. For the three months ended August 31, 2000 and 2001, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software. The increase in capital expenditures for the three months ended August 31, 2001 was principally due to the purchase of additional property and equipment to support our current infrastructure.

      We believe that our current cash and cash equivalents and our funds generated from operations, if any, will provide adequate liquidity to meet our capital and operating requirements through at least fiscal 2003. Thereafter, or if our spending plans change, we may find it necessary to seek to obtain additional sources of financing to support our capital needs, but we cannot assure you that such financing will be available on commercially reasonable terms, or at all.

Recent Accounting Pronouncements

      SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, became effective for the Company as of June 1, 2001. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. The adoption of this statement did not have a material impact on our statement of operations.

Impact of European Monetary Conversion

      We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, as of January 1, 1999, at which date the Euro became a functional legal currency of these countries. During the subsequent three years, business in the EMU member states has been and will continue to be conducted in both the existing national currencies, such as the French franc or the Deutsche mark, and the Euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. The adoption of Euro by EMU member states has had no material impact on our operations or financial results.

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

Risks Related to Our Business

We have recently sustained a loss and we may not be able to return to profitability

      We sustained a loss for the three months ended August 31, 2001. Despite our financial performance in the three years prior to the last quarter, we have in the past also incurred significant losses and substantial negative cash flow. In the future, our revenues may decline, remain flat, or grow at a rate slower than was experienced in periods prior to last quarter and, on a quarter-to-quarter basis, our net sales may decline, remain flat or grow at a significantly lower rate than our recent historical quarterly growth rate, especially in light of the recent economic slowdown. To achieve revenue growth, we must:

•	increase market acceptance of our products;

•	respond effectively to competitive developments;

•	attract, retain and motivate qualified personnel; and

•	upgrade our technologies and commercialize our products and services incorporating such technologies.

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

Our revenues and operating results may fluctuate in future periods, which could adversely affect our stock price

      The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. We expect our stock price to vary with our operating results and, consequently, any adverse fluctuations in our operating results could have an adverse effect on our stock price. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include:

•	the downturn in capital spending by customers as a result of the recent economic slowdown;

•	the size and timing of orders;

•	changes in the budget or purchasing patterns of corporations and government agencies, foreign country exchange rates, or pricing pressures from competitors;

•	increased competition in the software and Internet industries;

•	the introduction and market acceptance of new technologies and standards in search and retrieval, Internet, document management, database, networking, and communications technology;

•	variations in sales channels, product costs, the mix of products sold, or the success of quality control measures;

•	the integration of people, operations, and products from acquired businesses and technologies;

•	changes in operating expenses and personnel;

•	the overall trend toward industry consolidation; and

•	changes in general economic conditions and specific economic conditions in the computer and software industries.

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

We have been sued, and are at risk of future securities class action litigation, due to our past and expected stock price volatility

      In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in December 1999 our stock price dramatically declined, and a number of lawsuits were filed against us. See “Part II, Item 1. Legal Proceedings” for a description of these lawsuits. Because we expect our stock price to continue to fluctuate significantly, we may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.

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

We face intense competition from companies with significantly greater financial, technical, and marketing resources, which could adversely affect our ability to maintain or increase sales of our products

      The business portal software market is intensely competitive and we cannot assure you that we will maintain our current position of market share. A number of companies offer competitive products addressing this market. We compete with Alta Vista, Autonomy, Convera, Inktomi, Dataware, Hummingbird/ PC Docs/ Fulcrum, Infoseek, Lotus, Mercado, Viador, Epicentric, Thunderstone and Microsoft, among others. We also compete indirectly with database vendors, such as Oracle, that offer information search and retrieval capabilities with their core database products and web platform companies, such as Netscape.

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

We rely on Regent Pacific Management Corporation for the management of Verity, and the loss of these services could adversely affect our business

      Regent Pacific Management Corporation, a management firm of which Gary J. Sbona is chief executive officer, provides management services for our company. The management services provided under our agreement with Regent Pacific include the services of Mr. Sbona, as chairman of the board and chief executive officer, and other Regent Pacific personnel as part of Verity’s management team. Gary J. Sbona is also deemed an employee of our company under common law. On March 12, 2001 we extended our agreement with Regent Pacific Management Corporation through August 31, 2002. This is the fourth amendment to the retainer agreement between Regent Pacific Management Corporation and Verity, Inc. since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continues to provide the services of Gary J. Sbona as Chairman and Chief Executive Officer of Verity, and continues to provide additional Regent Pacific management services to our company. The agreement provides us with an option to further extend the term of this agreement through February 2003. This agreement may be cancelled at the option of the board after February 2003. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during the transition phase to a new management. Similarly, if any adverse change in Verity’s relationship with Regent Pacific occurs, it could hinder management’s ability to direct our business and materially and adversely affect our results of operations and financial condition.

Our business may suffer due to risks associated with international sales

      Historically, our foreign operations and export sales account for a significant portion of our annual revenues. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

•	difficulties in complying with regulatory requirements and standards;

•	tariffs and other trade barriers;

•	costs and risks of localizing products for foreign countries;

•	reliance on third parties to distribute our products;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	limits on repatriation of earnings; and

•	burdens of complying with a wide variety of foreign laws.

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

      Service and other revenues derived from foreign operations accounted for 6.4%, 6.7%, 6.3%, and 16.2% of total revenues, respectively, in fiscal 1999, 2000, 2001, and the quarter ended August 31, 2001, respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. In fiscal years 1999, 2000, 2001, and the quarter ended August 31, 2001, export sales accounted for 27.1%, 19.0%, 26.0%, and 21.6% of total revenues, respectively. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below. See Note 4 of Notes to Condensed Consolidated Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our international revenues, income from operations and long-lived assets by geographic region.

A significant portion of our revenues is derived from sales to the federal government, which are subject to budget cuts and, consequently, the potential loss of revenues upon which we have historically relied

      Revenues derived from sales to the federal and state governments and their agencies were 8.1%, 7.8%, 7.4%, and 6.4% of total revenues in fiscal years 1999, 2000, 2001, and the quarter ended August 31, 2001, respectively. Future reductions in United States spending on information technologies could have a material adverse effect on our operating results. Sales to government agencies declined as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

      We embed our basic search engine in key OEM application products and, therefore, our sales of information retrieval products depend on our ability to maintain compatibility with these OEM applications. We cannot assure you that we will be able to maintain compatibility with these vendors’ products or continue to be the search technology of choice for OEMs. The failure to maintain compatibility with or be selected by OEMs would materially and adversely affect our sales. Further, the failure of the products of our key OEM partners to achieve market acceptance could have a material adverse effect on our results of operations.

Our software products are complex and may contain errors that could damage our reputation and decrease sales

      Our complex software products may contain errors that may be detected at any point in the products’ life cycles. We have in the past discovered software errors in some of our products and have experienced delays in shipment of products during the period required to correct these errors. We cannot assure you that, despite our testing and quality assurance efforts and similar efforts by current and potential customers, errors will not be found. The discovery of an error may result in loss of or delay in market acceptance and sales, diversion of development resources, injury to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on our business, results of operations and financial condition. Although we generally attempt by contract to limit our exposure to incidental and consequential damages, and to cap our liabilities to our proceeds under the contract, if a court fails to enforce the liability limiting provisions of our contracts for any reason, or if liabilities arise which are not effectively limited, our operating results could be materially and adversely affected.

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

      Effective copyright and trade secret protection may be unavailable or limited in some foreign countries. To license our products, we frequently rely on “shrink wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of several jurisdictions. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for any such breach. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may be able to develop products that are equal or superior to our products without infringing on any of our intellectual property rights.

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

Potential acquisitions may have unexpected consequences or impose additional costs on us

      Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we will address the need to develop new products is through acquisitions of complementary businesses and technologies. From time to time, we consider and evaluate potential business combinations both involving our acquisition of another company and transactions involving the sale of Verity through, among other things, a possible merger or consolidation of our business into that of another entity. Acquisitions involve numerous risks, including the following:

•	difficulties in integration of the operations, technologies, and products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	accounting consequences, including changes in purchased research and development expenses, resulting in variability in our quarterly earnings;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	the potential loss of key employees of the acquired company; and

•	the assumption of unforeseen liabilities of the acquired company.

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

      The business of most of our customers would be seriously harmed if:

•	use of the Internet, the Web and other online services does not continue to increase or increases more slowly than expected;

•	the infrastructure for the Internet, the Web and other online services does not effectively support expansion that may occur; or

•	the Internet, the Web and other online services do not create a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for our products and services.

Capacity constraints may restrict the use of the Internet as a commercial marketplace, which would restrict our growth

      The Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons. These include:

•	potentially inadequate development of the necessary communication and network infrastructure, particularly if rapid growth of the Internet continues;

•	delayed development of enabling technologies and performance improvements;

•	delays in the development or adoption of new standards and protocols; and

•	increased governmental regulation.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock will fluctuate and you may lose all or part of your investment

      Our common stock is quoted for trading on the Nasdaq National Market. The market price for our common stock may continue to be highly volatile for a number of reasons including:

•	future announcements concerning Verity or its competitors;

•	quarterly variations in operating results;

•	announcements of technological innovations;

•	the introduction of new products or changes in product pricing policies by us or competitors;

•	proprietary rights or other litigation; and

•	changes in earnings estimates by analysts or other factors.

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

We have implemented certain anti-takeover provisions that may prevent or delay an acquisition of Verity that might be beneficial to our stockholders

      Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	establishment of a classified board of directors such that not all members of the board may be elected at one time;

•	the ability of the board of directors to issue without stockholder approval up to 2,000,000 shares of preferred stock to increase the number of outstanding shares and thwart a takeover attempt;

•	no provision for cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	limitations on who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

      In September 1996, our board of directors adopted a Share Purchase Rights Plan, commonly referred to as a “poison pill.” In addition, the anti-takeover provisions of Section 203 of the Delaware General Corporations Law and the terms of our stock option plan may discourage, delay or prevent a change in control of Verity.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

      Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of August 31, 2001, approximately 48% of our portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

      The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of August 31, 2001:

	FY2002	FY2003	FY2004	FY2005	Total	Fair Value

	(In thousands)

Cash equivalents	$14,401	—	—	—	$14,401	$14,401

Average interest rate	3.2%

Short-term investments	$97,340	$9,973	—	—	$107,313	$107,313

Average interest rate	4.7%	4.7%

Long-term investments	—	$79,736	$31,373	$5,077	$116,186	$116,186

Average interest rates	—	5.2%	5.6%	5.3%

      Foreign Currency Risk. We transact business in various foreign currencies, including the Euro, the British pound, the French franc, the German mark, the Dutch guilder, the Canadian dollar, the Australian dollar, the Swedish krona, the South African rand, the Mexican peso and the Brazilian real. Certain of these countries have converted to the Euro effective June 01, 2001. We have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain sales contracts denominated in foreign currency. Under this program, fluctuations in foreign currencies during the period from the signing of the contract until payment are partially offset by realized gains and losses on the hedging instruments. The goal of this hedging program is to lock in exchange rates on our sales contracts denominated in foreign currencies. The notional amount of hedged contracts and the estimated fair value are not material.

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

      In December 1999, a number of complaints were filed in the United States District Court for Northern District of California seeking an unspecified amount of damages on behalf of an alleged class of persons who purchased shares of our common stock during the period between December 1 and December 14, 1999. The complaints name as defendants Verity and certain of its directors and officers, asserting that they violated federal securities laws by misrepresenting Verity’s business and earnings growth ability to continue to achieve profitable growth, and failing to disclose certain information about our business. The complaints were consolidated into a single action, and in August 2000, the complaint was dismissed without prejudice with leave to amend. The plaintiffs re-filed an amended complaint, and Verity filed a motion to dismiss this amended complaint on October 27, 2000. By order dated February 13, 2001, the court granted the motion in part and denied it in part. The court dismissed with prejudice all claims except a single claim relating to alleged communications with a securities analyst near the end of Verity’s second fiscal 2000 quarter. On July 24, 2001, council for plaintiffs agreed to voluntarily dismiss the action with prejudice, and without an award of costs or fees to any party. The court ordered the case dismissed on July 27, 2001.

      On June 7, 2001, Verity filed a complaint in federal district court in the Northern District of California, San Jose Division, against BroadVision, Inc. (Case No. C01-20501-PVT-ADR). BroadVision is a software company that Verity in the past has licensed to distribute Verity’s copyrighted software known as the Verity Developer Kit (“VDK”). Verity alleges in its complaint that under the terms of the parties’ licenses, BroadVision was authorized to distribute certain limited portions of VDK as an embedded component of specified software applications of BroadVision. Verity further alleges that BroadVision has distributed portions of VDK that it was not authorized to distribute, failed to prevent end users from accessing unlicensed functions and encouraged end users to make use of unlicensed functions of VDK. Verity further alleges that it terminated its license with BroadVision on April 24, 2001 and that BroadVision no longer has any right to distribute any portion of VDK.

      Based on the foregoing allegations, Verity has asserted claims against BroadVision for copyright infringement, declaratory relief, unfair competition, interference with economic advantage, breach of contract, and breach of the implied covenant of good faith and fair dealing. Verity seeks by its complaint, among other things, an injunction to prohibit BroadVision from further distribution of VDK, damages, including statutory damages, according to proof based on BroadVision’s unauthorized distribution of VDK and attorneys’ fees.

      BroadVision answered Verity’s complaint on June 28, 2001 and denied the material allegations of the Complaint and asserted affirmative defenses to Verity’s claims. BroadVision also asserted a counterclaim alleging that Verity had breached the parties’ license and the implied covenant of good faith and fair dealing contained therein (1) by failing to pay BroadVision referral fees that it claims Verity owes to BroadVision for BroadVision’s efforts in securing the sale of Verity Advanced K-2 Search Modules; and (2) by failing to provide support to BroadVision for VDK after Verity terminated the parties’ license. BroadVision seeks by its complaint, among other things, damages according to proof, a declaration that BroadVision has not breached the parties’ license and attorneys’ fees.

      Verity answered BroadVision’s counterclaim on July 23, 2001 and denied the material allegations of the counterclaim and asserted various affirmative defenses to BroadVision’s claims.

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

      A.     Exhibits  — See Exhibit Index

      B.     Reports on Form 8-K

      No Current Reports on Form 8-K were filed during the quarter covered by this report.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITY, INC.

By:	/s/ TODD K. YAMAMI

Todd K. Yamami
Vice President & Chief Financial Officer
(Principal Financial Officer)

Dated:  October 3, 2001

INDEX TO EXHIBITS

Exhibit
Number		Description of Document

3.1	—	Restated Certificate of Incorporation of the Company.(1)
3.2	—	By-Laws.(1)
3.4	—	Certificate of Designation, Preferences and Rights of Series A Preferred Stock.(2)
4.1	—	Amended and Restated Rights Agreement dated August 1, 1995, as amended.(3)
4.2	—	Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996.(4)
4.3	—	First Amendment to Rights Agreement dated as of July 23, 1999 among Verity, Inc. and BankBoston, N.A.(5)
10.5	—	1996 Non-Statutory Stock Incentive Plan, as amended.(6)

(1)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 2000.

(2)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended August 31, 1996.

(3)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.

(4)	Incorporated by reference from Exhibit No. 1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996.

(5)	Incorporated by reference to Exhibit 99.2 from the Company’s Current Report on Form 8-K filed on July 29, 1999.

(6)	Incorporated by reference to Exhibit 99.1 from the Company’s Registration Statement (No. 333-68586) filed on August 29, 2001.