Form 10-Q
period 2001-11-30
VERITY INC \DE\
filed 2001-12-20
CIK 949956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

or

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 34,978,000 as of November 30, 2001.

VERITY, INC.

FORM 10-Q

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of November 30, 2001 and May 31, 2001	2
	Condensed Consolidated Statements of Operations for the Three Months Ended November 30, 2001 and 2000, and the Six Months Ended November 30, 2001 and 2000	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2001 and 2000	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 2.	Changes in Securities and Use of Proceeds	25
Item 3.	Defaults upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits and Reports on Form 8-K	26
Signature		27

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

VERITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2001	2001

	(In thousands, except share
	and per share data)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,185	$12,210
Short-term investments	107,471	126,687
Trade accounts receivable, net	26,439	37,741
Deferred tax assets	22,786	20,121
Prepaid and other	7,056	6,788

Total current assets	175,937	203,547
Property and equipment, net	7,866	7,804
Long-term investments	106,679	92,248

Total assets	$290,482	$303,599

LIABILITIES

Current liabilities:
Accounts payable	$6,323	$6,790
Accrued compensation	9,698	11,799
Other accrued liabilities	2,660	3,793
Deferred revenue	13,718	17,073

Total current liabilities	32,399	39,455

Contingencies (Note 5)
STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value:
Authorized: 200,000,000 shares
Issued and outstanding: 34,978,000 shares as of November 30, 2001; and 35,158,000 shares as of May 31, 2001	35	35
Additional paid-in capital	249,475	252,733
Other comprehensive income	2,198	652
Retained earnings	6,375	10,724

Total stockholders’ equity	258,083	264,144

Total liabilities and stockholders’ equity	$290,482	$303,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2001	2000	2001	2000

	(In thousands, except per share data)

	(Unaudited)		(Unaudited)
Revenues:
Software products	$13,274	$25,558	$23,541	$48,356
Service and other	9,286	8,962	19,124	17,454

Total revenues	22,560	34,520	42,665	65,810

Costs of revenues:
Software products	644	385	1,186	732
Service and other	2,757	2,978	5,803	5,536

Total costs of revenues	3,401	3,363	6,989	6,268

Gross profit	19,159	31,157	35,676	59,542

Operating expenses:
Research and development	5,955	4,827	11,891	9,412
Marketing and sales	13,396	13,800	27,994	25,824
General and administrative	2,909	2,530	5,741	4,700
Restructuring charge	1,563	—	1,563	—
Charitable contribution	1,000	—	1,000	—

Total operating expenses	24,823	21,157	48,189	39,936

Income (loss) from operations	(5,664)	10,000	(12,513)	19,606
Other income, net	2,629	2,834	5,499	5,105

Income (loss) before provision for income taxes	(3,035)	12,834	(7,014)	24,711
Provision for (benefit from) income taxes	(1,153)	4,684	(2,665)	9,316

Net income (loss)	$(1,882)	$8,150	$(4,349)	$15,395

Net income (loss) per share — basic	$(0.05)	$0.24	$(0.12)	$0.47

Net income (loss) per share — diluted	$(0.05)	$0.23	$(0.12)	$0.42

Number of shares — basic	35,161	33,449	35,261	32,909

Number of shares — diluted	35,161	35,846	35,261	36,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	November 30,

	2001	2000

	(In thousands)

	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(4,349)	$15,395
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,265	1,183
Deferred income taxes	(2,665)	8,446
Provision for doubtful accounts	59	48
Amortization of discount on securities	(911)	(765)
Changes in operating assets and liabilities:
Trade accounts receivable	11,242	(8,469)
Prepaid and other current assets	(266)	(2,179)
Accounts payable	(466)	1,465
Accrued compensation and other accrued liabilities	(3,234)	3,763
Deferred revenue	(3,355)	1,424

Net cash provided by (used in) operating activities	(1,680)	20,311

Cash flows from investing activities:
Acquisition of property and equipment	(2,328)	(1,769)
Purchases of marketable securities	(278,209)	(189,954)
Maturity of marketable securities	174,382	73,662
Proceeds from sale of marketable securities	111,203	82,349

Net cash provided by (used in) investing activities	5,048	(35,712)

Cash flows from financing activities:
Proceeds from the sale of common stock, net	6,736	20,369
Repurchase of common stock	(9,994)	—

Net cash provided by (used in) financing activities	(3,258)	20,369

Effect of exchange rate changes on cash	(135)	(226)

Net increase (decrease) in cash and cash equivalents	(25)	4,742
Cash and cash equivalents, beginning of period	12,210	7,183

Cash and cash equivalents, end of period	$12,185	$11,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of November 30, 2001 and for the three and six months ended
November 30, 2000 and 2001 and thereafter is unaudited)

1.     Interim Financial Data

      The unaudited condensed consolidated financial statements for Verity, Inc. (the “Company” or “Verity”) as of November 30, 2001 and for the three and six months ended November 30, 2000 and 2001 have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements contained in the Company’s Annual Report on Form 10-K for the year ended May 31, 2001.

      The Company’s balance sheet as of May 31, 2001 was derived from the Company’s audited financial statements, but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

2.     Computation of Net Income (Loss) and Net Income (Loss) Per Share

      Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. All common equivalent shares have been excluded from the computation of diluted net loss per share for the three months and six months ended November 30, 2001 because the effect would be anti-dilutive.

      Basic and diluted net income (loss) per share are calculated as follows for the three and six months ended November 30, 2000 and 2001 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2001	2000	2001	2000

Basic:
Weighted-average shares	35,161	33,449	35,261	32,909

Net income (loss)	$(1,882)	$8,150	$(4,349)	$15,395

Net income (loss) per share	$(0.05)	$0.24	$(0.12)	$0.47

Diluted:
Weighted-average shares	35,161	33,449	35,261	32,909
Common equivalent shares from stock options	—	2,397	—	3,472

Shares used in per share calculation	35,161	35,846	35,261	36,381

Net income (loss)	$(1,882)	$8,150	$(4,349)	$15,395

Net income (loss) per share	$(0.05)	$0.23	$(0.12)	$0.42

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Comprehensive Income (Loss)

      The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS No. 130”), “Reporting Comprehensive Income.” Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2001	2000	2001	2000

Net income (loss)	$(1,882)	$8,150	$(4,349)	$15,395
Unrealized gains on available-for-sale investments or securities, net	836	170	1,546	467

Comprehensive income (loss)	$(1,046)	$8,320	$(2,803)	$15,862

4.     Business Segment

      The Company has sales and marketing operations located outside the United States in the Netherlands, United Kingdom, France, Germany, Sweden, South Africa, Mexico, Australia, a joint investment partnership in Brazil and a development and technical support operation in Canada. Foreign branch and subsidiary revenues consist primarily of maintenance and consulting services and is being allocated based on foreign branch and subsidiary location.

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2001	2000	2001	2000

Revenues:
USA	$19,562	$32,562	$36,743	$62,021
Europe	2,684	1,958	5,417	3,789
ROW	314	—	505	—

Consolidated	$22,560	$34,520	$42,665	$65,810

			November 30,	May 31,
			2001	2001

Long-lived assets:
USA			$5,492	$5,211
Europe			919	951
ROW			1,455	1,642

Consolidated			$7,866	$7,804

      Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Long-lived assets of geographic areas are those assets used in the Company’s operations in each area.

      No single customer accounted for more than 10% of the Company’s total revenues for the six months ended November 30, 2000 and the three and six months ended November 30, 2001. For the three months ended November 30, 2000, revenues derived from sales to one customer accounted for approximately 15% of the Company’s total revenue. Revenues derived from sales to the United States government and its agencies were 6.3% and 6.3% of the Company’s total revenues for the three months ended November 30, 2000 and 2001, respectively, and 6.4% and 6.3% of total revenues for the six months ended November 30, 2000 and 2001, respectively.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Contingencies

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

      The action is currently in the discovery phase. A trial date has been set for March 10, 2003.

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

6.     Restructuring Charge

      During the quarter ended November 30, 2001, the Company implemented a worldwide restructuring of its corporate structure to reduce expenses due to macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, the Company recorded in the quarter ended November 30, 2001, a $1.6 million restructuring charge, of which approximately $1.2 million was related to severance costs associated with the reduction in the worldwide workforce by 65 employees, approximately $0.3 million to legal and other outside services in connection with the restructuring and approximately $0.1 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada, the U.K., Germany, France, the Netherlands, Sweden and South Africa.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Of the total $1.6 million restructuring charge, approximately $0.5 million remains unpaid at November 30, 2001. Of the $0.5 million, approximately $0.2 million relates to severance costs to be paid in future quarters, approximately $0.2 million to legal and other outside services, and approximately $0.1 million to other costs associated with the restructuring.

7.     Stock Repurchase Program

      Through October 24, 2001, Verity repurchased and retired 920,300 shares of its common stock through open market transactions, valued at approximately $10.0 million, pursuant to a repurchase program announced on September 12, 2001. Pursuant to this program, the Company may repurchase shares of its common stock from time to time up to a total value of $50.0 million. The program will terminate at the end of the current fiscal year unless extended or shortened by the Board of Directors.

8.     Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”) “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (“SFAS No. 137”) “Accounting for Derivative Instruments — Deferral of the Effect Date of SFAS Statement No. 133.” SFAS No. 137 defers the effective date of SFAS No. 133 until June 15, 2000. The adoption of SFAS No. 133 did not affect results of operations or financial position.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations.” This standard eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” This standard eliminates the amortization of goodwill and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001. The implementation of this standard is not expected to have a significant impact on the Company’s financial position or results of operations.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001 as well as interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on its Company’s financial position and results of operation.

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

      There has been a general downturn in the economy, which increased during the first half of fiscal 2002. This has caused an increasing number of prospective customers to cancel, delay or downsize capital spending related business projects, due to budgetary and worldwide economic pressures within their businesses. This downturn has negatively impacted our year-to-date results for fiscal 2002 revenues. As a result, we reported a net loss for the first and second quarters of fiscal 2002.

      As a result of the economic uncertainty, further fueled by the acts of terrorism on September 11, 2001, we have undertaken cost-cutting measures. On October 29, 2001, we announced that we would reduce our workforce by 65 employees, or approximately 13 percent of our work force, during the fiscal quarter ending November 30, 2001. These reductions have been completed.

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

Results of Operations

      The following table sets forth the percentage of total revenues represented by certain items in our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	November 30,		November 30,

	2001	2000	2001	2000

	(Unaudited)		(Unaudited)
Revenues:
Software products	58.8%	74.0%	55.2%	73.5%
Service and other	41.2	26.0	44.8	26.5

Total revenues	100.0	100.0	100.0	100.0

Costs of revenues:
Software products	2.9	1.1	2.8	1.1
Service and other	12.2	8.6	13.6	8.4

Total costs of revenues	15.1	9.7	16.4	9.5

Gross profit	84.9	90.3	83.6	90.5

Operating expenses:
Research and development	26.4	14.0	27.9	14.3
Marketing and sales	59.4	40.0	65.6	39.2
General and administrative	12.9	7.3	13.5	7.2
Restructuring charge	6.9	—	3.7	—
Charitable contribution	4.4	—	2.3	—

Total operating expenses	110.0	61.3	113.0	60.7

Income (loss) from operations	(25.1)	29.0	(29.4)	29.8
Other income, net	11.7	8.2	12.9	7.7

Income (loss) before provision for income taxes	(13.4)	37.2	(16.5)	37.5
Provision for (benefit from) income taxes	(5.1)	13.6	(6.3)	14.1

Net income (loss)	(8.3)%	23.6%	(10.2)%	23.4%

Revenues

      Our total revenues decreased 35.2% from $65.8 million for the six months ended November 30, 2000, to $42.7 million for the six months ended November 30, 2001, and 34.6% from $34.5 million for the three months ended November 30, 2000 to $22.6 million for the three months ended November 30, 2001. The decreases for the six-month and three-month periods ended November 30, 2001 are attributable to the impact of the slowdown in worldwide economic conditions resulting in customers canceling, delaying and downsizing capital spending, partly offset by increased service and other revenue derived from our installed base.

      Software product revenues. Software product revenues decreased 51.3% from $48.4 million for the six months ended November 30, 2000 to $23.5 million for the six months ended November 30, 2001. For the three months ended November 30, 2001, software product revenues decreased 48.1% to $13.3 million from $25.6 million for the three months ended November 30, 2000. The decreases for the six and three months ended November 30, 2001 in comparison to the same periods in fiscal 2001 were primarily a result of the slowdown in the economy and the resulting decline in information technology capital spending.

      Service and other revenues. Our service and other revenues consist primarily of fees for software maintenance, consulting and training. Service and other revenues increased 9.6% from $17.5 million for the six months ended November 30, 2000 to $19.1 million for the six months ended November 30, 2001. For the three months ended November 30, 2001, service and other revenues increased 3.6% to $9.3 million from $9.0 million for the three months ended November 30, 2000. The increase in service and other revenues for the comparable periods was primarily due to an increase in maintenance revenue resulting from the renewal of existing maintenance contracts from prior period software revenue arrangements.

      Service and other revenues from foreign operations accounted for 5.8% and 15.7% of total revenues for the six months ended November 30, 2000 and 2001, respectively. For the three months ended November 30, 2000 and 2001, service and other revenues from foreign operations accounted for 5.7% and 15.1% of total revenues, respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. For the six months ended November 30, 2000 and 2001, export sales accounted for 28.1% and 19.8% of total revenues, respectively. For the three months ended November 30, 2000 and 2001, export sales accounted for 34.4% and 18.2% of total revenues, respectively. We expect that revenues derived from foreign operations and export sales will continue to vary in future periods as a percentage of total revenues.

Costs of Revenues

      Costs of software products. The cost of our software products consists primarily of product media, duplication, manuals, packaging materials, shipping expenses and royalties, and in certain instances, licensing of third-party software incorporated in our products. Costs of software products increased 62.0% from $0.7 million for the six months ended November 30, 2000 to $1.2 million for the same period in fiscal 2002, representing 1.5% and 5.0%, respectively, of the software product revenues. Cost of software products increased 67.3% from $0.4 million for the three months ended November 30, 2000 to $0.6 million for the three months ended November 30, 2001, representing 1.5% and 4.9%, respectively, of the software product revenues during these periods. The increase in absolute dollars of costs of software product revenues for the six and three months ended November 30, 2001 was primarily attributable to increasing costs of third party software components and certain start-up costs associated with our new fulfillment facility in the Netherlands. The increase in costs as a percentage of software product revenues for the six and three months ended November 30, 2001 was primarily attributable to these increased costs in absolute dollars, further influenced by decreased software product revenues. We are currently re-negotiating third party software contracts. If these re-negotiations are not completed in a timely and successful manner, our cost of software products will continue to remain higher than historical levels. In addition, during fiscal 2001 and 2002, we did not capitalize any software development costs since such costs were not material.

      Costs of service and other. Our costs of service and other revenues consist of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. Costs of service and other revenues increased 4.8% from $5.5 million for the six months ended November 30, 2000 to $5.8 million for the comparable period in fiscal 2002, representing 31.7% and 30.3%, respectively, of service and other revenues for these periods. Costs of service and other revenue decreased 7.4% from $3.0 million for the three months ended November 30, 2000 to $2.8 million for the three months ended November 30, 2001, representing 33.2% and 29.7%, respectively, of service and other revenues for these periods. The increase in absolute dollars of costs of service and other revenues for the six months ended November 30, 2001 was due to an increase in the staffing of our professional services organization to support an increase in customer base. The decrease in absolute dollars of costs of service and other revenues for the three months ended November 30, 2001 was due to reduced travel immediately following the terrorist acts of September 11, 2001 and to a reduced staff as a result of the workforce reduction. The decrease in costs as a percentage of service and other revenues for the six months ended November 30, 2001 was primarily related to an increase in service and other revenues for this period. The decrease in costs as a percentage of service and other revenues for the three months ended November 30, 2001 was primarily related to reduced travel immediately following the terrorist acts of September 11, 2001 and to a reduced staff as a result of the workforce reduction.

Operating Expenses

      Research and development. Research and development expenses increased 26.3% from $9.4 million for the six months ended November 30, 2000 to $11.9 million for the six months ended November 30, 2001, representing 14.3% and 27.9%, respectively, of total revenues for these periods. Research and development expenses increased 23.4% from $4.8 million for the three months ended November 30, 2000 to $6.0 million for the three months ended November 30, 2001, representing 14.0% and 26.4%, respectively, of total revenues for these periods. The increase in absolute dollars for the six and three months ended November 30, 2001 was primarily due to an increase in research and development personnel and outside consulting services to focus on enhancement of existing products and development of new products addressing the business portal market. The increase in research and development expenses as a percentage of total revenues for the six and three-month periods ended November 30, 2001, was primarily due to a decrease in revenues for the periods, further influenced by an increase in research and development expenses in absolute dollars. We anticipate that we will continue to make significant investments in research and development

      Marketing and sales. Marketing and sales expenses increased 8.4% from $25.8 million for the six months ended November 30, 2000 to $28.0 million for the six months ended November 30, 2001, representing 39.2% and 65.5%, respectively, of total revenues during these periods. Marketing and sales expenses decreased 2.9% from $13.8 million for the three-month period ended November 30, 2000 to $13.4 million for the three-month period ended November 30, 2001, representing 40.0% and 59.4%, respectively, of total revenues for these periods. The increase in absolute dollars for the six months ended November 30, 2001, was primarily related to the continued development of our sales distribution channels in the United States and Europe. The decrease in absolute dollars for the three months ended November 30, 2001, was primarily related to decreased travel and marketing activities following the terrorist acts of September 11, 2001, and to savings associated with the workforce reduction. The increase in costs as a percentage of total revenues for the six and three months ended November 30, 2001 was primarily due to a decrease in revenues for the periods, and for the six months ended November 30, 2001 was further influenced by an increase in marketing and sales expenses in absolute dollars. We anticipate that we will continue to make significant investments in marketing and sales.

      General and administrative. General and administrative expenses increased 22.2% from $4.7 million for the six months ended November 30, 2000 to $5.7 million for the six months ended November 30, 2001, representing 7.2% and 13.5%, respectively, of total revenues during these periods. For the three months ended November 30, 2001, general and administrative expenses increased 15.0% from $2.5 million for the three months ended November 30, 2000 to $2.9 million, representing 7.3% and 12.9%, respectively, of total revenues for the comparable periods. The increase in absolute dollars for the six and three months ended November 30, 2001 was primarily related to increased expenses for professional legal services, various tax studies, and other outside services. The increase in costs as a percentage of total revenues for the six and three months ended November 30, 2001 was due to a decrease in revenues for the periods and an increase in general and administrative expenses in absolute dollars.

      Restructuring charge. During the quarter ended November 30, 2001, we implemented a worldwide restructuring of our corporate structure to focus on reducing expenses and improving efficiency due to macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, we recorded in the quarter ended November 30, 2001, a $1.6 million restructuring charge, of which approximately $1.2 million was related to severance costs associated with the reduction in the worldwide workforce by 65 employees, approximately $0.3 million to legal and other outside services in connection with the restructuring, and approximately $0.1 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada, the U.K., Germany, France, the Netherlands, Sweden and South Africa. Of the total $1.6 million restructuring charge, approximately $0.5 million remains unpaid at November 30, 2001. Of the $0.5 million, approximately $0.2 million relates to severance costs to be paid in future quarters, approximately $0.2 million to legal and other outside services, and approximately $0.1 million to other costs associated with the restructuring.

      Charitable contribution. On September 14, 2001, we made a $1 million donation to help the victims of the September 11th terrorist attacks in New York, Pennsylvania, and Washington D.C. Our donation kicked off the United Way Silicon Valley 9/11 Response Fund. The donation provided immediate support to established emergency assistance agencies, such as the American Red Cross and Salvation Army, both of whom are founding members of the United Way locally and nationally.

Income Taxes

      Income tax expense includes U.S. and foreign income taxes, as well as the provision for U.S. taxes on undistributed earnings of international subsidiaries. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

      During the quarter ended November 30, 2001, we assessed the qualification of our research and development expenses for state and federal research and development tax credits. We expect the tax savings for fiscal 2002 due to research and development tax credits to result in a marginally lower effective tax rate and accordingly applied an effective tax rate of 38.0% to the result of our quarter ended November 30, 2001. We will continually reassess the impact of our research and development expenses on our effective tax rate in future periods.

Liquidity and Capital Resources

      As of November 30, 2001, we had $226.3 million in cash and cash equivalents and available-for-sale securities compared to $231.1 million at May 31, 2001.

      Our operating activities provided cash of $20.3 million, and used cash of $1.7 million, for the six months ended November 30, 2000 and 2001, respectively. Cash provided by operating activities for the six months ended November 30, 2000 was primarily due to our net income, an increase in liabilities and deferred revenues, offset in part by an increase in accounts receivable and other current assets. Cash used in connection with operating activities in the six months ended November 30, 2001 was primarily due to our net loss and a decrease of accrued compensation and deferred revenue offset in part by a decrease in accounts receivable.

      Our investing activities used cash of $35.7 million, and provided cash of $5.0 million, for the six months ended November 30, 2000 and 2001, respectively. For the six months ended November 30, 2000, cash used by investing activities consisted primarily of purchases of marketable securities partially offset by proceeds from the sale and maturity of marketable securities. For the six months ended November 30, 2001, cash provided by investing activities consisted primarily of net sales of marketable securities.

      Our financing activities provided cash of $20.4 million and used cash of $3.3 million for the six months ended November 30, 2000 and 2001, respectively. In the six months ended November 30, 2000, financing activities consisted primarily of proceeds from the sale of common stock as a result of stock options exercised. In the six months ended November 30, 2001, cash used by financing activities consisted primarily of purchases of common stock through our stock repurchase program offset in part by proceeds from the sale of common stock as a result of stock options exercised and from the issuance of common stock in connection with our Employee Stock Purchase Plan.

      At November 30, 2001, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $119.7 million. As of November 30, 2001, we had no outstanding debt obligations.

      Capital expenditures were approximately $1.8 million and $2.3 million for the six months ended November 30, 2000 and 2001, respectively. For the six months ended November 30, 2000 and 2001, these expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software.

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

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 133 (“SFAS No. 133”) “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (“SFAS No. 137”) “Accounting for Derivative Instruments — Deferral of the Effect Date of SFAS Statement No. 133.” SFAS No. 137 defers the effective date of SFAS No. 133 until June 15, 2000. The adoption of SFAS No. 133 did not affect our results of operations or financial position.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations.” This standard eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” This standard eliminates the amortization of goodwill and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001. We do not expect the implementation of this standard to have a significant impact on our financial position or results of operations.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001 as well as interim periods within those fiscal years. We are currently reviewing this statement to determine its effect on our financial position and results of operation.

Impact of European Monetary Conversion

      We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, as of January 1, 1999, at which date the Euro became a functional legal currency of these countries. Until December 31, 2001, business in the EMU member states will be conducted in both the existing national currencies, such as the French franc or the Deutsche mark, and the Euro. As a result, companies operating or conducting business in EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro. The adoption of Euro by EMU member states has had no material impact on our operations or financial results.

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

Risks Related to Our Business

We have recently sustained a loss and we may not be able to return to profitability

      We sustained a loss for the three months and six months ended November 30, 2001. In the future, our revenues may decline, remain flat, or grow at a rate slower than was experienced in periods prior to quarter ended August 31, 2001, especially in light of the recent economic slowdown. To achieve revenue growth, we must:

•	increase market acceptance of our products;

•	respond effectively to competitive developments;

•	attract, retain and motivate qualified personnel; and

•	upgrade our technologies and commercialize our products and services incorporating such technologies.

      We cannot assure you that we will be successful in achieving any of these goals or that we will experience increased revenues, positive cash flows, or achieve profitability.

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

We face intense competition from companies with significantly greater financial, technical, and marketing resources, which could adversely affect our ability to maintain or increase sales of our products

      The business portal software market is intensely competitive and we cannot assure you that we will maintain our current position of market share. A number of companies offer competitive products addressing this market. We compete with Alta Vista, Autonomy, Convera, Inktomi, Dataware, Hummingbird/PC Docs/Fulcrum, Infoseek, Lotus, Mercado, Viador, Epicentric, Thunderstone and Microsoft, among others. We also compete indirectly with database vendors, such as Oracle, that offer information search and retrieval capabilities with their core database products and web platform companies, such as Netscape.

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

We rely on Regent Pacific Management Corporation for the management of Verity, and the loss of these services could adversely affect our business

      Regent Pacific Management Corporation, a management firm of which Gary J. Sbona is chief executive officer, provides management services for our company. The management services provided under our agreement with Regent Pacific include the services of Mr. Sbona, as chairman of the board and chief executive officer and other Regent Pacific personnel as part of Verity’s management team. Gary J. Sbona is also deemed an employee of our company under common law. On March 12, 2001 we extended our agreement with Regent Pacific Management Corporation through August 31, 2002. This is the fourth amendment to the retainer agreement between Regent Pacific Management Corporation and Verity, Inc. since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continues to provide the services of Gary J. Sbona as Chairman and Chief Executive Officer of Verity, and continues to provide additional Regent Pacific management services to our company. The agreement provides us with an option to further extend the term of this agreement through February 2003. This agreement may be cancelled at the option of the board after February 2003. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could have a material adverse effect on our operations, especially during the transition phase to a new management. Similarly, if any adverse change in Verity’s relationship with Regent Pacific occurs, it could hinder management’s ability to direct our business and materially and adversely affect our results of operations and financial condition.

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

      Service and other revenues derived from foreign operations accounted for 6.4%, 6.7%, 6.3%, and 15.7% of total revenues, respectively, in fiscal 1999, 2000, 2001, and the six months ended November 30, 2001, respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. In fiscal years 1999, 2000, 2001, and the six months ended November 30, 2001, export sales accounted for 27.1%, 19.0%, 26.0%, and 19.8% of total revenues, respectively. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below. See Note 4 of Notes to Condensed Consolidated Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our international revenues, income from operations and long-lived assets by geographic region.

A significant portion of our revenues is derived from sales to the federal government, which are subject to budget cuts and, consequently, the potential loss of revenues upon which we have historically relied

      Revenues derived from sales to the federal and state governments and their agencies were 8.1%, 7.8%, 7.4%, and 6.3% of total revenues in fiscal years 1999, 2000, 2001, and the six months ended November 30, 2001, respectively. Future reductions in United States spending on information technologies could have a material adverse effect on our operating results. Sales to government agencies declined as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of November 30, 2001, approximately 50% of our portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

      The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of November 30, 2001:

	FY2002	FY2003	FY2004	FY2005	Total	Fair Value

	(In thousands)
Cash equivalents	$12,185	—	—	—	$12,185	$12,185
Average interest rate	1.7%	—	—	—
Short-term investments	$88,240	$19,231	—	—	$107,471	$107,471
Average interest rate	3.8%	5.4%	—	—
Long-term investments	—	$54,799	$46,735	$5,145	$106,679	$106,679
Average interest rates	—	5.0%	5.6%	5.3%

      Foreign Currency Risk. We transact business in various foreign currencies, including the Euro, the British pound, the French franc, the German mark, the Dutch guilder, the Canadian dollar, the Australian dollar, the Swedish krona, the South African rand, the Mexican peso, the Brazilian real and the Singaporean dollar. We have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain sales contracts denominated in foreign currency. Under this program, fluctuations in foreign currencies during the period from the signing of the contract until payment are partially offset by realized gains and losses on the hedging instruments. The goal of this hedging program is to lock in exchange rates on our sales contracts denominated in foreign currencies. The notional amount of hedged contracts and the estimated fair value are not material.

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

      The action is currently in the discovery stage. A trial date has been set for March 10, 2003.

Item 2.     Changes in Securities and Use of Proceeds

      Not Applicable.

Item 3.     Defaults upon Senior Securities

      Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

      The Company’s Annual Meeting of Stockholders was held on October 10, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management’s nominees for two director positions and one other proposal were submitted to the stockholders of the Company. Management’s nominees for director were elected by the following vote:

	Shares

Nominee	Voting For	Withheld

Gary J. Sbona	32,873,072	168,534
Karl C. Powell	32,867,820	173,786

      Gary J. Sbona, Steven M. Krausz, Charles P. Waite, Jr., Stephen A. MacDonald, Karl C. Powell and Anthony J. Bettencourt continued to serve as directors of the Company after the annual meeting. Mr. Krausz and Mr. Waite will continue to serve until the Annual Meeting of Stockholders to be held in 2002. Mr. Bettencourt and Mr. MacDonald will serve until the Annual Meeting of Stockholders to be held in 2003. Mr. Sbona will continue to serve as the Chairman of the Board and Mr. Powell will continue to serve as a director until the Annual Meeting of Stockholders to be held in 2004.

      A second proposal to ratify the selection of PricewaterhouseCoopers LLP as independent auditors of the Company for its fiscal year ending May 31, 2002 was also submitted to a vote of the stockholders of the Company. The proposal was approved by the following vote:

For the Proposal	Against the Proposal	Abstentions	Broker Non-Votes

32,933,433	96,777	11,396	N/A

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

Todd K. Yamami
Vice President & Chief Financial Officer
(Principal Financial Officer)

Dated: December 20, 2001

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1	Restated Certificate of Incorporation of the Company.(1)
3.2	By-Laws.(1)
4.1	Amended and Restated Rights Agreement dated August 1, 1995, as amended.(2)
4.2	Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996.(3)
4.3	First Amendment to Rights Agreement dated as of July 23, 1999 among Verity, Inc. and BankBoston, N.A.(4)

(1)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 2000.

(2)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.

(3)	Incorporated by reference from Exhibit No. 1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996.

(4)	Incorporated by reference to Exhibit 99.2 from the Company’s Current Report on Form 8-K filed on July 29, 1999.