Form 10-Q
period 2002-02-28
VERITY INC \DE\
filed 2002-04-05
CIK 949956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

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

Yes ☑     No ☐

      The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 35,669,578 as of March 31, 2002.

VERITY, INC.

FORM 10-Q

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of February 28, 2002 and May 31, 2001	3
	Condensed Consolidated Statements of Operations for the Three Months Ended February 28, 2002 and February 28, 2001 and the Nine Months Ended February 28, 2002 and February 28, 2001	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended February 28, 2002 and February 28, 2001	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 2.	Changes in Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits and Reports on Form 8-K	29
Signature		30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

ASSETS

	February 28,	May 31,
	2002	2001

	(unaudited)
Current assets:
Cash and cash equivalents	$17,158	$12,210
Short-term investments	115,240	126,687
Trade accounts receivable, net	19,195	37,741
Deferred tax assets	14,067	20,121
Prepaid and other	6,158	6,788

Total current assets	171,818	203,547
Property and equipment, net	7,176	7,804
Long-term investments	110,761	92,248
Deferred tax assets	7,311	—

Total assets	$297,066	$303,599

LIABILITIES
Current liabilities:
Accounts payable	$7,102	$6,790
Accrued compensation	11,125	11,799
Other accrued liabilities	2,317	3,793
Deferred revenue	12,694	17,073

Total current liabilities	33,238	39,455

Contingencies (Note 5)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value:
Authorized: 200,000,000 shares
Issued and outstanding: 35,733,000 shares as of February 28, 2002; and 35,158,000 shares as of May 31, 2001	36	35
Additional paid-in capital	253,800	252,733
Other comprehensive income	1,321	652
Retained earnings	8,671	10,724

Total stockholders’ equity	263,828	264,144

Total liabilities and stockholders’ equity	$297,066	$303,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended

	February 28,	February 28,	February 28,	February 28,
	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues:
Software products	$15,968	$28,722	$39,509	$77,078
Service and other	9,077	9,293	28,201	26,747

Total revenues	25,045	38,015	67,710	103,825

Costs of revenues:
Software products	659	378	1,845	1,110
Service and other	2,606	3,074	8,409	8,610

Total costs of revenues	3,265	3,452	10,254	9,720

Gross profit	21,780	34,563	57,456	94,105

Operating expenses:
Research and development	5,819	5,849	17,710	15,261
Marketing and sales	11,461	14,733	39,455	40,557
General and administrative	3,052	2,949	8,793	7,649
Restructuring charge	—	—	1,563	—
Charitable contribution	—	—	1,000	—

Total operating expenses	20,332	23,531	68,521	63,467

Income (loss) from operations	1,448	11,032	(11,065)	30,638
Other income, net	2,255	3,417	7,754	8,522

Income (loss) before provision for income taxes	3,703	14,449	(3,311)	39,160
Provision for (benefit from) income taxes	1,407	5,274	(1,258)	14,590

Net income (loss)	$2,296	$9,175	$(2,053)	$24,570

Net income (loss) per share — basic	$0.06	$0.27	$(0.06)	$0.74

Net income (loss) per share — diluted	$0.06	$0.25	$(0.06)	$0.67

Number of shares — basic	35,378	33,948	35,300	33,255

Number of shares — diluted	38,277	37,000	35,300	36,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended

	February 28,	February 28,
	2002	2001

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,053)	$24,570
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,293	1,974
Deferred income taxes	(1,257)	13,117
Provision for doubtful accounts	100	198
Amortization of discount on securities	(300)	(1,041)
Changes in operating assets and liabilities:
Trade accounts receivable	18,446	(12,148)
Prepaid and other current assets	628	(2,765)
Accounts payable	308	1,936
Accrued compensation and other accrued liabilities	(2,151)	6,318
Deferred revenue	(4,378)	3,287

Net cash provided by operating activities	12,636	35,446

Cash flows from investing activities:
Acquisition of property and equipment	(2,665)	(4,313)
Purchases of marketable securities	(413,787)	(406,702)
Maturity of marketable securities	248,477	211,477
Proceeds from sale of marketable securities	159,673	146,071

Net cash used in investing activities	(8,302)	(53,467)

Cash flows from financing activities:
Proceeds from the sale of common stock, net	13,304	23,987
Repurchase of common stock	(12,236)	—

Net cash provided by financing activities	1,068	23,987

Effect of exchange rate changes on cash	(454)	(509)

Net increase in cash and cash equivalents	4,948	5,457
Cash and cash equivalents, beginning of period	12,210	7,183

Cash and cash equivalents, end of period	$17,158	$12,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of February 28, 2002 and for the three and nine months ended
February 28, 2002 and 2001 and thereafter is unaudited)

1. Interim Financial Data (Unaudited)

      The unaudited condensed consolidated financial statements for Verity, Inc. (the “Company” or “Verity”) as of February 28, 2002 and for the three and nine months ended February 28, 2002 and 2001 have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements contained in the Company’s Annual Report on Form 10-K for the year ended May 31, 2001.

      The Company’s balance sheet as of May 31, 2001 was derived from the Company’s audited financial statements, but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

2. Computation of Net Income (Loss) and Net Income (Loss) Per Share

      Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of stock options. All common equivalent shares have been excluded from the computation of diluted net loss per share for the nine months ended February 28, 2002 because the effect would be anti-dilutive.

      Basic and diluted net income (loss) per share are calculated as follows for the three and nine months ended February 28, 2002 and 2001 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,

	2002	2001	2002	2001

Basic:
Weighted-average shares	35,378	33,948	35,300	33,255

Net income (loss)	$2,296	$9,175	$(2,053)	$24,570

Net income (loss) per share	$0.06	$0.27	$(0.06)	$0.74

Diluted:
Weighted-average shares	35,378	33,948	35,300	33,255
Common equivalent shares from stock options	2,899	3,052	——	3,332

Shares used in per share calculation	38,277	37,000	35,300	36,587

Net income (loss)	$2,296	$9,175	$(2,053)	$24,570

Net income (loss) per share	$0.06	$0.25	$(0.06)	$0.67

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of February 28, 2002 and for the three and nine months ended
February 28, 2002 and 2001 and thereafter is unaudited)

3. Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,

	2002	2001	2002	2001

Net income (loss)	$2,296	$9,175	$(2,053)	$24,570
Unrealized gains (loss) on available-for-sale
Investments or securities, net	(877)	682	669	1,149

Comprehensive income (loss)	$1,419	$9,857	$(1,384)	$25,719

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

	Three Months Ended		Nine Months Ended
	February 28,		February 28,

	2002	2001	2002	2001

Revenues:
USA	$22,087	$35,646	$58,830	$97,668
Europe	2,608	2,369	8,025	6,157
ROW	350	—	855	—

Consolidated	$25,045	$38,015	$67,710	$103,825

	February 28,	May 31,
	2002	2001

Long-lived assets:
USA	$4,951	$5,211
Europe	866	951
ROW	1,359	1,642

Consolidated	$7,176	$7,804

      Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Long-lived assets of geographic areas are those assets used in the Company’s operations in each area.

      No single customer accounted for more than 10% of the Company’s total revenues for the three months ended February 28, 2002. For the three months ended February 28, 2001, revenues derived from sales to one customer accounted for approximately 12% of the Company’s total revenues. No single customer accounted for more than 10% of the Company’s total revenues for the nine months ended February 28, 2002 and 2001. Revenues derived from sales to the United States government and its agencies were 5.5% and 6.4% of the Company’s total revenues for the three months ended February 28, 2002 and 2001, respectively, and 6.0% and 6.4% for the nine months ended February 28, 2002 and 2001, respectively.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of February 28, 2002 and for the three and nine months ended
February 28, 2002 and 2001 and thereafter is unaudited)

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

      BroadVision answered Verity’s complaint on June 28, 2001 and denied the material allegations of the Complaint and asserted affirmative defenses to Verity’s claims. BroadVision also asserted a counterclaim alleging that Verity had breached the parties’ license and the implied covenant of good faith and fair dealing contained therein (1) by failing to pay BroadVision referral fees that it claims Verity owes to BroadVision for BroadVision’s efforts in securing the sale of Verity Advanced K-2 Search Modules; and (2) by failing to provide support to BroadVision for VDK after Verity terminated the parties’ license. BroadVision seeks by its counterclaim, among other things, damages according to proof, a declaration that BroadVision has not breached the parties’ license and attorneys’ fees.

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

      Of the total $1.6 million restructuring charge, approximately $0.3 million remains unpaid at February 28, 2002. Of the $0.3 million, approximately $0.1 million relates to severance costs to be paid in future quarters, approximately $0.1 million to legal, and approximately $0.1 million to other costs associated with the restructuring.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of February 28, 2002 and for the three and nine months ended
February 28, 2002 and 2001 and thereafter is unaudited)

7. Stock Repurchase Program

      Through February 28, 2002, Verity repurchased and retired 1,038,800 shares of its common stock through open market transactions, valued at approximately $12.2 million, pursuant to a repurchase program announced on September 12, 2001. Pursuant to this program, the Company may repurchase shares of its common stock from time to time up to a total value of $50.0 million. The program will terminate at the end of the current fiscal year unless extended or shortened by the Board of Directors.

8. Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 (“SFAS No. 133”) “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement becomes effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 (“SFAS No. 137”) “Accounting for Derivative Instruments — Deferral of the Effect Date of SFAS Statement No. 133.” SFAS No. 137 defers the effective date of SFAS No. 133 until June 15, 2000. The adoption of SFAS No. 133 did not affect the Company’s results of operations or financial position.

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

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” This standard eliminates the amortization of goodwill and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS No. 142 is not expected to have a significant impact on the Company’s financial position or results of operations.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001 as well as interim periods within those fiscal years. The implementation of SFAS No. 144 is not expected to have a significant impact on the Company’s financial position or results of operations.

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

Overview

      We offer solutions and technology that address the business portal market. The business portal market includes corporate portals used for sharing information within an enterprise, e-commerce portals for online selling and market exchange portals for business-to-business activities. Business portals provide personalized information to employees, partners, customers and suppliers. We expect that for the foreseeable future we will continue to derive the largest portion of our revenues from licensing our technology for enterprise applications and business portal solutions.

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgements and assumptions are continually evaluated based on available information and experience, however actual amounts could differ from those estimates.

Revenue Recognition

      Our revenues are derived from license fees for our software products and fees for services complementary to our products, including software maintenance, consulting and training. Fees for services generally are charged separately from the license fees for our software products.

      Effective for contracts entered into starting June 1, 1998, we recognize revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” and SOP 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Based on our reading and interpretation of these SOPs, we believe that our current sales contract terms and business arrangements have been properly reported. However, the AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

      We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. We recognize maintenance revenues from ongoing customer support and product upgrades ratably over the term of the applicable maintenance agreement, which is typically twelve months. Generally, we receive payments for maintenance fees in advance and they are nonrefundable. We recognize revenues for consulting and training generally when the services are performed.

      For agreements with multiple elements, such as license, maintenance, training and consulting services, we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. We defer revenue from the arrangement equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are based on separate sales of these items to other customers. Fair value of services, such as training and consulting, is based upon separate sales of these services to other customers. Any remaining amount is allocated to the delivered elements and recognized as revenue when the conditions set forth above are met.

      We recognize maintenance fee revenue for ongoing customer support and product updates ratably over the period of the maintenance contract, which is typically twelve months. Payments for maintenance fees are generally made in advance and are non-refundable. For revenue allocated to training and consulting services, we recognize revenue as the related services are performed.

Sales Returns, Allowance for Doubtful Accounts

      Our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Management judgments and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $19.2 million, net of provision for sales returns allowance of $0.2 million and allowance for doubtful accounts of $1.3 million as of February 28, 2002.

Accounting for Income Taxes

      As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. Our income tax accounting process involves our recording the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. These differences result in the recognition of deferred tax assets and liabilities.

      We evaluate this tax asset at each balance sheet date to determine its realizability, considering currently enacted tax laws. If we determine that it is not fully realizable, a valuation allowance will be recorded to reduce the asset balance to its realizable value through a charge to income tax expense. Determining whether we will be able to utilize the net operating loss carryforward requires that we estimate future taxable income and make judgments regarding the timing of future tax obligations. Actual taxable income could differ from our estimates.

      As of February 28, 2002, we believe it is more likely than not that we will be able to realize the tax asset through expected future taxable profits and therefore no valuation allowance is recorded related to this asset. If we conclude that this tax asset requires a valuation allowance in the future, the effect on income tax expense could be material.

Results of Operations

      The following table sets forth the percentage of total revenues represented by certain items in our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	February 28,		February 28,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues:
Software products	63.8%	75.6%	58.4%	74.2%
Service and other	36.2	24.4	41.6	25.8

Total revenues	100.0	100.0	100.0	100.0

Costs of revenues:
Software products	2.6	1.0	2.7	1.1
Service and other	10.4	8.1	12.4	8.3

Total costs of revenues	13.0	9.1	15.1	9.4

Gross profit	87.0	90.9	84.9	90.6

Operating expenses:
Research and development	23.2	15.4	26.2	14.7
Marketing and sales	45.8	38.8	58.3	39.0
General and administrative	12.2	7.7	13.0	7.4
Restructuring charge	——	—	2.3	—
Charitable contribution	——	——	1.5	——

Total operating expenses	81.2	61.9	101.3	61.1

Income (loss) from operations	5.8	29.0	(16.4)	29.5
Other income, net	9.0	9.0	11.5	8.2

Income (loss) before provision for income taxes	14.8	38.0	(4.9)	37.7
Provision for (benefit from) income taxes	5.6	13.9	(1.9)	14.0

Net income (loss)	9.2%	24.1%	(3.0)%	23.7%

Revenues

	February 28,	February 28,
	2002	2001	Change

	(dollars in millions)
Total revenues
Three months ended	$25.0	$38.0	(34.1)%
Nine months ended	$67.7	$103.8	(34.8)%

      The decreases in total revenues for the three and nine month periods ended February 28, 2002 are attributable to the impact of the slowdown in worldwide economic conditions resulting in customers canceling or delaying orders, due to their downsizing capital spending, partly offset by increased service and other revenue derived from our installed base.

	February 28,	February 28,
	2002	2001	Change

	(dollars in millions)
Software product revenues
Three months ended	$16.0	$28.7	(44.4)%
Nine months ended	$39.5	$77.1	(48.7)%

      The decreases for the three and nine month periods ended February 28, 2002 are primarily a result of the slowdown in the economy and the resulting decline in information technology capital spending.

	February 28,	February 28,
	2002	2001	Change

	(dollars in millions)
Service and other revenues
Three months ended	$9.1	$9.3	(2.3)%
Nine months ended	$28.2	$26.7	5.4%

      Our service and other revenues consist primarily of fees for software maintenance, consulting and training. The decrease in service and other revenues for the three month period ended February 28, 2002 was primarily related to normal recognition of maintenance revenue being derived from a higher level of license revenues in the same period of the prior year. We recognize revenues associated with maintenance fees ratably over the period of the maintenance contract, which is typically twelve months. The increase in service and other revenues for the nine month period ended February 28, 2002 was primarily due to an increase in maintenance revenue resulting from the renewal of existing maintenance contracts from prior period software revenue arrangements.

      Service and other revenues from foreign operations accounted for 11.8% and 6.2% of total revenues for the three months ended February 28, 2002 and 2001, respectively. For the nine months ended February 28, 2002, and 2001, service and other revenues from foreign operations accounted for 14.6% and 6.0% of total revenues, respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. For the three months ended February 28, 2002 and 2001, export sales accounted for 22.3% and 31.3% of total revenues, respectively. For the nine months ended February 28, 2002 and 2001, export sales accounted for 20.7% and 29.3% of total revenues, respectively. We expect that revenues derived from foreign operations and export sales will continue to vary in future periods as a percentage of total revenues.

Costs of Revenues

	February 28,	February 28,
	2002	2001	Change

	(dollars in millions)
Costs of software products
Three months ended	$0.7	$0.4	74.3%
Percentage of software product revenue	4.1%	1.3%
Nine months ended	$1.8	$1.1	66.2%
Percentage of software product revenue	4.7%	1.4%

      Our costs of our software products consists primarily of product media, duplication, manuals, packaging materials, shipping expenses and royalties, and in certain instances, licensing of third-party software incorporated in our products. The increase in absolute dollars of costs of software product revenues for the three and nine month periods ended February 28, 2002 was primarily attributable to increasing costs of third party software components. The increase in costs as a percentage of software product revenues for the three and nine month periods ended February 28, 2002 was primarily attributable to these increased costs in absolute dollars, further influenced by decreased software product revenues. In addition, during fiscal 2001 and 2002, we did not capitalize any software development costs as these costs were not material.

	February 28,	February 28,
	2002	2001	Change

	(dollars in millions)
Costs of service and other
Three months ended	$2.6	$3.1	(15.2)%
Percentage of service and other revenues	28.7%	33.1%
Nine months ended	$8.4	$8.6	(2.3)%
Percentage of service and other revenues	29.8%	32.2%

      Our costs of service and other revenues consist of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. The decrease in absolute dollars of costs of service and other revenues for the three and nine month periods ended February 28, 2002 was primarily due to reduced headcount in our professional services organization. The decrease in costs as a percentage of service and other revenues for the three month period ended February 28, 2002 was primarily related to the decrease in absolute costs from reduced staffing. The decrease in costs as a percentage of service and other revenues for the nine month period ended February 28, 2002 was primarily due to the decrease in absolute costs from reduced staffing combined with an increase in service and other revenues for the period.

Operating Expenses

	February 28,	February 28,
	2002	2001	Change

	(dollars in millions)
Research and development
Three months ended	$5.8	$5.8	(0.5)%
Percentage of total revenues	23.2%	15.4%
Nine months ended	$17.7	$15.3	16.1%
Percentage of total revenues	26.2%	14.7%

      Research and development expenses in absolute dollars for the three month period ended February 28, 2002 were flat with the comparable prior period. The increase in research and development expenses in absolute dollars for the nine month period ended February 28, 2002 was primarily due to an increase in research and development headcount and outside consulting services to focus on enhancement of existing products and development of new products addressing the business portal market. The increase in research and development expenses as a percentage of total revenues for the three and nine month periods ended February 28, 2002 was primarily due to decreased total revenues for the periods. We anticipate that we will continue to make significant investments in research and development.

	February 28,	February 28,
	2002	2001	Change

	(dollars in millions)
Marketing and sales
Three months ended	$11.5	$14.7	(22.2)%
Percentage of total revenues	45.8%	38.8%
Nine months ended	$39.5	$40.6	(2.7)%
Percentage of total revenues	58.3%	39.0%

      The decrease in marketing and sales expenses in absolute dollars for the three and nine month periods ended February 28, 2002 was primarily related to a decrease in sales commissions resulting from the decrease in software product revenue and to decreased spending on marketing programs. For the nine month period ended February 28, 2002 the decrease was partially offset by higher headcount during the first two quarters of the period. The increase in marketing and sales expenses as a percentage of total revenues for the three and nine month periods ended February 28, 2002 was principally related to decreased total revenues for the periods. We anticipate that we will make significant investments in marketing and sales.

	February 28,	February 28,
	2002	2001	Change

	(dollars in millions)
General and administrative
Three months ended	$3.1	$2.9	3.5%
Percentage of total revenues	12.2%	7.7%
Nine months ended	$8.8	$7.6	15.0%
Percentage of total revenues	13.0%	7.4%

      The increase in general and administrative expenses in absolute dollars for the three month period ended February 28, 2002 was primarily related to increased expenses for legal, audit and tax services. The increase in absolute dollars for the nine month period ended February 28, 2002 was primarily related to increased expenses for legal services, various tax studies and other outside services. The increase as a percentage of total revenues for the three and nine month periods ended February 28, 2002 was primarily due to the decreased total revenues during the periods. We anticipate that general and administrative expenses for our fourth fiscal quarter ending May 31, 2002 will be consistent with the prior quarter.

	February 28,	February 28,
	2002	2001	Change

	(dollars in millions)
Restructuring charge
Three months ended	—	—	—
Percentage of total revenues	—	—
Nine months ended	$1.6	—	—
Percentage of total revenues	2.3%	—

      During the quarter ended November 30, 2001, we implemented a worldwide restructuring of our corporate structure to focus on reducing expenses and improving efficiency due to macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, we recorded in the quarter ended November 30, 2001, a $1.6 million restructuring charge, of which approximately $1.2 million was related to severance costs associated with the reduction in the worldwide workforce by 65 employees, approximately $0.3 million to legal and other outside services in connection with the restructuring, and approximately $0.1 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada, the U.K., Germany, France, the Netherlands, Sweden and South Africa. Of the total $1.6 million restructuring charge, approximately $0.3 million remains unpaid at February 28, 2002. Of the $0.3 million, approximately $0.1 million relates to severance costs to be paid in future quarters, approximately $0.1 million to legal and other outside services, and approximately $0.1 million to other costs associated with the restructuring.

	February 28,	February 28,
	2002	2001	Change

	(dollars in millions)
Charitable contribution
Three months ended	—	—	—
Percentage of total revenues	—	—
Nine months ended	$1.0	—	—
Percentage of total revenues	1.5%	—

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

	February 28,	February 28,
	2002	2001	Change

	(dollars in millions)
Other income, net
Three months ended	$2.3	$3.4	(34.0)%
Percentage of total revenues	9.0%	9.0%
Nine months ended	$7.8	$8.5	(9.0)%
Percentage of total revenues	11.5%	8.2%

      Other income consists primarily of interest income and realized gains from our investments in marketable securities. The decrease in other income in absolute dollars for the three and nine month periods ended February 28, 2002 was primarily due to decreasing overall yields on our portfolio of marketable securities caused by the decreasing interest rate environment partially offset by higher cash balances when compared with prior periods. The increase in other income as a percentage of total revenues for the nine month period ended February 28, 2002 was due to the decrease in total revenues for the period.

	February 28,	February 28,
	2002	2001	Change

	(dollars in millions)
Income tax provision (benefit)
Three months ended	$1.4	$5.3	(73.3)%
Percentage of total revenues	5.6%	13.9%
Nine months ended	$(1.3)	$14.6	nm
Percentage of total revenues	(1.9)%	14.0%

      Income tax provision (benefit) includes U.S. and foreign income taxes, as well as the provision for U.S. taxes on undistributed earnings of international subsidiaries. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

      During the quarter ended February 28, 2002, we assessed the qualification of our research and development expenses for state and federal research and development tax credits. We expect the tax savings for fiscal 2002 due to research and development tax credits to result in a marginally lower effective tax rate and accordingly applied an effective tax rate of 38.0% to the result of our quarter ended February 28, 2002. We will continually reassess the impact of our research and development expenses on our effective tax rate in future periods.

Liquidity and Capital Resources

	February 28,	February 28,
	2002	2001

	(dollars in millions)
Nine month periods ended
Net cash provided by operating activities	$12.6	$35.4
Net cash used in investing activities	$(8.3)	$(53.5)
Net cash provided by financing activities	$1.1	$24.0

      As of February 28, 2002, we had $243.2 million in cash and cash equivalents and available-for-sale securities compared to $231.1 million at May 31, 2001.

      Cash provided by operating activities for the nine month period ended February 28, 2002 was primarily due to a $18.4 million decrease in accounts receivable, partially offset by a loss from operations of $2.1 million, a decrease in accrued compensation and other accrued liabilities of $2.2 million and a decrease in deferred revenue of $4.4 million. Cash provided by operating activities for the nine month period ended February 28, 2001 was primarily due to our net income of $24.6 million, a decrease in deferred income taxes of $13.1 million, an increase in accrued compensation and other accrued liabilities of $6.3 million and a decrease in deferred revenue of $3.3 million. This was offset in part by an increase in accounts receivable of $12.1 million and an increase of $2.8 million of prepaid and other current assets.

      Cash used in investing activities for the nine month periods ended February 28, 2002 and February 28, 2001 was the result of capital expenditures of $2.7 million and $4.3 million in the respective periods and net purchases of marketable securities. For the nine month periods ended February 28, 2002 and February 28, 2001, the capital expenditures consisted primarily of purchases for computer hardware and software.

      Cash provided by financing activities for the nine month period ended February 28, 2002 consisted of proceeds from the sale of common stock as a result of stock options exercised and, to a much lesser extent, from the issuance of common stock in connection with our Employee Stock Purchase Plan, partially offset by repurchases of our common stock through our stock repurchase program. Cash provided by financing activities for the nine month period ended February 28, 2001 consisted primarily of proceeds from the sale of common stock as a result of stock options exercised and from the issuance of common stock in connection with our Employee Stock Purchase Plan.

      At February 28, 2002, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $132.4 million. As of February 28, 2002, we had no outstanding long-term debt.

      Our principal commitments as of February 28, 2002 consist of obligations under operating leases as discussed in our May 31, 2001 Form 10-K.

      On September 12, 2001, we announced a stock repurchase program to acquire outstanding common stock in the open market. Pursuant to this program, the Company may repurchase shares of its common stock from time to time up to a total value of $50.0 million. The program will terminate at the end of the current fiscal year unless extended or shortened by the Board of Directors. Through February 28, 2002, Verity repurchased and retired 1,038,800 shares of its common stock through open market transactions, valued at approximately $12.2 million.

      We believe that our current cash and cash equivalents, interest income and cash generated from operations, if any, will provide adequate liquidity to meet our working capital and operating resource expenditure requirements through at least fiscal 2003. If the global economy weakens further, our cash, cash equivalents and investments balances may decline. As a result, or if our spending plans materially change, we may find it necessary to seek to obtain additional sources of financing to support our capital needs, but we cannot assure you that a financing will be available on commercially reasonable terms, or at all.

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

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.” This standard eliminates the amortization of goodwill and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001. We do not expect the implementation of SFAS No. 142 to have a significant impact on our financial position or results of operations.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001 as well as interim periods within those fiscal years. The implementation of SFAS No. 144 is not expected to have a significant impact on our financial position or results of operations.

Impact of European Monetary Conversion

      We are aware of the issues associated with the changes in Europe resulting from the formation of a European economic and monetary union. One change resulting from this union required EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, as of January 1, 1999, at which date the Euro became a functional legal currency of these countries. Up until December 31, 2001, business in the EMU member states was conducted in both the existing national currencies, such as the French franc or the Deutsche mark, and the Euro. The adoption of Euro by EMU member states has had no material impact on our operations or financial results.

RISK FACTORS

      The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition would suffer. In that event, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in our common stock. The discussion below and elsewhere in this report also includes forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements as a result of the risks discussed below.

Risks Related to Our Business

We have sustained a loss for the first nine months of this fiscal year and we may not be able to return to fiscal year profitability

      We sustained a loss for each of the first two quarters of fiscal 2002 and, although we reported net income for the third quarter of fiscal 2002, we reported a net loss for the nine months ended February 28, 2002. In the future, our revenues may decline, remain flat, or grow at a rate slower than was experienced in periods prior to quarter ended August 31, 2001, especially in light of the recent economic slowdown. To achieve revenue growth and return to fiscal year profitability, we must:

•	increase market acceptance of our products;

•	respond effectively to competitive developments;

•	execute sales despite the recent economic slowdown and resulting decrease in our customers’ capital spending;

•	attract, retain and motivate qualified personnel; and

•	upgrade our technologies and commercialize our products and services incorporating these technologies.

      We cannot assure you that we will be successful in achieving any of these goals or that we will experience increased revenues, positive cash flows, or achieve long-term profitability.

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

      Any of the factors, some of which are discussed in more detail below, could materially and adversely impact on our operations and financial results, and consequently our stock price.

The size and timing of large orders may materially affect our quarterly operating results

      The size and timing of individual orders may cause our operating results to fluctuate significantly. The dollar amounts of large orders for our products have been increasing, and therefore the operating results for a quarter could be materially and adversely affected if one or more large orders are either not received or are delayed or deferred by customers. A significant portion of our revenues in recent quarters has been derived from these relatively large sales to a limited number of customers, and we currently anticipate that future quarters will continue to reflect this trend. Sales cycles for these customers can be up to six months or longer. In addition, customer order deferrals in anticipation of new products may cause our operating results to fluctuate. Like many software companies, we have generally recognized a substantial portion of our revenues in the last month of each quarter, with these revenues concentrated in the last weeks of the quarter. Accordingly, the cancellation or deferral of even a small number of purchases of our products could harm our business in any particular quarter. In addition, to the extent that the significant sales occur earlier than expected, operating results for subsequent quarters may fail to keep pace or even decline.

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

We have been sued, and are at risk of future securities class action litigation, due to our past and expected stock price volatility

      In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. For example, in December 1999 our stock price dramatically declined and a number of lawsuits were filed against us. Because we expect our stock price to continue to fluctuate significantly, we may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.

We must successfully introduce new products or our customers will purchase our competitors products

      During the past few years, management and other personnel have focused on modifying and enhancing our core technology to support a broader set of search and retrieval solutions for use on enterprise-wide systems, over online services, over the Internet and on CD-ROM. In order for our strategy to succeed and to remain competitive, we must leverage our core technology to develop new product offerings by us and by our original equipment manufacturer, or OEM, customers that address the needs of these new markets. These development efforts are expensive. If these products do not generate substantial revenues, our business and results of operations will be adversely affected. We cannot assure you that any of these products will be successfully developed and completed on a timely basis or at all, will achieve market acceptance or will generate significant revenues.

      Our future operating results will depend upon our ability to increase the installed base of our information retrieval technology and to generate significant product revenues from our core products. Our future operating results will also depend upon our ability to successfully market our technology to online and Internet publishers who use this technology to index their published information in our format. To the extent that customers do not adopt our technology for indexing their published information, users will be unable to search their information using our search and retrieval products, which in turn will limit the demand for our products.

We face intense competition from companies with significantly greater financial, technical, and marketing resources, which could adversely affect our ability to maintain or increase sales of our products

      The business portal software market is intensely competitive and we cannot assure you that we will maintain our current position of market share. A number of companies offer competitive products addressing this market. We compete with Alta Vista, Autonomy, Convera, Inktomi, FAST, Hummingbird/ PC Docs/ Fulcrum, Infoseek, Lotus, Mercado, Viador, Epicentric, Thunderstone and Microsoft, among others. We also compete indirectly with database vendors, such as Oracle, that offer information search and retrieval capabilities with their core database products and web platform companies, such as Netscape.

      In the future, we may encounter competition from a number of companies. Many of our existing competitors, as well as a number of other potential new competitors, have significantly greater financial, technical and marketing resources than we do. Because the success of our strategy is dependent in part on the success of our strategic customers, competition between our strategic customers and the strategic customers of our competitors, or failure of our strategic customers to achieve or maintain market acceptance could harm our competitive position. Although we believe that our products and technologies compete favorably with competitive products, we cannot assure you that we will be able to compete successfully against our current or future competitors or that competition will not harm our business.

We rely on Regent Pacific Management Corporation for the management of Verity, and the loss of these services could adversely affect our business

      Regent Pacific Management Corporation, a management firm of which Gary J. Sbona is chief executive officer, provides management services for our company under a management services agreement. The management services provided under our agreement with Regent Pacific include the services of Mr. Sbona, as chairman of the board and chief executive officer, and other Regent Pacific personnel as part of Verity’s management team. The agreement terminates on August 31, 2002, but provides us with an option to further extend the term of this agreement through February 2003. This agreement may be cancelled at the option of the board after February 2003. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could negatively affect our operations, especially during the transition phase to a new management. Similarly, if any adverse change in Verity’s relationship with Regent Pacific occurs, it could hinder management’s ability to direct our business and materially and adversely affect our results of operations and financial condition.

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

      We currently engage in only limited hedging activities to protect against the risk of currency fluctuations. Fluctuations in currency exchange rates could cause sales denominated in U.S. dollars to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Also, these fluctuations could cause sales denominated in foreign currencies to affect a reduction in the current U.S. dollar revenues derived from sales in a particular country. Furthermore, future international activity may result in increased foreign currency denominated sales and, in this event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute significantly to fluctuations in our results of operations. The financial stability of foreign markets could also affect our international sales. In addition, revenues earned in various countries where we do business may be subject to taxation by more than one jurisdiction, thereby adversely affecting our earnings. We cannot assure you that any of these factors will not have an adverse effect on the revenues from our future international sales and, consequently, our results of operations.

      Service and other revenues derived from foreign operations accounted for 14.6%, 6.3%, 6.7% and 6.4% of total revenues in the nine month period ended February 28, 2002, and in fiscal years 2001, 2000, and 1999 respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. In the nine month period ended February 28, 2002, and in fiscal years 2001, 2000, and 1999, export sales accounted for 20.7%, 26.0%, 19.0% and 27.1% of total revenues, respectively. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below. See Note 4 of Notes to Condensed Consolidated Financial Statements under Part 1, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our international revenues and long-lived assets by geographic region.

A significant portion of our revenues is derived from sales to the federal government, which are subject to budget cuts and, consequently, the potential loss of revenues upon which we have historically relied

      Revenues derived from sales to the federal and state governments and their agencies were 6.0%, 7.4%, 7.8% and 8.1% of total revenues in the nine month period ended February 28, 2002, and in fiscal years 2001, 2000 and 1999, respectively. Future reductions in government spending on information technologies could harm our operating results. Sales to government agencies declined as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

      Almost all of our government contracts contain termination clauses, which permit contract termination upon our default or at the option of the other contracting party. We cannot assure you a cancellation will not occur in the future, and any termination would adversely affect our operating results.

If we are unable to enhance our existing products to conform to evolving industry standards in our rapidly changing markets, our products may become obsolete

      The computer software industry is subject to rapid technological change, changing customer requirements, frequent new product introductions, and evolving industry standards that may render existing products and services obsolete. As a result, our position in our existing markets or other markets that we may enter could be eroded rapidly by product advancements by competitors. If we are unable to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, our financial condition and results of operations would be materially and adversely affected.

      The life cycles of our products are difficult to estimate. Our future success will depend upon our ability to keep pace with technological developments, conform to evolving industry standards, particularly client/ server and Internet communication and security protocols, as well as publishing formats such as Hypertext Markup Language, or HTML, and Extensible Markup Language, or XML, and address increasingly sophisticated customer needs. We cannot assure you that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance.

      We strive to achieve compatibility between our products and the text publication formats we believe are or will become popular and widely adopted. We invest substantial resources in development efforts aimed at achieving compatibility. Any failure by us to anticipate or respond adequately to technology or market developments could result in a loss of competitiveness or revenue. For instance, to date we have focused our efforts on integration with the Adobe PDF and Lotus Notes environments and, more recently, the Microsoft Exchange environment. Should any of these products or technologies lose or fail to achieve acceptance in the marketplace or be replaced by other products or technologies, our business could be materially and adversely affected.

      We embed our basic search engine in key OEM application products and, therefore, our sales of information retrieval products depend on our ability to maintain compatibility with these OEM applications. We cannot assure you that we will be able to maintain compatibility with these vendors’ products or continue to be the search technology of choice for OEMs. The failure to maintain compatibility with or be selected by OEMs would materially and adversely affect our sales. Further, the failure of the products of our key OEM partners to achieve market acceptance could harm our results of operations.

Our software products are complex and may contain errors that could damage our reputation and decrease sales

      Our complex software products may contain errors that may be detected at any point in the products’ life cycles. We have in the past discovered software errors in some of our products and have experienced delays in shipment of products during the periods required to correct these errors. We cannot assure you that, despite our testing and quality assurance efforts and similar efforts by current and potential customers, errors will not be found. The discovery of an error may result in loss of or delay in market acceptance and sales, diversion of development resources, injury to our reputation, or increased service and warranty costs, any of which could harm our business. Although we generally attempt by contract to limit our exposure to incidental and consequential damages, and to cap our liabilities to our proceeds under the contract, if a court fails to enforce the liability limiting provisions of our contracts for any reason, or if liabilities arise which are not effectively limited, our operating results could be harmed.

If we lose key personnel, or are unable to attract additional qualified personnel, our ability to conduct and grow our business will be impaired

      We believe that hiring and retaining qualified individuals at all levels is essential to our success, and we cannot assure you that we will be successful in attracting and retaining the necessary personnel. In addition, we are highly dependent on our direct sales force for sales of our products as we have limited distribution channels. Continuity of technical personnel is an important factor in the successful completion of development projects, and any turnover of our research and development personnel could harm our development and marketing efforts.

      Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified sales, technical and managerial personnel. Competition for this type of personnel is intense, and we cannot assure you that we will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary sales, technical and managerial personnel could harm our business.

Our ability to compete successfully will depend, in part, on our ability to protect our intellectual property rights, which we may not be able to protect

      We rely on a combination of patent, trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. The source code for our proprietary software is protected both as a trade secret and as a copyrighted work. Policing unauthorized use of our products, however, is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business regardless of the outcome of the litigation.

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

Our products employ technology that may infringe on the proprietary rights of third parties, which may expose us to litigation

      Third parties may assert that our products infringe their proprietary rights, or may assert claims for indemnification resulting from infringement claims against us. Any such claims may cause us to delay or cancel shipment of our products, which could harm our business. In addition, irrespective of the validity or the successful assertion of claims, we could incur significant costs in defending against claims.

We are dependent on proprietary technology licensed from third parties, the loss of which could delay shipments of products incorporating this technology and could be costly

      Some of the technology used by our products is licensed from third parties, generally on a nonexclusive basis. We believe that there are alternative sources for each of the material components of technology we license from third parties. However, the termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in our ability to ship these products while we seek to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could harm our quarterly results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we cannot assure you that we will be able to do so on commercially reasonable terms or at all.

Potential acquisitions may have unexpected consequences or impose additional costs on us

      Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies. From time to time, we consider and evaluate potential business combinations both involving our acquisition of another company and transactions involving the sale of Verity through, among other things, a possible merger or consolidation of our business into that of another entity. Acquisitions involve numerous risks, including the following:

•	difficulties in integration of the operations, technologies, and products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	accounting consequences, including changes in purchased research and development expenses, resulting in variability in our quarterly earnings;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in these markets have stronger market positions;

•	the potential loss of key employees of the acquired company; and

•	the assumption of unforeseen liabilities of the acquired company.

      We cannot assure you that our future acquisitions will be successful and will not adversely affect our business. We must also maintain our ability to manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we make could harm our business.

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

      Our ability to grow our business is dependent on the growth of the Internet and, consequently, any adverse events would impair our ability to grow our business.

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

      We also have in place a Share Purchase Rights Plan, commonly referred to as a “poison pill.” In addition, the anti-takeover provisions of Section 203 of the Delaware General Corporations Law and the terms of our stock option plan may discourage, delay or prevent a change in control of Verity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of February 28, 2002, approximately 54% of our portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

      The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of February 28, 2002:

	FY2002	FY2003	FY2004	FY2005	Total	Fair Value

	(in thousands)
Cash equivalents	$17,158	—	—	—	$17,158	$17,158
Average interest rate	1.0%	—	—	—
Short-term investments	$51,341	$63,899	—	—	$115,240	$115,240
Average interest rate	3.0%	3.1%	—	—
Long-term investments	—	$34,360	$71,368	$5,033	$110,761	$110,761
Average interest rates	—	3.8%	3.5%	4.8%

      Foreign Currency Risk. We transact business in various foreign currencies, including the Euro, the British pound, the Canadian dollar, the Australian dollar, the Swedish krona, the South African rand, the Mexican peso, the Brazilian real and the Singaporean dollar. We have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain sales contracts denominated in foreign currency. Under this program, fluctuations in foreign currencies during the period from the signing of the contract until payment are partially offset by realized gains and losses on the hedging instruments. The goal of this hedging program is to lock in exchange rates on our sales contracts denominated in foreign currencies. The notional amount of hedged contracts and the estimated fair value are not material.

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

      BroadVision answered Verity’s complaint on June 28, 2001 and denied the material allegations of the Complaint and asserted affirmative defenses to Verity’s claims. BroadVision also asserted a counterclaim alleging that Verity had breached the parties’ license and the implied covenant of good faith and fair dealing contained therein (1) by failing to pay BroadVision referral fees that it claims Verity owes to BroadVision for BroadVision’s efforts in securing the sale of Verity Advanced K-2 Search Modules; and (2) by failing to provide support to BroadVision for VDK after Verity terminated the parties’ license. BroadVision seeks by its counterclaim, among other things, damages according to proof, a declaration that BroadVision has not breached the parties’ license and attorneys’ fees.

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
(Principal Financial Officer)

Dated: April 5, 2002

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