Form 10-K
period 2002-05-31
VERITY INC \DE\
filed 2002-08-16
CIK 949956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002
Commission file number 0-26880

VERITY, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0182779 (I.R.S. Employer Identification No.)

894 Ross Drive Sunnyvale, California (Address of principal executive offices)	94089 (Zip code)

Registrant’s telephone number, including area code: (408) 541-1500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on July 31, 2002, as reported on Nasdaq National Market was approximately $228,084,000. Excludes approximately 14,835,000 shares of Common Stock held collectively by the executive officers and directors of the registrant and by each person who owned 5% or more of the outstanding Common Stock as of such date. Exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the registrant.

     The number of shares of the registrant’s Common Stock outstanding on July 31, 2002 was 35,199,316.

i

PART I

Item 1. Business

     We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business. We own the Verity, Verity Logo, Topic and Knowledge Organizer trademarks in the United States. This Annual Report on Form 10-K also includes trademarks owned by other parties.

     You should carefully read the information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes beginning on page 42 of this Annual Report on Form 10-K. Our business involves significant risks. You should carefully consider the information under the heading “— Risk Factors” below. In addition, this Annual Report contains forward-looking statements that relate to future events or future financial performance. See “Forward-Looking Statements” at the end of this Item 1 regarding information that readers should be aware of in reading these forward-looking statements.

Overview

     We are a leading provider of infrastructure software that powers corporate portals and e-commerce sites as well as e-business applications. The infrastructure software market is in great part the convergence of many core markets in which we have participated for years.

     We develop, market and support infrastructure products for corporate intranets, extranets, corporate portals, business applications, online publishers, e-commerce providers and original equipment manufacturer (OEM) toolkits for independent software vendors (ISVs). Our comprehensive and integrated product family enables numerous enterprise-wide functionalities, all from the same underlying Verity information index. Our products organize and provide simple, single-point access to information across the entire enterprise. In doing so, our products create business portals, which leverage the value of existing investments in Internets, intranets and business applications.

     Our software has been licensed directly to over 1,500 corporations, government agencies, software developers, information publishers and e-commerce vendors. We focus on several core markets, including intranet-based applications for large corporate and government organizations, information retrieval solutions for e-commerce merchants, Internet sites and electronic publishers, and OEM toolkits for ISVs. We pursue sales opportunities within organizations and government agencies through the efforts of our direct sales force and our products are also sold indirectly through a network of value added resellers (VARs) and system integrators, and as OEM toolkits through ISVs that embed Verity technology in their products or services.

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

     We were organized as a California corporation in March 1988 and reincorporated in Delaware in September 1995. Our principal executive offices are located at 894 Ross Drive, Sunnyvale, California 94089, and our telephone number is (408) 541-1500. We maintain a web site on the World Wide Web at “verity.com.” The reference to our web address does not constitute incorporation by reference of the information contained at the site.

The Verity Solution

     Our comprehensive and integrated product family enables enterprise-wide document indexing, content organization, search and retrieval, organization and navigation, viewing, personalized dissemination, document recommendation, expert and community location, and hybrid online and CD/DVD publishing all from the same underlying Verity information index. Our products organize and provide simple, single-point access to information across the entire enterprise. By doing so, our products create business portals, which leverage the value of existing investments in intranet, Internet and network infrastructure. We believe the functionality and flexibility of our products enable us to offer our customers a knowledge solution that strengthens their businesses by improving efficiency, employee productivity and communication.

     Our cross-platform knowledge retrieval product suite is scalable and is designed to solve the knowledge retrieval problems of enterprise and commerce sites. Our products:

•	use a combination of full text, metadata and rule-based methods to index and retrieve information stored in a variety of formats and systems across corporate intranets, extranets and portals, and the Internet;

•	organize and rank the relevance of selected information, enabling users to filter and evaluate information personalized to their specific needs and interests;

•	enable user-initiated queries, and also enable the construction of automated software agents that actively and continuously monitor Internet and intranet information sources such as web sites, news feeds and file systems for new information or changes in content matching user profiles;

•	enable the high-speed classification of information, the organization of information into taxonomies and the visual navigation of information;

•	deliver the ability to filter most common file formats for viewing, and to convert most common file formats to HTML (Hypertext Markup Language) and XML (Extensible Markup Language);

•	use the information created by individuals searching for and retrieving documents to automatically recommend additional documents, locate subject matter experts, and recognize communities of users with similar interests; and

•	allow organizations to build hybrid online and offline information distribution systems by publishing information on CD-ROM and DVD-ROM, maintaining links to active web sites and enabling automatic synchronization between the Web and a user’s local computer.

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

     Corporate Intranets, Extranets and Portals. We market an integrated product suite enabling public and private organizations to index, search, retrieve, classify, organize, navigate, disseminate and publish textual information residing in many document formats and in web and file servers distributed across the enterprise. Our social network technology uses the information created by individuals searching for and retrieving documents to automatically recommend additional documents, locate subject matter experts, and recognize communities of users with similar interests. Verity K2 Enterprise is designed to serve as the foundation of a well-designed corporate portal or business application. Verity K2 Enterprise provides enhanced portal return on investment through advanced search and accurate content organization. Verity Portal One provides a suite of portal components that can be selected to build custom portals. Verity Information Server creates a searchable index to information across the enterprise. Verity Agent Server notifies users when documents matching their personal information needs are added to this index and sends them electronic notices via email or personal web pages. With Verity Knowledge Organizer, data from different systems and sources can be grouped together logically and navigated visually, reducing content management costs and increasing the usability of corporate intangible assets. Verity Intelligent Classifier lets users quickly and easily build, share, reuse, test and modify the business rules Verity solutions use to automatically classify information. For especially long or complex documents, Verity Document Navigator provides a publishing tool, which turns long, awkward documents into rich Web publications that users can easily search and navigate. Users can search and traverse an automatically generated table of contents, and efficiently find valuable information hidden within large documents. Users can create these searchable publications from any format Verity supports, including Microsoft Word, HTML and PDF.

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

     OEMs and Embedded Solutions. Our toolkits enable software developers to embed our search-and-retrieval, profiling agent, and viewing and filtering technologies within their products. Our technology has been embedded in: document repository systems offered by Documentum, Stellent and FileNET; enterprise resource planning systems from SAP and PeopleSoft; and many business applications including relational and object-oriented database products and resume tracking, customer care and help desk systems.

Products

     Our product suite enables organizations to turn corporate intranets and extranets into a powerful knowledge base or corporate portal, making business information accessible and reusable across the enterprise. Our comprehensive and integrated product family enables enterprise-wide document indexing, content organization, search and retrieval, recommendation based on social network technology and personalized information dissemination, all from the same underlying Verity index. Because our products are designed to work together, customers may begin by deploying basic retrieval technology and can later incorporate more sophisticated content organization and social network technology as their business needs expand. Additionally, because we offer enterprise and departmental solutions, our customer’s investment is preserved by our capability to expand to support the largest document repositories and corporate intranets and extranets.

Enterprise Business Portal Products:

     Verity K2 Enterprise. Verity K2 Enterprise is infrastructure software that indexes, searches and retrieves information located in various repositories across an enterprise; applications include corporate intranets, portals, extranets, research and development, executive messaging and business intelligence systems. K2 Enterprise utilizes the Verity K2 architecture to deliver content organization, social network technology, rapid integration, limitless scalability, fault-tolerant operation and global support including support for multiple languages through best-of-breed locales.

     Verity K2 Catalog. Verity K2 Catalog is e-business infrastructure that indexes, searches and retrieves information in Business-to-Customer and Business-to-Business environments. K2 Catalog utilizes the Verity K2 architecture to deliver intelligent merchandising based on Verity’s content organization technology, social network technology, profitable site stickiness, rapid integration, adaptive personalization, limitless scalability, fault-tolerant operation and global support, including support for multiple languages through best-of-breed locales.

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

     Verity Gateways. These add-on products extend the indexing range of Verity products. Through the use of gateways, Verity develops and markets access and indexing for popular information products, including Documentum, Lotus Notes, Microsoft Exchange, Web and file servers, and relational databases.

     Verity Publisher. Verity Publisher is a hybrid CD-ROM/DVD-ROM-Web information publishing system. Publisher is designed to publish the contents of a web site on CD-ROM and DVD-ROM while maintaining links to web sites. Publisher is designed for high-volume information publishers, customer service organizations and others who need to use web-based information off-line. Publisher includes Verity’s standard search capabilities.

OEM and Custom Application Development Tools:

     Verity K2 Developer. Verity K2 Developer is a modular developer platform that allows independent software vendors to integrate Verity’s indexing, search and retrieval, content organization and social network technology into commercial software applications. K2 Developer supports popular programming interfaces to Sun’s Java and Microsoft’s COM, allowing users to rapidly build applications or integrate K2 Developer into their existing web environment.

     Verity Profiler Kit. Verity Profiler Kit enables users to develop applications that use content and metadata to classify information automatically and trigger business events. Profiler Kit enables developers to build specialized applications, using Verity’s patented technology, to disseminate information accurately to users, to notify users about critical new information, or to classify documents into specific categories.

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

     Verity Filter SDK. The Verity Filter SDK is designed to allow independent software vendors to embed Verity’s filtering functionality within their own applications. This allows their applications to index and search multiple file formats by extracting text and converting it to a data stream or ASCII text file.

     Verity KeyView SDK. The Verity KeyView Developer’s Kit is designed to allow independent software vendors to embed KeyView functionality within their own applications.

     Verity KeyView Pro. Verity KeyView Pro enables users to filter and view documents residing in hundreds of application formats and is targeted at corporate customers. KeyView Pro provides desktop viewing and filtering, and compression functionality.

Services

     We make extensive technical support and training services available for our customers, and provide consulting services designed to assist our customers in utilizing Verity software to develop custom search and retrieval, content organization and/or social network applications. As of May 31, 2002, we employed 26 people in our technical support organization, 43 people in our consulting group and 2 people focused on developing and coordinating training services.

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

     Training. We provide training services at our own training facilities located in Sunnyvale, California, and London, United Kingdom, as well as at the facilities of our customers, value added resellers and system integrators worldwide. We also provide training through certain authorized third parties. Courses are also delivered online. We have developed an extensive set of courses and materials for presentation by our professional instructors. We believe our training helps assure increased customer satisfaction while enhancing our ability to make additional sales to our existing customer base. Customers typically pay for training services on a per course or per day fee basis.

Customers

     Our software has been licensed directly to over 1,500 corporations, government agencies, software developers, information publishers and e-commerce vendors. We focus on several core markets, including intranet-based applications for large corporate and government organizations, information retrieval solutions for e-commerce and electronic publishers, and OEM toolkits for ISVs. See Note 11 of Notes to Consolidated Financial Statements beginning on page 55 of this Annual Report on Form 10-K for a discussion of our international revenues, income from operations and long-lived assets by geographic region.

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

     Direct Sales. Our direct sales force is trained to assist customers to acquire and utilize our suite of products to integrate information residing within the organization in a variety of repositories, such as Lotus Notes, Documentum, Microsoft Exchange, relational databases and web and file servers. Our direct sales force also targets online service providers and publishers of information stored on both the Internet and CD-ROM/DVD-ROM. We maintain direct sales offices or personnel in a number of metropolitan areas across the United States, including Falls Church, Burlington, Chicago, Dallas, New York, and Sunnyvale. European direct sales operations are located in London, Utrecht (The Netherlands), Munich and Paris. We also have direct sales offices located in Australia and Mexico.

     Channel Sales. We work with a variety of partner types, including OEM customers, Independent Software Vendors and System Integrator Alliances. Partner companies are chosen based upon a strong mutual value-proposition and willingness to collaborate closely with our direct sales team. While our partner agreements may provide for resale rights in some cases, the majority of the time both sides sell their own products and services to satisfy mutual customer needs. Our products are also resold through partners in North America, Western Europe, Asia, South Africa and Australia.

     Our technology is also sold as an integrated OEM feature of more than 200 software applications offered by over 100 OEM and ISV providers. Our OEM partners are drawn from such application markets as:

•	application integration (iManage, iPlanet, Macromedia, TIBCO);

•	groupware (Lotus);

•	document and content management (divine, Documentum, FileNET, Stellent);

•	enterprise resource planning systems (PeopleSoft, SAP);

•	help desk and customer care solutions (Kana, Peregrine, ServiceWare);

•	e-commerce (Haht Software);

•	personal productivity (Adobe); and

•	storage (OTG/Legato).

     Our marketing activities are targeted at building market awareness and identifying prospective customers for enterprise, Internet and e-commerce, online publishing, hybrid CD-ROM/DVD-ROM-Web and OEM applications. Our marketing efforts include participation in tradeshows, conferences and industry events, Verity seminars, industry speaking engagements, and advertising and direct mail campaigns targeting specific markets such as corporate portal developers, intranet web site and content managers, and online catalog developers. Certain of our OEM contracts also provide for brand name exposure concerning the ISV’s embedding of Verity technology. We also maintain an active public relations program targeting industry analysts and leaders in the trade and business press, and maintain a public web site, which has been a source of sales leads. As of May 31, 2002, our sales and marketing organizations consisted of 161 employees.

Technology

     Our core technology was originally developed by us for use by large government agencies in the defense and intelligence communities to perform complex, customized search and retrieval applications on stand-alone, host-based systems. Since early fiscal 1994, we have expanded our product offerings to support commercial client/server and web-based computing environments. We have expanded our markets to include corporate intranets and e-commerce vendors, ISVs and online and CD-ROM/DVD-ROM information publishers. Our technologies address the major aspects of knowledge retrieval including document indexing, query formulation and execution, concept-based information retrieval, ranking and presentation of results, content organization, automated information dissemination, information organization and navigation, document viewing and filtering, automatic recommendation of documents and subject matter experts, user community recognition and hybrid CD-ROM/DVD-ROM-Web publishing.

     Indexing. The search technology incorporated in our server products and OEM applications indexes documents automatically based upon administrator-specified criteria. This index is referred to as a “Verity collection.” Verity indices exploit full text, metadata and our unique knowledge mapping system, Topics®. Collections created through the indexing process contain the results of text analysis performed by our engine, as well as information about the document’s context and structure. End users with Verity-based applications or standard web browsers can search those collections that administrators make available to them. The Verity architecture is designed to permit real-time indexing of new documents into a Verity collection, even while users actively search that collection. As a result, the system provides enhanced availability, and is designed to operate during maintenance and back up. The Verity K2 architecture enhances the availability of our applications by providing redundant processing paths, further enhancing system availability.

     Search Execution. Our search technology is designed to enable users to formulate and refine queries using a series of information retrieval methods including keyword, thesauri, dictionaries and concept-based retrieval. Once formulated, queries can be used to retrieve archived information using a standard, interactive search. Our core query formulation technology is the Verity Query Language, which contains more than 30 operators that can be used to formulate precise and filtered information requests. Our search engine is designed with an open architecture, which employs multiple search techniques and supports incorporation of additional techniques by us, by third parties or by organizations building custom applications. This open environment enables third-party developers to extend the functionality and capabilities of our products and tools. Our high performance search technology employs a network of brokers and servers to offer scalable, parallel searching across hundreds of millions of documents. The technology is designed to scale linearly with the growth of users, documents or queries, and to support the largest corporate intranets and e-commerce sites.

     Ranking and Results Presentation. The results obtained by matching queries against document collections are provided with a relevance score calculated by the Verity engine. This score may be presented, along with other available document-attribute information desired by the user, in a customizable results list. We have also developed functionality that enables the organization or “clustering” of search results according to common themes within the retrieved documents. We also provide automatic document summarization and query by example, a facility allowing any document to be turned into a “find more documents like this” query. Sets of documents may also be navigated as a directory using Knowledge Organizer to organize documents into taxonomies that can be browsed visually.

     Parametric Selection. The parametric selection interface allows users to search for information by combining structured and unstructured searches, as well as by using semi-structured information. Users can both select specific characteristics from structured information to narrow down the number of possible matches, and submit queries against unstructured text against the matches.

     Federated Search. Verity federated search technology allows users to submit a single query to multiple Verity and non-Verity information sources, and receive the results in a merged and ranked list that has been filtered for duplicate results.

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

     Automated Information Dissemination. Any query can be used as an active agent deployed to watch and “clip” relevant information as it enters a corporate network or public web site. Verity agents compare new information with a database of stored queries, which are linked to user profiles. User profiles specify the frequency and method by which users want to be notified about subjects that they are tracking. Our agent-based technology can notify and route information to users via email, a page, a pager or a custom process such as automated filing of information into subject directories. Our agent technology is targeted at organizations building executive briefing, message handling, competitive intelligence and related systems.

     Content Organization. Verity’s content organization technology augments highly accurate automatic classification using Verity’s proprietary Logistic Regression Classification technology with business rules that can be reused, shared, modified and tested by humans. Existing taxonomies can be reused, or documents can be classified according to metadata, pathnames, URLs or new taxonomies created with business rules. This allows companies to organize their information assets the same way they organize their business. When combined with Verity’s advanced search, users are equipped with the tools they need to quickly and intuitively discover relevant information across the enterprise or in e-business catalogs. Searches can be limited to specific directories, or users can drill down through familiar directories and sub-directories to find the information for which they are searching. Verity’s thematic mapping technology can analyze an entire corpus of documents to reveal unknown patterns, trends and areas of knowledge.

     Social Networks. Verity’s social network technology employs proprietary Tensor Space Analysis to provide a number of personalization features. These include recommending similar documents based on current queries and/or past user behavior, locating subject matter experts within the organization, recognizing and bringing together communities of users that share similar interests, and using both implicit and explicit feedback to enhance result list ranking.

     Viewers and Filters. Document filtering automatically detects the kind of document being indexed and isolates the text to be indexed from embedded formatting information. Filters are designed to enable the indexing engine to handle a wide variety of document types and formats. The threadsafe nature of our filters helps assure fast and reliable access to documents for searching. Our viewing technology is designed to provide users with the ability to view documents in a variety of formats without the use of the application, which generated the document. On the basis of our filtering and viewing technology, we have developed a series of applications. These include the KeyView Pro desktop viewing product, and Verity Export, a toolkit for building applications that require conversion of documents into web-ready HTML or valid XML.

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

Product Development

     Our development efforts are focused on expanding our suite of products, designing enhancements to our core technology, and addressing additional technical challenges inherent in developing new applications for enterprise, e-commerce and OEM markets. Our research and development is focused on enhancing core indexing and search performance and precision, data access and security gateways, enterprise scalability, business portal functionality, programmable application programming interfaces, product deployability, and information classification and social networks technology. As of May 31, 2002, there were 157 employees on our research and development staff. Our research and development expenditures in fiscal 2002, fiscal 2001 and fiscal 2000 were $23.6 million, $21.6 million and $16.0 million, respectively, which represented 25.2%, 14.9% and 16.7% of total revenues, respectively. We expect that we will continue to commit substantial resources to product development in the future.

Competition

     The business portal infrastructure software market is intensely competitive. We believe that the principal competitive factors in such market are:

•	product quality;

•	performance and price;

•	vendor and product reputation;

•	product architecture;

•	strategic alliances;

•	product functionality and features; and

•	ease of use and quality of support.

     A number of companies offer competitive products addressing certain of our target markets. In the enterprise market, we compete with Alta Vista, Autonomy, Convera, Endeca, FAST, Google, Hummingbird/PC Docs/Fulcrum, Inktomi, Mercado, Microsoft, Open Text and Thunderstone, among others. Plumtree is on occasion a competitor, but is viewed primarily as our partner and customer. In the Internet/publishing market, we compete with Convera, Dataware, FAST, Hummingbird/PC Docs/Fulcrum, Infoseek, Inktomi, Lotus and Microsoft, among others. We also compete indirectly with database vendors, such as Oracle, that offer information search and retrieval capabilities with their core database products. In the future, we may encounter competition from companies that enhance products such as:

•	application servers;

•	document management systems;

•	groupware applications;

•	Internet products; and

•	operating systems to include text search and retrieval features.

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

     Our Verity Publisher product competes primarily with Dataware, Enigma and Nextpage.

Proprietary Rights

     Our success and ability to compete is dependent in part upon our proprietary technology. Any failure to adequately protect our proprietary rights could result in unexpected costs and delays in shipment. While we rely on trade secret and copyright law to protect our technology, we believe that the following factors are more essential to establishing and maintaining a technology leadership position:

•	the technological and creative skills of our personnel;

•	new product developments;

•	frequent product enhancements;

•	name recognition; and

•	reliable product maintenance.

     We presently have one issued patent, relating to our search and retrieval technology, which will expire in January 2016, and eleven patent applications pending. We cannot assure you that other companies will not develop technologies that are similar or superior to our technology. The source code for our proprietary software is protected both as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries.

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

     Some of the technology used by our products is licensed from third parties, generally on a nonexclusive basis. We believe that there are alternative sources for each of the material components of technology we license from third parties. However, the termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in a delay in our ability to ship these products while we seek to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on our quarterly results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we cannot assure you that we will be able to do so on commercially reasonable terms or at all.

Employees

     As of May 31, 2002, we had a total of 432 employees, including 157 in research and development, 134 in sales, 27 in marketing, 71 in customer support and professional services, 38 in administration and 5 in manufacturing. Of these employees, 262 were located in the United States, 78 in Europe, 87 in Canada, 2 in Australia, 1 in South Africa and 2 in Mexico. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

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

Risks Related to Our Business

We have sustained quarterly and annual losses in the past and may not be able to maintain profitability

     We incurred net losses in two quarters of fiscal 2002, and although we reported net income for fiscal 2002 we may not be able to maintain profitability. In the future, our revenues may decline, remain flat, or grow at a rate slower than was experienced in periods prior to the quarter ended August 31, 2001, especially in light of the recent economic slowdown. To achieve revenue growth and maintain fiscal year profitability, we must:

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

Our revenues and operating results may fluctuate in future periods, which could adversely affect our stock price

     The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. We expect our stock price to vary with our operating results and, consequently, any adverse fluctuations in our operating results could have an adverse effect on our stock price. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include:

•	the downturn in capital spending by customers as a result of the current economic slowdown;

•	the size and timing of orders;

•	changes in the budget or purchasing patterns of corporations and government agencies, foreign country exchange rates, or pricing pressures from competitors;

•	increased competition in the software and Internet industries;

•	the introduction and market acceptance of new technologies and standards in search and retrieval, Internet, document management, database, networking, and communications technology;

•	variations in sales channels, product costs, the mix of products sold, or the success of quality control measures;

•	the integration of people, operations, and products from acquired businesses and technologies;

•	changes in operating expenses and personnel;

•	changes in accounting principals, such as a requirement that stock options be included in compensation, as is currently being considered by Congress and, which if adopted, would increase our compensation expenses and have a negative effect on our earnings;

•	the overall trend toward industry consolidation; and

•	changes in general economic and geo-political conditions and specific economic conditions in the computer and software industries.

     Any of the factors, some of which are discussed in more detail below, could materially and adversely impact our operations and financial results, and consequently our stock price.

The size and timing of large orders may materially affect our quarterly operating results

     The size and timing of individual orders may cause our operating results to fluctuate significantly. Our operating results for a quarter could be materially and adversely affected if one or more large orders are either not received or are delayed or deferred by customers. A significant portion of our revenues in recent quarters has been derived from these relatively large sales to a limited number of customers, and we currently anticipate that future quarters will continue to reflect this trend. Sales cycles for these customers can be up to six months or longer. In addition, customer order deferrals in anticipation of new products may cause our operating results to fluctuate. Like many software companies, we have generally recognized a substantial portion of our revenues in the last month of each quarter, with these revenues concentrated in the last weeks of the quarter. Accordingly, the cancellation or deferral of even a small number of purchases of our products could harm our business in any particular quarter. In addition, to the extent that the significant sales occur earlier than expected, operating results for subsequent quarters may fail to keep pace or even decline.

Our sales cycle is lengthy and unpredictable

     Any delay in sales of our products and services could cause our quarterly revenue and operating results to fluctuate. The typical sales cycle of our products is lengthy, generally between six to twelve months, unpredictable, and involves significant investment decisions by prospective customers, as well as our education of potential customers regarding the use and benefits of our products. Our customers spend a substantial amount of time before purchasing our products in performing internal reviews and obtaining capital expenditure approvals. Our sales cycle has lengthened in 2002 and we cannot be certain that this cycle will not lengthen in the future.

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

We face intense competition from companies with significantly greater financial, technical, and marketing resources, which could adversely affect our ability to maintain or increase sales of our products

     The business portal software market is intensely competitive and we cannot assure you that we will maintain our current position of market share. A number of companies offer competitive products addressing this market. We compete with Alta Vista, Autonomy, Convera, Epicentric, FAST, Hummingbird/PC Docs/Fulcrum, Inktomi, Infoseek, Lotus, Mercado, Microsoft, Thunderstone and Viador, among others. We also compete indirectly with database vendors, such as Oracle, that offer information search and retrieval capabilities with their core database products and web platform companies, such as Netscape.

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

We rely on Regent Pacific Management Corporation for the management of Verity, and the loss of these services could adversely affect our business

     Regent Pacific Management Corporation, a management firm of which Gary J. Sbona, our chairman of the board and chief executive officer, is chief executive officer, provides management services for our company under a management services agreement. The management services provided under our agreement with Regent Pacific include the services of Regent Pacific personnel as part of Verity’s management team. The agreement terminates on August 31, 2003, but provides us with an option to further extend the term of this agreement through February 2004. This agreement may be cancelled at the option of the board after February 2004. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could negatively affect our operations, especially during the transition phase to a new management. Similarly, if any adverse change in Verity’s relationship with Regent Pacific occurs, it could hinder management’s ability to direct our business and materially and adversely affect our results of operations and financial condition.

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

     Service and other revenues derived from foreign operations accounted for 13.9%, 6.3% and 6.7% of total revenues in fiscal years 2002, 2001, and 2000 respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. In fiscal years 2002, 2001 and 2000, export sales accounted for 21.8%, 26.0% and 19.0% of total revenues, respectively. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below. See Note 11 of Notes to Condensed Consolidated Financial Statements beginning on page 55 of this Annual Report on Form 10-K for a discussion of our international revenues, income (loss) from operations and long-lived assets by geographic region.

A portion of our revenues is derived from sales to the federal government, which are subject to budget cuts and, consequently, the potential loss of revenues upon which we have historically relied

     Revenues derived from sales to the federal and state governments and their agencies were 6.1%, 7.4% and 7.8% of total revenues in fiscal years 2002, 2001 and 2000, respectively. Future reductions in government spending on information technologies could harm our operating results. Sales to government agencies declined as a percentage of revenues during these periods, and may decline in the future. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

     The life cycles of our products are difficult to estimate. Our future success will depend upon our ability to keep pace with technological developments, conform to evolving industry standards, particularly client/server and Internet communication and security protocols, as well as publishing formats such as HTML and XML, and address increasingly sophisticated customer needs. We cannot assure you that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products, or that new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance.

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

Our products employ technology that may infringe on the proprietary rights of third parties, which may expose us to litigation

     Third parties may assert that our products infringe their proprietary rights, or may assert claims for indemnification resulting from infringement claims against us. Any such claims may cause us to delay or cancel shipment of our products, which could harm our business. In addition, irrespective of the validity or the successful assertion of claims, we could incur significant costs in defending against claims. To date, we have not incurred any such claims.

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

Risks Related to Our Industry

We depend on increasing use of the Internet, intranets, extranets and portals and on the growth of electronic commerce. If the use of the Internet, intranets, extranets and portals and electronic commerce do not grow as anticipated, our business will be seriously harmed

     The products of most of our customers depend on the increased acceptance and use of the Internet as a medium of commerce and on the development of corporate intranets, extranets and portals. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. The lack of such development would impair demand for our products and would adversely affect our ability to sell our products. Demand and market acceptance for recently introduced services and products over the Internet and the development of corporate intranets, extranets and portals are subject to a high level of uncertainty, and there exist few proven services and products.

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

     In addition, stock prices for many technology companies fluctuate widely for reasons, which may be unrelated to operating results. These fluctuations, as well as general economic, market and political conditions such as recessions, terrorist attacks or military conflicts, may materially and adversely affect the market price of our common stock.

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

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “— Risk Factors” above, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements. In addition, this Annual Report on Form 10-K contains forward-looking statements attributed to third party industry sources relating to their estimates regarding the growth of Internet use. You should not place undue reliance on these forward-looking statements.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of June 30, 2002, our executive officers and certain other key employees were as follows:

Name	Age	Position

Gary J. Sbona	58	Chief Executive Officer and Chairman of the Board
Anthony J. Bettencourt	41	President and Director
Stephen W. Young	53	Chief Operating Officer
Dr. Ashok K. Chandra	53	Senior Vice President, Development and New Business Activities
Todd K. Yamami	35	Vice President, Chief Financial Officer and Assistant Secretary
Michael T. Zuckerman	46	Vice President, Marketing
Sunil D. Nagdev	38	Vice President, Professional Services and Technical Support
Michael D. Mooney	41	Vice President, North American Sales & Business Development
Dr. Prabhakar Raghavan	41	Vice President and Chief Technology Officer
Hugo Sluimer	48	Vice President, International Sales & European Operations
Paul H. Cook	45	Corporate Controller

     GARY J. SBONA has served as our Chief Executive Officer since July 1997, a director since May 1998 and the Chairman of our Board of Directors since March 1999. Mr. Sbona also served as our President from July 1997 to September 1999. Mr. Sbona currently serves as Chairman and Chief Executive Officer of Auspex Systems Inc., a provider of network attached storage solutions and Clarent Corporation, a provider of softswitch and Voice over Internet Protocol (VoIP) solutions for next generation networks. In addition, Mr. Sbona serves as a director of 3D Systems Corporation, a solid imaging and mass customization company, and as a director of Calico Commerce, Inc., a provider of interactive selling software for organizations selling complex products or services over the Internet. Since 1974, Mr. Sbona also serves as Chairman and Chief Executive Officer of Regent Pacific Management Corporation, a management services firm that is currently providing our company with management services.

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

     STEPHEN W. YOUNG joined our company as part of the Regent Pacific Management team in July 1997 and was subsequently appointed to the position of Chief Operating Officer. Mr. Young also serves as a director and Chief Operating Officer of Regent Pacific Management Corporation. Since 1990, Mr. Young has served as a principal of Regent Pacific Management Corporation. Mr. Young holds a B.S. in Industrial Administration and an M.B.A. from the University of Illinois.

     DR. ASHOK K. CHANDRA has served as our Senior Vice President of Development and New Business Activities since March 2000. Prior to joining Verity, Dr. Chandra was Director of Database Systems and Computer Science at IBM’s Almaden Research Center, a computer software and hardware research center, and held several key management positions at IBM Corporation, an information technology company, since 1973. Dr. Chandra holds a B. Tech in Electrical Engineering from I.I.T. Karpur, a M.S. from University of California at Berkeley, and a Ph.D. in Computer Science from Stanford University.

     TODD K. YAMAMI joined our company as Accounting Manager in June 1995, and in November 1997 he was promoted to Director, Finance and Accounting. In February 1999, Mr. Yamami was appointed to the position of Corporate Controller and was subsequently promoted to Vice President, Corporate Controller and Chief Accounting Officer in June 2000. In March 2001, Mr. Yamami was appointed to the position of Vice President, Chief Financial Officer and Assistant Secretary. Mr. Yamami holds a B.S. in Finance and an M.B.A. from Santa Clara University.

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

     SUNIL D. NAGDEV joined our company as our Director of Professional Services in November 1997, and was subsequently appointed to Vice President, Professional Services and Technical Support in July 1999. Prior to Verity, he served as Director of Technical Support at Versant Object Technology, a provider of object management for e-business applications, since 1991, and before that, he worked at Consilium and Ask Computer Systems. Mr. Nagdev holds a B.S. in Computer Science from Chico State University.

     MICHAEL D. MOONEY joined our company as Vice President of Business Development in February 2000, and was subsequently appointed to the position of Vice President, North American Sales & Business Development in November 2001. Prior to joining Verity, Mr. Mooney served as Vice President of North American Sales for Adaptive Media, a provider of visual collaborative commerce software and services, since 1997. Before joining Adaptive Media, he was Vice President, Western Operations for Versant Object Technology, a provider of object management for e-business applications, from 1991 to 1997. Mr. Mooney also held a variety of sales and sales management positions at both Alantec and Rockwell CMC. Mr. Mooney holds a B.S. in Materials Engineering from California State University Northridge.

     DR. PRABHAKAR RAGHAVAN joined our company as Chief Scientist and Vice President of Emerging Technologies in April 2000. In June 2001, Dr. Raghavan was elected to serve as our Vice President and Chief Technology Officer. Prior to Verity, he was the head of the Computer Science Principles department at IBM’s Almaden Research Center, a computer software and hardware research center, since 1995 and was a Research Staff Member from 1986 to 1994 at IBM T.J. Watson Research Center, also a computer software and hardware research center. Dr. Raghavan is Consulting Professor of Computer Science at Stanford University and holds an undergraduate degree in Electrical Engineering from I.I.T. Madras and a Ph.D. in Electrical Engineering and Computer Science from University of California at Berkeley.

     HUGO SLUIMER joined our company as Sales Manager in June 1990, and in March 1995 he was promoted to Director of Sales. In May 1998, Mr. Sluimer was promoted to the position of Vice President, European Operations. In November 2001, Mr. Sluimer was appointed to the position of Vice President, International Sales & European Operations. Prior to Verity, he held management positions at Oracle BV (The Netherlands) and Digital Equipment BV (The Netherlands). Mr. Sluimer holds a B.S. in Computer Science.

     PAUL H. COOK joined our company in May 2001 as our Corporate Controller. Prior to joining Verity, Mr. Cook served as Corporate Controller for privately held Oblix, Inc., a provider of e-business infrastructure software, from December 2000 to February 2001. From March 2000 to November 2000, Mr. Cook served as Vice President of Finance and Corporate Controller for Connetics Corporation, a publicly traded biopharmaceutical company. From August 1998 to February 2000, Mr. Cook served as Corporate Controller for the digital animation studio DreamWorks/PDI. Prior to joining DreamWorks/PDI, Mr. Cook served in senior financial management positions with Adobe Systems, a network publishing software company, from January 1996 to July 1998. Before joining Adobe Systems, Mr. Cook was an audit manager with Ernst & Young’s high tech practice in San Jose, CA. Mr. Cook holds a BS in Business

Administration and Accounting from California State University at Hayward and is a certified public accountant in the State of California.

Item 2. Properties

     Our principal administrative, sales, marketing and research and development facilities occupy approximately 57,500 square feet of the 96,000 square feet buildings in Sunnyvale, California. Our operating lease agreement for this facility commenced in June 1996 and expires in March 2005. In addition, we also lease sales offices in Virginia, New York, Texas, Illinois, Massachusetts, England, Netherlands, France, Germany, Australia, Mexico and a development and technical support office in Canada, where we occupy approximately 35,000 square feet. Our average annual lease payments of leased properties are scheduled to be approximately $1.7 million.

Item 3. Legal Proceedings

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

     Verity answered BroadVision’s counterclaim on July 23, 2001 and denied the material allegations of the counterclaim and asserted various affirmative defenses to BroadVision’s claims. On August 8, 2002, Verity filed a first amended complaint against BroadVision which, among other things, added a claim for contributory copyright infringement against BroadVision based on allegations that BroadVision knowingly facilitated the use by end users of unlicensed functionality of VDK.

     The action is currently in the discovery phase. The trial date has been set for July 14, 2003.

Item 4. Submission of Matters to a Vote of Securities Holders

     Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholders Matters

     Our common stock is traded on the Nasdaq National Market under the symbol VRTY.

     The following table sets forth the high and low closing sales prices of our common stock as reported by the Nasdaq National Market for the periods indicated.

	High	Low

Fiscal Year ended May 31, 2002
First Quarter	$24.00	$9.05
Second Quarter	15.88	8.74
Third Quarter	21.99	11.85
Fourth Quarter	17.68	8.94
Fiscal Year ended May 31, 2001
First Quarter	$45.75	$35.50
Second Quarter	46.13	14.56
Third Quarter	31.25	13.94
Fourth Quarter	25.21	15.21

     As of May 31, 2002, there were approximately 150 holders of record of our common stock and 35,775,328 shares of our common stock outstanding.

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings to finance the expansion of our business and, therefore, do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.

Item 6. Selected Consolidated Financial Data

     The table below presents portions of our consolidated financial statements and is not complete. You should read the following selected financial data in conjunction with our Consolidated Financial Statements and the Notes to these financial statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The historical results presented below are not necessarily indicative of the results to be expected for any future fiscal year.

	Fiscal Year Ended May 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Software products	$55,859	$108,705	$69,655	$48,327	$28,658
Service and other	37,906	36,330	26,445	16,098	10,200

Total revenues	93,765	145,035	96,100	64,425	38,858

Costs of revenues:
Software products	2,254	1,655	880	1,218	2,426
Service and other	10,978	11,821	8,357	4,660	5,178

Total costs of revenues	13,232	13,476	9,237	5,878	7,604

Gross profit	80,533	131,559	86,863	58,547	31,254

Operating expenses:
Research and development	23,627	21,639	16,017	13,711	15,544
Marketing and sales	50,285	56,637	38,742	26,860	22,757
General and administrative	11,654	10,636	6,847	6,323	7,610
Restructuring charges	1,563	—	—	—	3,006
Charitable contribution	1,000	—	—	—	—

Total operating expenses	88,129	88,912	61,606	46,894	48,917

Income (loss) from operations	(7,596)	42,647	25,257	11,653	(17,663)
Other income, net	9,905	11,343	5,623	1,085	1,553
Interest expense	(36)	(8)	(20)	(8)	(100)

Income (loss) before provision for income taxes	2,273	53,982	30,860	12,730	(16,210)
Provision for (benefit from) income taxes	864	20,222	(2,150)	600	300

Net income (loss)	$1,409	$33,760	$33,010	$12,130	$(16,510)

Net income (loss) per share — basic	$0.04	$1.00	$1.10	$0.50	$(0.74)

Net income (loss) per share — diluted	$0.04	$0.92	$0.95	$0.44	$(0.74)

Number of shares used in per share calculation — basic	35,404	33,634	30,026	24,198	22,450

Number of shares used in per share calculation — diluted	37,169	36,649	34,886	27,700	22,450

Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,251	$12,210	$7,183	$7,907	$5,505
Working capital	149,610	164,093	134,527	33,282	15,912
Total assets	298,150	303,599	213,378	65,026	41,449
Long-term obligations, net of current portion	—	—	—	—	2
Stockholders’ equity	264,265	264,144	183,634	43,419	24,055

     See Notes 2 and 10 of Notes to Consolidated Financial Statements beginning on page 42 of this Annual Report on Form 10-K for an explanation of the method used to determine the number of shares used to compute per share amounts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and related notes, which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Item 1. Business — Risk Factors.”

Overview

     From 1988 to 1994, we derived substantially all of our revenues from the license of custom search and retrieval applications and consulting and other services related to such applications. In 1995, we began refining and enhancing our core technology to add functionality and facilitate incorporation of our technology in a variety of markets. We now offer solutions and technology that address the business portal market. The business portal market includes corporate portals used for sharing information within an enterprise, e-commerce portals for online selling and market exchange portals for business-to-business activities. Business portals provide personalized information to employees, partners, customers and suppliers. We expect that for the foreseeable future we will continue to derive the largest portion of our revenues from licensing our technology for enterprise and e-commerce applications and business portal solutions.

     During the quarterly periods ended August 31, 1997 to August 31, 1999 and February 29, 2000 to May 31, 2001, we experienced increased revenues on a quarterly basis. In addition, during the thirteen consecutive quarterly periods ended May 31, 2001, we experienced twelve quarters of record revenues. Due to a delay in closing three large transactions, revenues for the quarter ended November 30, 1999 were lower than expected. In fiscal years 1999, 2000 and 2001, we achieved net income of $12.1 million, $33.0 million and $33.8 million, respectively. In fiscal year 2002, as a result of the slowdown in worldwide economic conditions, we experienced a substantial decrease in revenue and net income, which totaled $93.8 million and $1.4 million, respectively. While our goal is to increase revenue and continue to generate net income in future periods, we cannot assure you that our strategy will be successful, that we will experience the rate of revenue growth we experienced from August 31, 1997 to May 31, 2001 in future periods, or that we will continue to maintain positive cash flow or profitability.

     Our revenues are derived from license fees for our software products and fees for services complementary to our products, including software maintenance, consulting, technical support and training. Fees for services generally are charged separately from the license fees for our software products. We recognize revenues in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position No. 97-2, “Software Revenue Recognition.” We recognize maintenance revenues from ongoing customer support and product upgrades ratably over the term of the applicable maintenance agreement, which is typically twelve months. Generally, we receive payments for maintenance fees in advance and they are nonrefundable. We recognize revenues for consulting and training generally when the services are performed.

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

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

     Our revenues are derived from license fees for our software products and fees for services complementary to our products, including software maintenance, consulting and training. We generally charge fees for services separately from the license fees for our software products.

     We recognize revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

     We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is probable. Delivery generally occurs when the product is delivered to a common carrier. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable and whether or not collection is probable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.

     For all sales, we use either a binding purchase order or signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

     We recognize maintenance revenues from ongoing customer support and product upgrades ratably over the term of the applicable maintenance agreement, which is typically twelve months. Generally, we receive payments for maintenance fees in advance and they are nonrefundable. We recognize revenues for consulting and training generally when the services are performed.

     For agreements with multiple elements, such as license, maintenance, training and consulting services, we allocate revenue to each component of the arrangement using the residual value method and defer revenue from the arrangement equivalent to the fair value of the undelivered elements. We base fair values for the ongoing maintenance and support obligations on separate sales of these items to other customers or on contractually stipulated renewal rates. We base fair value of services, such as training and consulting, upon separate sales of these services to other customers. We allocate any remaining amount to the delivered elements and recognize it as revenue when the conditions set forth above are met.

Sales Returns, Allowance for Doubtful Accounts

     Our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Management judgments and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of May 31, 2002, our accounts receivable balance was $21.0 million, net of allowance for sales returns of $0.2 million and allowance for doubtful accounts of $1.4 million.

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

     We evaluate this tax asset at each balance sheet date to determine its realizability, considering, without limitation, currently enacted tax laws, expected future taxable income and origins of the specific components of the deferred tax asset. If we determine that it is not fully realizable, we will record a valuation allowance to reduce the asset balance to its realizable value through a charge to income tax expense. Determining whether we will be able to utilize the net operating loss carryforward requires that we estimate future taxable income and make judgments regarding the timing of future tax obligations. Actual taxable income could differ from our estimates.

     As of May 31, 2002, we believe it is more likely than not that we will be able to realize the majority of our tax asset through expected future taxable profits, but believe that it is more probable than not that we will not be able to recover any benefits from net operating loss carryforwards originating from deductions for the exercise and/or disposition of stock options in recent periods. Therefore, we recorded a valuation allowance related to this component of the deferred tax asset. The net operating loss carryforwards originating from deductions for the exercise and/or disposition of stock options and the related valuation allowance has been recorded against additional paid-in capital and did not affect net income for the period.

     If we conclude that other components of the deferred tax asset require a valuation allowance in the future, the effect on income tax expense could be material.

Results of Operations

     The following table sets forth the percentage of revenue represented by certain items in our Consolidated Statements of Operations for the periods indicated:

	Fiscal Year Ended May 31,

	2002	2001	2000

Revenues:
Software products	59.6%	75.0%	72.5%
Service and other	40.4	25.0	27.5

Total revenues	100.0	100.0	100.0

Costs of revenues:
Software products	2.4	1.1	0.9
Service and other	11.7	8.2	8.7

Total costs of revenues	14.1	9.3	9.6

Gross profit	85.9	90.7	90.4

Operating expenses:
Research and development	25.2	14.9	16.7
Marketing and sales	53.6	39.1	40.3
General and administrative	12.4	7.3	7.1
Restructuring charge	1.7	—	—
Charitable contribution	1.1	—	—

Total operating expenses	94.0	61.3	64.1

Income (loss) from operations	(8.1)	29.4	26.3
Other income, net	10.5	7.8	5.8

Income before provision for income taxes	2.4	37.2	32.1
Provision for (benefit from) income taxes	0.9	13.9	(2.2)

Net income	1.5%	23.3%	34.3%

Years Ended May 31, 2002, 2001 and 2000

Revenues

     Total revenues

		Percent		Percent
	2002	Change	2001	Change	2000

	(dollars in millions)
Total revenues	$93.8	(35.4)%	$145.0	50.9%	$96.1

     The decrease in total revenues from fiscal year 2001 to fiscal year 2002 was primarily due to the impact of the slowdown in worldwide economic conditions resulting in customers canceling or delaying orders, due to their downsizing capital spending, partly offset by increased service and other revenue derived from our installed base. The decrease was the result of both a decrease in the total number of customer transactions and a reduction in the average revenue per transaction. The increase in total revenues from fiscal year 2000 to fiscal year 2001 was due primarily to increased revenues from sales of our business portal solutions and our enterprise application businesses and, to a lesser extent, an increase in maintenance and consulting revenues.

     Revenues derived from foreign operations accounted for 13.9%, 6.3% and 6.7% of total revenues, respectively, in fiscal years 2002, 2001 and 2000. Our export sales consist primarily of products licensed for delivery outside of the United States. In fiscal years 2002, 2001 and 2000, export sales accounted for 21.8%, 26.0% and 19.0% of total revenues, respectively.

     No single customer accounted for 10% or more of our revenues during fiscal years 2002, 2001 or 2000. Revenues derived from sales to the federal government and its agencies were 6.1%, 7.4% and 7.8% of total revenues in fiscal years 2002, 2001 and 2000, respectively. Sales to government agencies declined as a percentage of revenues from fiscal year 2000 to fiscal year 2002, and may continue to decline in the future.

     Software product revenues

		Percent		Percent
	2002	Change	2001	Change	2000

	(dollars in millions)
Software product revenues	$55.9	(48.6)%	$108.7	56.1%	$69.7
Percentage of total revenues	59.6%		75.0%		72.5%

     The decrease in software product revenues from fiscal year 2001 to fiscal year 2002 was primarily a result of the continued softness in overall demand for enterprise-wide software licenses resulting from the slowdown in the worldwide economy and the resulting decline in information technology capital spending. The increase in software product revenues from fiscal year 2000 to fiscal year 2001 was due principally to increased revenues from our business portal solutions and our enterprise applications businesses.

     Service and other revenues

		Percent		Percent
	2002	Change	2001	Change	2000

	(dollars in millions)
Service and other revenues	$37.9	4.3%	$36.3	37.4%	$26.4
Percentage of total revenues	40.4%		25.0%		27.5%

     Service and other revenues consist primarily of fees for software maintenance, consulting and training. The increase in service and other revenues from fiscal year 2001 to fiscal year 2002 was principally due to an increase in maintenance revenue resulting from the renewal of existing maintenance contracts from prior period software revenue arrangements, offset in part by decreases in consulting revenues and, to a lesser extent, training revenues due to decreased software product sales. The increase in service and other revenues as a percentage of total revenues from fiscal year 2001 to fiscal year 2002 was due to the decrease in total revenues as a result of decreased software product revenues. The increase in service and other revenues from fiscal year 2000 to fiscal year 2001 was due primarily to an increase in maintenance revenues and to a lesser extent, consulting revenues resulting from growth in our customer base.

Costs of Revenues

     Costs of software products

		Percent		Percent
	2002	Change	2001	Change	2000

	(dollars in millions)
Costs of software products	$2.3	36.2%	$1.7	88.1%	$0.9
Percentage of software product revenues	4.0%		1.5%		1.3%

     Costs of software products consist primarily of product media, duplication, manuals, packaging materials, shipping expenses, employee compensation expenses, royalties paid to third-party vendors, and in certain instances, licensing of third-party software incorporated in our products. The increase in costs of software products in absolute dollars and as a percentage of software revenues from fiscal year 2001 to fiscal year 2002 was primarily attributable to increasing costs of third-party software components. The increase in costs of software products in absolute dollars and as a percentage of software revenues from fiscal year 2000 to fiscal year 2001 was primarily attributable to increasing costs of third-party software components and costs associated with the introduction of our portal suite of products. In fiscal years 2002, 2001 and 2000, we did not capitalize any software development costs since such costs were not material.

     Costs of service and other

		Percent		Percent
	2002	Change	2001	Change	2000

	(dollars in millions)
Costs of service and other	$11.0	(7.1)%	$11.8	41.5%	$8.4
Percentage of service and other revenues	29.0%		32.5%		31.6%

     Costs of service and other consists of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. Significant cost components include personnel-related and third-party contractor costs, facilities costs, travel expenses associated with training and consulting implementation services and depreciation expense. The decrease in costs of service and other in absolute dollars from fiscal year 2001 to fiscal year 2002 was principally due to reduced headcount in our professional services organization resulting from our workforce restructuring in the quarter-ended November 30, 2001. This action more closely sized our professional services organization with our reduced level of professional services revenues. The decrease in costs of service and other as a percentage of service and other revenue was primarily due to the decrease in absolute dollars from reduced staffing combined with an increase in service and other revenues for the period. The increase in costs of service and other in absolute dollars and as a percentage of service and other revenue from fiscal year 2000 to fiscal year 2001 was primarily related to an increase in the staffing of our technical support and professional services organizations, and to a lesser extent, an increase in training services.

Operating Expenses

     Research and development

		Percent		Percent
	2002	Change	2001	Change	2000

	(dollars in millions)
Research and development	$23.6	9.2%	$21.6	35.1%	$16.0
Percentage of total revenues	25.2%		14.9%		16.7%

     Research and development expenses consist primarily of employee compensation, payments to outside contractors, depreciation on equipment used for development and corporate overhead allocations. We believe that research and development expenses will continue to increase in absolute dollars in the future primarily due to the introduction of new products and other anticipated product development efforts. Our future research and development expenses may vary as a percentage of total revenues.

     The increase in research and development expenses in absolute dollars from fiscal year 2000 through fiscal year 2002 was primarily due to an increase in research and development personnel and outside consulting services to focus on enhancement of existing products and development of new products addressing the business portal market. The increase in research and development expenses as a percentage of total revenues from fiscal year 2001 to fiscal year 2002 was due to the increase in absolute dollars combined with a decrease in total revenues for the period. The decrease in research and development expenses as a percentage of total revenues from fiscal year 2000 to fiscal year 2001 was principally related to the increased total revenues for the period.

     Marketing and sales

		Percent		Percent
	2002	Change	2001	Change	2000

	(dollars in millions)
Marketing and sales	$50.3	(11.2)%	$56.6	46.2%	$38.7
Percentage of total revenues	53.6%		39.1%		40.3%

     Marketing and sales expenses consist primarily of employee compensation, tradeshows, outbound marketing and other lead generation activities, public relations, travel expenses associated with our sales staff and corporate overhead allocations. We anticipate that we will continue to make significant investments in marketing and sales and that our quarterly marketing and sales expenses will increase in absolute dollars over our quarter ended May 31, 2002 spending levels.

     The decrease in marketing and sales expenses in absolute dollars from fiscal year 2001 to fiscal year 2002 was primarily related to a reduction in sales personnel resulting from our workforce restructuring in the quarter-ended November 30, 2001, to a decrease in sales commissions resulting from the decrease in software product revenues and to decreased spending on all marketing programs. The increase in marketing and sales expenses as a percentage of total revenues from fiscal year 2001 to fiscal year 2002 was principally related to decreased total revenues for the period. The increase in marketing and sales expenses in absolute dollars from fiscal year 2000 to fiscal year 2001 was primarily related to the expansion of our marketing and sales organizations, to higher commission expenses relating to the increase in total revenues, to the development of our sales distribution channels in the United States and Europe, and to outbound marketing activities associated with the branding and advertising of our company. The decrease in marketing and sales expenses as a percentage of total revenues from fiscal year 2000 to fiscal year 2001 was primarily due to the increased total revenues during the period.

     General and administrative

		Percent		Percent
	2002	Change	2001	Change	2000

	(dollars in millions)
General and administrative	$11.7	9.6%	$10.6	55.3%	$6.8
Percentage of total revenues	12.4%		7.3%		7.1%

     General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and general management, provisions for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations. We believe that general and administrative expenses will remain relatively flat in absolute dollars in the future.

     The increase in general and administrative expenses in absolute dollars from fiscal year 2000 through fiscal year 2002 was principally due to increased expenses for legal services, insurance premiums, various tax studies and other outside professional services. The increase in general and administrative expenses as a percentage of total revenues from fiscal 2001 year to fiscal year 2002 was due to the decrease in total revenues for the period. The increase in general and administrative expenses as a percentage of total revenues from fiscal year 2000 to fiscal year 2001 was generally related to the increased costs of external professional advisors, in particular for services rendered for various tax studies.

     Restructuring charge

		Percent		Percent
	2002	Change	2001	Change	2000

		(dollars in millions)
Restructuring charge	$1.6	—	—	—	—
Percentage of total revenues	1.7%		—		—

     During the second quarter of fiscal 2002 ended November 30, 2001, we implemented a worldwide restructuring of our corporate structure to focus on reducing expenses and improving efficiency. This action was taken as a result of deteriorating macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, we recorded a $1.6 million restructuring charge, of which approximately $1.2 million was related to severance costs associated with the reduction in the worldwide workforce by 65 employees, approximately $0.3 million to legal and other outside services in connection with the restructuring, and approximately $0.1 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada, the U.K., Germany, France, the Netherlands, Sweden and South Africa.

     Charitable contribution

		Percent		Percent
	2002	Change	2001	Change	2000

		(dollars in millions)
Charitable contribution	$1.0	—	—	—	—
Percentage of total revenues	1.1%		—		—

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

     Other income, net

		Percent		Percent
	2002	Change	2001	Change	2000

	(dollars in millions)
Other income, net	$9.9	(12.9)%	$11.3	101.7%	$5.6
Percentage of total revenues	10.5%		7.8%		5.8%

     Other income consists primarily of interest income and realized gains from our investments in marketable securities.

     The decrease in other income in absolute dollars from fiscal year 2001 to fiscal year 2002 was primarily due to decreasing overall yields on our portfolio of marketable securities caused by the decreasing interest rate environment partially offset by higher cash balances when compared with the prior year. The increase in other income in absolute dollars from fiscal year 2000 to fiscal year 2001 was primarily due to the higher balance of marketable securities.

     Income tax provision (benefit)

		Percent		Percent
	2002	Change	2001	Change	2000

	(dollars in millions)
Income tax provision (benefit)	$0.9	(95.7)%	$20.2	not meaningful	$(2.2)
Percentage of total revenues	0.9%		13.9%		(2.2)%
Effective tax rate	38.0%		37.5%		(6.9)%

     Income tax provision (benefit) includes U.S. and foreign income taxes, as well as the provision for U.S. taxes on undistributed earnings of international subsidiaries. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

     During the year ended May 31, 2002, we assessed the qualification of our research and development expenses for state and federal research and development tax credits. We expect the tax savings for fiscal 2002 due to research and development tax credits to result in a marginally lower effective tax rate and accordingly applied an effective tax rate of 38.0% to the result of our year ended May 31, 2002. We will continually reassess the impact of our research and development expenses on our effective tax rate in future periods.

Quarterly Results of Operations

     The following table sets forth certain unaudited consolidated statements of operations data, both in dollar amount and as a percentage of total revenues, for each of the eight quarters in the period ended May 31, 2002. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those specifically discussed in “Item 1. Business — Risk Factors.”

	Quarter Ended

	May 31,	Feb. 28,	Nov. 30,	Aug. 31,	May 31,	Feb. 28,	Nov. 30,	Aug. 31,
	2002	2002	2001	2001	2001	2001	2000	2000

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Software products	$16,350	$15,968	$13,274	$10,267	$31,627	$28,722	$25,558	$22,798
Service and other	9,705	9,077	9,286	9,838	9,583	9,293	8,962	8,492

Total revenues	26,055	25,045	22,560	20,105	41,210	38,015	34,520	31,290

Costs of revenues:
Software products	409	659	644	542	545	378	385	347
Service and other	2,569	2,606	2,757	3,046	3,211	3,074	2,978	2,558

Total costs of revenues	2,978	3,265	3,401	3,588	3,756	3,452	3,363	2,905

Gross profit	23,077	21,780	19,159	16,517	37,454	34,563	31,157	28,385

Operating expenses:
Research and development	5,917	5,819	5,955	5,936	6,378	5,849	4,827	4,585
Marketing and sales	10,830	11,461	13,396	14,598	16,080	14,733	13,800	12,024
General and administrative	2,861	3,052	2,909	2,832	2,987	2,949	2,530	2,170
Restructuring charge	—	—	1,563	—	—	—	—	—
Charitable contribution	—	—	1,000	—	—	—	—	—

Total operating expenses	19,608	20,332	24,823	23,366	25,445	23,531	21,157	18,779

Income (loss) from operations	3,469	1,448	(5,664)	(6,849)	12,009	11,032	10,000	9,606
Other income, net	2,115	2,255	2,629	2,870	2,813	3,417	2,834	2,271

Income (loss) before provision for income taxes	5,584	3,703	(3,035)	(3,979)	14,822	14,449	12,834	11,877
Provision for (benefit from) income taxes	2,122	1,407	(1,153)	(1,512)	5,632	5,274	4,684	4,632

Net income (loss)	$3,462	$2,296	$(1,882)	$(2,467)	$9,190	$9,175	$8,150	$7,245

Net income (loss) per share — basic	$0.10	$0.06	$(0.05)	$(0.07)	$0.26	$0.27	$0.24	$0.22

Net income (loss) per share — diluted	$0.09	$0.06	$(0.05)	$(0.07)	$0.25	$0.25	$0.23	$0.20

Number of shares used in per share calculation — basic	35,717	35,378	35,161	35,362	34,769	33,948	33,449	32,369

Number of shares used in per share calculation — diluted	37,408	38,277	35,161	35,362	36,833	37,000	35,846	36,916

	As a Percentage of Total Revenues

Revenues:
Software products	62.8%	63.8%	58.8%	51.1%	76.7%	75.6%	74.0%	72.9%
Service and other	37.2	36.2	41.2	48.9	23.3	24.4	26.0	27.1

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Costs of revenues:
Software products	1.6	2.6	2.9	2.7	1.3	1.0	1.1	1.1
Service and other	9.8	10.4	12.2	15.1	7.8	8.1	8.6	8.2

Total costs of revenues	11.4	13.0	15.1	17.8	9.1	9.1	9.7	9.3

Gross profit	88.6	87.0	84.9	82.2	90.9	90.9	90.3	90.7

Operating expenses:
Research and development	22.7	23.2	26.4	29.5	15.5	15.4	14.0	14.7
Marketing and sales	41.6	45.8	59.4	72.6	39.0	38.8	40.0	38.4
General and administrative	11.0	12.2	12.9	14.1	7.2	7.7	7.3	6.9
Restructuring charge	—	—	6.9	—	—	—	—	—
Charitable contribution	—	—	4.4	—	—	—	—	—

Total operating expenses	75.3	81.2	110.0	116.2	61.7	61.9	61.3	60.0

Income (loss) from operations	13.3	5.8	(25.1)	(34.0)	29.2	29.0	29.0	30.7
Other income, net	8.1	9.0	11.7	14.2	6.8	9.0	8.2	7.3

Income (loss) before provision for income taxes	21.4	14.8	(13.4)	(19.8)	36.0	38.0	37.2	38.0
Provision for (benefit from) income taxes	8.1	5.6	(5.1)	(7.5)	13.7	13.9	13.6	14.8

Net income (loss)	13.3%	9.2%	(8.3)%	(12.3)%	22.3%	24.1%	23.6%	23.2%

Liquidity and Capital Resources

Fiscal period ended May 31,	2002	2001	2000

	(dollars in millions)
Net cash provided by operating activities	$18.9	$47.7	$8.2
Net cash used in investing activities	(5.9)	(76.9)	(116.5)
Net cash provided (used) by financing activities	$(2.6)	$34.2	$107.6

     As of May 31, 2002, we had $245.4 million in cash and cash equivalents and available-for-sale securities compared to $231.1 million at May 31, 2001. At May 31, 2002, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $153.9 million. As of May 31, 2002, we had no outstanding debt obligations.

     As of May 31, 2002, available-for-sale securities consist of the following (in thousands):

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value

Corporate commercial paper — short-term	$130,002	$670	$130,672
Corporate commercial paper — long-term	90,391	1,042	91,433

Total investments	$220,393	$1,712	$222,105

     At May 31, 2002, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$130,672
After one year through three years	91,433

$222,105

     As of May 31, 2001, available-for-sale securities consist of the following (in thousands):

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value

Corporate commercial paper — short-term	$126,085	$602	$126,687
Corporate commercial paper — long-term	91,687	561	92,248

Total investments	$217,772	$1,163	$218,935

     Cash provided by operating activities in fiscal year 2002 was primarily from a $15.8 million decrease in accounts receivable, net income of $1.4 million plus depreciation expense of $4.3 million, and a $1.3 million decrease in prepaid and other current assets, partially offset by a $2.4 million decrease in accrued compensation and other liabilities and a $2.1 million decrease in deferred revenue. Cash provided by operating activities in fiscal year 2001 was primarily from net income of $33.8 million, a $19.3 million decrease in deferred income taxes, a $5.4 million increase in accrued compensation and other liabilities and a $4.4 million increase in deferred revenue, partially offset by a $16.0 million increase in accounts receivable. Cash provided by operating activities in fiscal year 2000 was primarily from net income of $33.0 million, a $3.6 million increase in deferred revenue, depreciation expense of $2.8 million and a $2.8 million increase in accounts payable, partially offset by a $26.8 million increase in deferred income taxes and a $7.1 million increase in accounts receivable.

     Cash used in investing activities consists primarily of the purchases of marketable securities partially offset by the sale and maturity of marketable securities.

     Cash used by financing activities in fiscal year 2002 was primarily due to $20.0 million in repurchases of our common stock through our stock repurchase program, partially offset by $17.4 million in proceeds from the sale of common stock as a result of stock option exercises and from the issuance of common stock in connection with our Employee Stock Purchase Plan. Cash provided by financing activities in fiscal years 2001 and 2000 was due to the sale of common stock as a result of stock option exercises and from the issuance of common stock in connection with our Employee Stock Purchase Plan.

     Capital expenditures, including capital leases, were approximately $3.1 million, $6.2 million, and $1.9 million in fiscal 2002, 2001 and 2000, respectively. These expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software. Under our operating leases, we have minimum rental payments as follows:

Rental
Fiscal Year Ending May 31,	Payments

2003	$3,121
2004	2,815
2005	2,334
2006	1,064
2007 and thereafter	2,460

$11,794

     On June 20, 2002, we announced an extension of the stock repurchase program we initiated on September 12, 2001. The program calls for the repurchase of outstanding shares of our common stock up to an aggregate value of $50.0 million. Through May 31, 2002, we repurchased and retired 1,502,200 shares of our common stock through open market transactions, valued at approximately $20.0 million. The program will terminate at the end of the current fiscal year ending May 31, 2003 unless extended or shortened by the Board of Directors.

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

Recent Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations.” This standard eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard eliminates the amortization of goodwill and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for our fiscal year beginning on June 1, 2002. We do not expect the implementation of SFAS No. 142 to have a significant impact on our financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes “Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS No.121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Division of a Business.” Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The implementation of SFAS No. 144 is not expected to have a significant impact on our financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect an impact on our financial position and results of operations from the adoption of SFAS 146.

Related Party Transactions

     Regent Pacific Management Corporation, a management services firm of which Mr. Sbona, our Chairman and Chief Executive Officer, is the Chairman and Chief Executive Officer, and Mr. Young, our Chief Operating Officer, is a director and Chief Operating Officer, provides us with management services at a fee of $50,000 per week. We may cancel our agreement with Regent Pacific without payment to Regent Pacific only after February 28, 2003. The agreement also provides us with an option to extend the term of the agreement through August 31, 2003. In addition, the amended agreement requires that we indemnify Regent Pacific and Mr. Sbona for certain liabilities arising out of the performance of services under the amended agreement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of May 31, 2002, approximately 63% of our portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

     The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of May 31, 2002:

	FY2003	FY2004	FY2005	Total	Fair Value

	(in thousands)
Cash equivalents	$23,251	—	—	$23,251	$23,251
Average interest rate	0.7%
Short-term investments	$130,672	—	—	$130,672	$130,672
Average interest rate	3.4%
Long-term investments	—	$77,342	$14,091	$91,433	$91,433
Average interest rates		4.6%	4.8%

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

Item 8. Financial Statements and Supplementary Data

     Our Consolidated Financial Statements and Notes thereto, and related Financial Schedule, begin on page 37 of this Annual Report on Form 10-K and are incorporated by reference herein. Supplementary financial information for the eight quarters ended May 31, 2002 is set forth under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Results of Operations” and is incorporated by reference herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information relating to our executive officers required by this item is set forth in Part I — Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2002 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the “Proxy Statement”) under the captions “Proposal 1, Election Of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

     The information required by this Item is incorporated by reference from the Proxy Statement under the caption “Executive Compensation,” “Employment, Severance and Change of Control Agreements” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated by reference from the Proxy Statement under the captions “Security Ownership Of Certain Beneficial Owners And Management,” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference from the Proxy Statement under the captions “Certain Relationships And Related Transactions.”

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this Form:

		Page
		Number

1.	Financial Statements:

	Report of Independent Accountants	36

	Consolidated Balance Sheets — As of May 31, 2002 and 2001	37

	Consolidated Statements of Operations — For the Years Ended May 31, 2002, 2001 and 2000	38

	Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended May 31, 2002, 2001 and 2000	39

	Consolidated Statements of Cash Flows — For the Years Ended May 31, 2002, 2001 and 2000	40

	Consolidated Statements of Comprehensive Income — For the Years Ended May 31, 2002, 2001 and 2000	41

	Notes to Consolidated Financial Statements	42

2.	Financial Statement Schedules — For the Years Ended May 31, 2002, 2001 and 2000:

	Schedule II — Valuation and Qualifying Accounts	57

	All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto

3.	Exhibits: See Index to Exhibits on page 59. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report

(b) Reports on Form 8-K:

     None.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Verity, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 35 present fairly, in all material respects, the financial position of Verity, Inc. and its subsidiaries at May 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 35 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California
June 17, 2002

VERITY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

ASSETS

	May 31,

	2002	2001

Current assets:
Cash and cash equivalents	$23,251	$12,210
Short-term investments	130,672	126,687
Trade accounts receivable, net	20,961	37,741
Deferred tax assets	3,114	20,121
Prepaid and other	5,497	6,788

Total current assets	183,495	203,547
Property and equipment, net	6,625	7,804
Long-term investments	91,433	92,248
Deferred tax assets	16,597	—

Total assets	$298,150	$303,599

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,749	$6,790
Accrued compensation	10,376	11,799
Other accrued liabilities	2,779	3,793
Deferred revenue	14,981	17,073

Total current liabilities	33,885	39,455

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 2,000 shares in 2002 and 2001
Issued and outstanding: none
Common stock, $0.001 par value:
Authorized: 200,000 shares in 2002 and 2001; issued and outstanding: 35,775 shares in 2002 and 35,158 shares in 2001	36	35
Additional paid-in capital	250,133	252,733
Other comprehensive income	1,963	652
Retained earnings	12,133	10,724

Total stockholders’ equity	264,265	264,144

Total liabilities and stockholders’ equity	$298,150	$303,599

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended May 31,

	2002	2001	2000

Revenues:
Software products	$55,859	$108,705	$69,655
Service and other	37,906	36,330	26,445

Total revenues	93,765	145,035	96,100

Costs of revenues:
Software products	2,254	1,655	880
Service and other	10,978	11,821	8,357

Total costs of revenues	13,232	13,476	9,237

Gross profit	80,533	131,559	86,863

Operating expenses:
Research and development	23,627	21,639	16,017
Marketing and sales	50,285	56,637	38,742
General and administrative	11,654	10,636	6,847
Restructuring charge	1,563	—	—
Charitable contribution	1,000	—	—

Total operating expenses	88,129	88,912	61,606

Income (loss) from operations	(7,596)	42,647	25,257
Other income, net	9,905	11,343	5,623
Interest expense	(36)	(8)	(20)

Income before provision for income taxes	2,273	53,982	30,860
Provision for (benefit from) income taxes	864	20,222	(2,150)

Net income	$1,409	$33,760	$33,010

Net income per share — basic	$0.04	$1.00	$1.10

Net income per share — diluted	$0.04	$0.92	$0.95

Number of shares used in per share calculation — basic	35,404	33,634	30,026

Number of shares used in per share calculation — diluted	37,169	36,649	34,886

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended May 31, 2002, 2001 and 2000 (in thousands)

				Other	Retained
	Common Stock		Additional	Comprehensive	Earnings	Total
			Paid-In	Income	(Accumulated	Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit)	Equity

Balances, May 31, 1999	25,612	$26	$99,412	$27	$(56,046)	$43,419
Issuance of common stock:
Upon exercise of stock options	2,293	2	10,577	—	—	10,579
Under employee stock purchase plan	402	—	3,074	—	—	3,074
Secondary offering	3,279	3	69,309	—	—	69,312
Deferred tax benefit from disqualified dispositions	20	—	24,668	—	—	24,668
Unrealized loss on investments	—	—	—	(428)	—	(428)
Net income	—	—	—	—	33,010	33,010

Balances, May 31, 2000	31,606	31	207,040	(401)	(23,036)	183,634
Issuance of common stock:
Upon exercise of stock options	3,394	4	30,364	—	—	30,368
Under employee stock purchase plan	158	—	3,733	—	—	3,733
Secondary offering	—	—	20	—	—	20
Deferred tax benefit from disqualified dispositions	—	—	24,459	—	—	24,459
Allowance for deferred tax benefit from Disqualified dispositions	—	—	(12,883)	—	—	(12,883)
Unrealized gain on investments	—	—	—	1,053	—	1,053
Net income	—	—	—	—	33,760	33,760

Balances, May 31, 2001	35,158	35	252,733	652	10,724	264,144
Issuance of common stock:
Upon exercise of stock options	1,769	2	14,533	—	—	14,535
Under employee stock purchase plan	350	—	2,852	—	—	2,852
Deferred tax benefit from disqualified dispositions	—	—	5,821	—	—	5,821
Allowance for deferred tax benefit from disqualified dispositions	—	—	(5,821)	—	—	(5,821)
Repurchase of common stock	(1,502)	(1)	(19,985)			(19,986)
Unrealized gain on investments	—	—	—	1,311	—	1,311
Net income	—	—	—	—	1,409	1,409

Balances, May 31, 2002	35,775	$36	$250,133	$1,963	$12,133	$264,265

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended May 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$1,409	$33,760	$33,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,251	3,185	2,797
Noncash restructuring charges	(6)	—	(229)
Provision for doubtful accounts	993	1,163	621
Deferred income taxes	409	19,336	(26,772)
Amortization of premium/(discount) on securities, net	352	(1,030)	(286)
Changes in operating assets and liabilities:
Trade accounts receivable	15,787	(15,966)	(7,062)
Prepaid and other current assets	1,292	(2,887)	(2,565)
Accounts payable	(1,047)	381	2,757
Accrued compensation and other accrued liabilities	(2,431)	5,438	2,383
Deferred revenue	(2,091)	4,350	3,556

Net cash provided by operating activities	18,918	47,730	8,210

Cash flows from investing activities:
Acquisition of equipment and leasehold improvements	(3,073)	(6,184)	(1,873)
Purchases of marketable securities	(512,409)	(640,872)	(465,554)
Maturity of marketable securities	305,908	323,692	219,531
Proceeds from sale of marketable securities	203,628	246,438	131,408

Net cash used in investing activities	(5,946)	(76,926)	(116,488)

Cash flows from financing activities:
Proceeds from the sale of common stock net of issuance costs	17,387	34,155	107,633
Repurchase of common stock	(19,986)	—	—

Net cash provided (used) by financing activities	(2,599)	34,155	107,633

Effect of exchange rate changes on cash	668	68	(79)

Net increase (decrease) in cash and cash equivalents	11,041	5,027	(724)
Cash and cash equivalents, beginning of period	12,210	7,183	7,907

Cash and cash equivalents, end of period	$23,251	$12,210	$7,183

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17	$4	$20
Cash paid during the period for income taxes	$375	$286	$237

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended May 31,

	2002	2001	2000

Net income	$1,409	$33,760	$33,010
Unrealized gains (losses) on available-for-sale investments or securities, net	1,311	1,053	(428)

Comprehensive income	$2,720	$34,813	$32,582

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

     Verity, Inc. (the “Company”) develops, markets and supports products for corporate intranets, extranets, corporate portals, online publishers and e-commerce providers, and original equipment manufacturer (OEM) toolkits for independent software vendors (ISVs). Verity’s comprehensive and integrated product family enables enterprise-wide document indexing, classification, search and retrieval, organization and navigation, viewing, personalized dissemination, and hybrid online and CD/DVD publishing all from the same underlying Verity information index. The Company markets and sells its software and services to commercial end users across many industries and government entities through multiple distribution channels, including direct sales, primarily in the United States and Europe and a worldwide network of value added resellers and system integrators.

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

Cash and cash equivalents

     Cash and cash equivalents consist of highly liquid investments with an original or remaining maturity of 90 days or less as of the date of purchase. Cash equivalents are stated at amortized cost plus accrued interest, which approximates fair value. Cash equivalents consist primarily of money market instruments and certificates of deposit, which amounted to $23.3 million and $12.2 million at May 31, 2002 and 2001, respectively.

Investments

     The Company has classified its investments as available-for-sale. Such investments are recorded at fair value and unrealized gains and losses, if material, are recorded as a separate component of stockholders’ equity, net of tax, until realized. Interest income is recorded using an effective interest rate with the associated premium or discount amortized to interest income. The cost of securities sold is based upon the specific identification method. As of the balance sheet date, investments with maturity dates of one year or less are classified as current, and those with maturity dates of greater than one year are classified as long-term.

Equipment and leasehold improvements

     Equipment and leasehold improvements are stated at cost less accumulated depreciation. Equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets; computers are depreciated over three years, software is depreciated up to two years, and furniture and fixtures are depreciated over five years. Leasehold improvements and leased assets are amortized on a straight-line basis over the lesser of their estimated useful life or the lease term. Gains and losses upon asset disposal are taken into income in the year of disposition.

     The Company periodically evaluates the carrying value of equipment and leasehold improvements to be held and used when events and circumstances warrant such a review. The carrying value of equipment and leasehold improvements is considered impaired when the anticipated undiscounted cash flows from the asset is separately identifiable and is less than the asset’s carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

Impairment of long-lived assets

     The Company evaluates the recoverability of long-lived assets and recognize impairment charges in the event the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. Long-lived assets include property and equipment.

Research and development costs

     Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Such costs are amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight line basis over 12 to 18 months. The Company regularly evaluates estimated net realizable value of costs and records write-downs for any product for which the net book value is in excess of discounted cashflows. In fiscal 2002, 2001 and 2000, the Company did not capitalize any software development costs since such costs were not significant.

Revenue Recognition

     The Company’s revenues are derived from license fees for software products and fees for services complementary to its products, including software maintenance, consulting and training. The Company generally charges fees for services separately from the license fees for its software products.

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in the Company’s business practices could result in future changes in its revenue accounting policies that could have a material adverse effect on its business, financial condition and results of operations.

     The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is probable. Delivery generally occurs when the product is delivered to a common carrier. At the time of the transaction, the Company assesses whether the fee associated with its revenue transactions is fixed or determinable and whether or not collection is probable. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.

     For all sales, the Company uses either a binding purchase order or signed license agreement as evidence of an arrangement. Sales through the Company’s distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis. The Company’s arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

     The Company recognizes maintenance revenues from ongoing customer support and product upgrades ratably over the term of the applicable maintenance agreement, which is typically twelve months. Generally, the Company receives payments for maintenance fees in advance and they are nonrefundable. The Company recognizes revenues for consulting and training generally when the services are performed.

     For agreements with multiple elements, such as license, maintenance, training and consulting services, the Company allocates revenue to each component of the arrangement using the residual value method and defers revenue from the arrangement equivalent to the fair value of the undelivered elements. The Company bases fair values for the ongoing maintenance and support obligations on separate sales of these items to other customers or on contractually stipulated renewal rates. The Company bases fair value of services, such as training and consulting, upon separate sales of these services to other customers. The Company allocates any remaining amount to the delivered elements and recognizes it as revenue when the conditions set forth above are met.

Sales Returns, Allowance for Doubtful Accounts

     The Company’s management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of its products when evaluating the adequacy of the sales returns allowance. Management judgments and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Similarly, management must make estimates of the uncollectability of accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of May 31, 2002, the Company’s accounts receivable balance was $21.0 million, net of provision for sales returns allowance of $0.2 million and allowance for doubtful accounts of $1.4 million. On May 31, 2001, the Company’s accounts receivable balance was $37.7 million, net of provision for sales returns allowance of $0.1 million and allowance for doubtful accounts of $1.4 million.

Stock-based compensation

     The Company accounts for stock-based employee compensation arrangements based on the difference, if any, on the date of grant, between the fair value of Verity’s stock and the exercise price. The Company accounts for stock-based arrangements issued to non-employees based on the fair value of the stock granted using the Black-Scholes option pricing model at the date of grant.

     Deferred stock-based compensation is being amortized using the graded vesting method over the vesting period of each respective option, which is generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award.

Accounting for Income Taxes

     As part of the process of preparing its consolidated financial statements the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The Company’s income tax accounting process involves it recording the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. These differences result in the recognition of deferred tax assets and liabilities.

     The Company evaluates this tax asset at each balance sheet date to determine its realizability, considering, without limitation, currently enacted tax laws, expected future taxable income and origins of the specific components of the deferred tax asset. If the Company determines that it is not fully realizable, it will record a valuation allowance to reduce the asset balance to its realizable value through a charge to income tax expense. Determining whether it will be able to utilize the net operating loss carryforward requires that the Company estimate future taxable income and make judgments regarding the timing of future tax obligations. Actual taxable income could differ from the Company’s estimates.

     As of May 31, 2002, we believe it is more likely than not that we will be able to realize the majority of our tax asset through expected future taxable profits, but believe that it is more probable than not that we will not be able to recover any benefits from net operating loss carryforwards originating from deductions for the exercise and/or disposition of stock options in recent periods. Therefore, we recorded a valuation allowance related to this component of the deferred tax asset. The net operating loss carryforwards originating from deductions for the exercise and/or disposition of stock options and the related valuation allowance has been recorded against additional paid-in capital and did not affect net income for the period.

     If we conclude that other components of the deferred tax asset require a valuation allowance in the future, the effect on income tax expense could be material

Certain risks and concentrations

     The Company’s products are concentrated in the electronic information search and retrieval software industry, which is highly competitive and rapidly changing. A number of companies offer competitive products addressing certain of the Company’s target markets and act as direct competitors of the Company. The Company is dependent on the success of its strategic partners to obtain its competitive edge.

     Revenue is mainly derived from relatively large sales to a limited number of customers, representing significant exposure to the loss of a major customer or any reduction in orders by such customers, significant technological changes in the industry, and the infringement or expropriation of proprietary intellectual property rights or patents. In addition, a significant portion of the Company’s revenue is derived from international sales, and therefore exposes the Company to fluctuation of the U.S. dollar against foreign currencies or local economic conditions.

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

     The Company sells products to companies in North America, Europe, Asia, South Africa, South America and Australia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company also performs an analysis of the expected collectibility of accounts receivable and records an allowance for doubtful accounts receivable when necessary. The Company maintains allowances for potential losses and such losses have been within management’s expectations. For the fiscal year ended May 31 2002, no customer accounted for more than 10% of the total accounts receivable balance. One customer accounted for 14.1% of the total accounts receivable balance at May 31, 2001. No customer accounted for more than 10% of the total revenue in any period reported.

Foreign currency translation

     The Company translates the accounts of its foreign branches and subsidiaries using historical rates for nonmonetary assets and current rates for monetary assets. Remeasurement gains and losses from the translation of these branches and those that arise from exchange rate changes on transactions denominated in a currency other than the local currency are included in the statements of operations. The Company’s foreign branches and subsidiaries use the U.S. dollar as their functional currency as the U.S. parent exclusively funds the branches and subsidiaries’ operations with U.S. dollars and has substantive control over local operations. The net gain (loss) on foreign currency remeasurement and exchange rate changes for fiscal years 2002, 2001 and 2000, which is included in other income (expense) net on the accompanying statements of operations, was ($149,000), ($772,000), and ($440,000), respectively.

Fair value of financial instruments

     Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable approximate fair value due to their short maturities. The fair value of the Company’s investments is set forth in Note 3.

Computation of net income per share

     Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of stock options.

Comprehensive income

     The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130.”) Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Other comprehensive income for all periods presented consists of unrealized gains and losses on available-for-sale securities.

Reclassification

     The Company has reclassified certain amounts in the prior years’ financial statements to conform to the current year’s presentation.

Recent accounting pronouncements

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” This standard eliminates the pooling-of-interests method of accounting for business combinations, except for qualifying business combinations that were initiated prior to July 1, 2001, and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard eliminates the amortization of goodwill and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for the Company’s fiscal year beginning on June 1, 2002. The Company does not expect the implementation of SFAS No. 142 to have a significant impact on its financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes “Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS No.121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Division of a Business.” Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The implementation of SFAS No. 144 is not expected to have a significant impact on the Company’s financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect an impact on its financial position and results of operation from the adoption of SFAS 146.

3. Investments

     As of May 31, 2002, available-for-sale securities consist of the following (in thousands):

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value

Corporate commercial paper — short-term	$130,002	$670	$130,672
Corporate commercial paper — long-term	90,391	1,042	91,433

Total investments	$220,393	$1,712	$222,105

     At May 31, 2002, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$130,672
After one year through three years	91,433

$222,105

     As of May 31, 2001, available-for-sale securities consist of the following (in thousands):

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value

Corporate commercial paper — short-term	$126,085	$602	$126,687
Corporate commercial paper — long-term	91,687	561	92,248

Total investments	$217,772	$1,163	$218,935

4. Balance Sheet Detail

Trade receivables

     As of May 31, 2002 and 2001, the balance of trade receivables is as follows (in thousands):

	May 31,

	2002	2001

Trade receivables	$22,389	$39,091
Allowance for doubtful accounts	(1,428)	(1,350)

	$20,961	$37,741

     Write-offs against the allowance for doubtful accounts were $915,000, $713,000 and $621,000 in the fiscal years ended May 31, 2002, 2001 and 2000, respectively.

Property and equipment

     As of May 31, 2002 and 2001, property and equipment consist of the following (in thousands):

	May 31,

	2002	2001

Computer equipment	$16,781	$15,090
Furniture and fixtures	5,787	5,321
Leasehold improvements	5,759	5,310

	28,327	25,721
Less accumulated depreciation	(21,702)	(17,917)

	$6,625	$7,804

     Depreciation expense for fiscal years 2002, 2001 and 2000 was $4,251,000, $3,185,000 and $2,797,000, respectively.

     At May 31, 2002 and 2001, there were no assets under capital leases.

5. Commitments and Contingencies

Commitments

     The Company leases various facilities and vehicles under noncancelable operating leases expiring through May 2009. Under the terms of the leases, the Company is responsible for taxes, insurance and normal maintenance costs. Under its primary operating facility lease, the Company may extend the lease term for an additional five years by providing written notice of its exercise of this option no later than six months before the expiration of the lease term. The Company has subleased certain of its space to other companies for various periods through October 2004.

     At May 31, 2002, future minimum rental payments and receipts under the operating leases are as follows (in thousands):

	Rental	Sublease
Fiscal Year Ending May 31,	Payments	Income

2003	$3,121	$740
2004	2,815	115
2005	2,334	48
2006	1,064	—
2007 and thereafter	2,460	—

	$11,794	$903

     Worldwide rent expense, excluding sublease income, for fiscal years 2002, 2001 and 2000 was $3,936,000, $2,890,000 and $2,134,000, respectively.

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

     Verity answered BroadVision’s counterclaim on July 23, 2001 and denied the material allegations of the counterclaim and asserted various affirmative defenses to BroadVision’s claims. On August 8, 2002, Verity filed a first amended complaint against BroadVision which, among other things, added a claim for contributory copyright infringement against BroadVision based on allegations that BroadVision knowingly facilitated the use by end users of unlicensed functionality of VDK.

     The action is currently in the discovery phase. The trial date has been set for July 14, 2003.

     The Company intends to defend all of these actions vigorously. However, there can be no assurance that any of the complaints discussed above will be resolved without costly litigation, or in a manner that is not materially adverse to Verity’s financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies and accordingly, the Company has not recorded a liability.

6. Stockholders’ Equity

1995 Stock Option Plan

     In July 1995, the Company adopted the Amended and Restated 1995 Stock Option Plan, which amended and restated the 1988 Stock Option Plan. In September 1999 and September 2000, the Company’s stockholders approved an increase to the number of shares reserved under the 1995 Stock Option Plan to a total of 10,122,000 and 12,122,000 shares, respectively.

     Under the terms of the Plan, options may be granted at prices not lower than the fair market value at the date of grant as determined by the Board of Directors. Incentive and non-statutory options, which are granted to stockholders who own more than 10% of the total combined voting power of all classes of Company’s stock are granted at not less than 110% of the fair market value of the shares at the date of grant. The term of options granted to the stockholders who own more than 10% of the total combined voting power of all classes of stock of the Company is five years from the date of grant or shorter term as provided in the written option agreement. All other option grants from this plan may have a term of eight years or shorter as provided in the written option agreement.

     Common shares purchased under the Plan are subject to the Company’s right of repurchase, which generally lapses as to 12.5% of the shares six months from the grant date and thereafter ratably over the remainder of a 3 1/2 year period at the holder’s original purchase price. Thereafter, the Company has the right of first refusal to purchase such shares. At May 31, 2002, 2001 and 2000, the Company had 0, 84, and 9,793 shares, respectively, subject to the Company’s right to repurchase. As of May 31, 2002, 422,000 shares of common stock were available for grant under the 1995 Stock Option Plan.

Outside Directors Plan

     In July 1995, the Company’s Board of Directors approved the 1995 Outside Directors Plan and reserved 400,000 shares of common stock for issuance to directors of the Company who are not employees of the Company. The Outside Directors Plan provides for the automatic granting of nonqualified stock options to directors of the Company who are not employees of the Company.

     At the initiation of the Plan, each current outside director was automatically granted an option to purchase 40,000 shares of common stock at the following annual meeting of stockholders. Each new outside director is automatically granted an option to purchase shares of the Company’s common stock at the time of annual meeting following their appointment. Thereafter, at each annual meeting of the stockholders, outside directors who have previously received options will receive a new option to purchase 40,000 shares of the Company’s common stock. The exercise price of the options in all cases will be equal to the fair market value of the Company’s common stock at the date of grant. Options granted under the Director’s Plan are immediately exercisable, but vest over four years and generally must be exercised within ten years. In September 1999, the Company’s stockholders approved an increase to the number of shares reserved under the Outside Director’s Plan to a total of 1,000,000 shares. As of May 31, 2002, 380,000 shares of common stock were available for grant under this plan.

1996 Nonstatutory Stock Option Plan

     In February 1996, the Company’s Board of Directors approved the 1996 Nonstatutory Stock Option Plan. The terms of the 1996 Nonstatutory Stock Option Plan are substantially the same as those of the 1995 Stock Option Plan with the exception of the type of options available, the option exercise price and the maximum option term. Nonqualified options may be granted at prices not lower than 85% of fair market value at the date of grant as determined by the Board of Directors. The option may have a term of ten years or shorter as provided in the written option agreement.

     In fiscal years 2002, 2001 and 2000, the Company increased the number of shares reserved under the Plan to 24,700,000, 12,700,000 and 8,420,000 shares of common stock, respectively, for issuance to certain employees and consultants of the Company. As of May 31, 2002, 8,363,000 shares of common stock were available for grant under the 1996 Nonstatutory Stock Option Plan.

1997 Stock Option Plan for Verity Canada

     In May 1997, the Company’s Board of Directors authorized the adoption of the 1997 Stock Option Plan for Verity Canada. The terms of the 1997 Stock Option Plan for Verity Canada are substantially the same as those of the 1995 Stock Option Plan with the exception of option type and term.

     In May and October 1999, the Company increased the number of shares reserved under the 1997 Plan to a total of 1,180,000 and 1,480,000 shares, respectively. In June and December 2000, the Company increased the number of shares reserved under the 1997 Plan to a total of 1,980,000 and 2,250,000 shares, respectively. As of May 31, 2002, 221,000 shares of common stock were available for grant under the 1997 Stock Option Plan for Verity Canada.

Equity Compensation Plan Information

     The following table gives information about our Company Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of May 31, 2002, including Verity’s Restated 1995 Stock Option Plan, 1996 Nonstatutory Stock Option Plan, Outside Directors Plan, and the 1997 Stock Option Plan (together, the “Option Plans”):

Equity Compensation Plan Information

	(a)	(b)	(c)
	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column(a))

Equity compensation plans approved by stockholders	5,630,000	$23.31	802,000
Equity compensation plans not approved by stockholders	13,655,000 (1)	18.64	8,584,000

TOTAL	19,285,000	$20.00	9,386,000

(1)	Issued under our 1996 Nonstatutory Stock Option Plan and our 1997 Stock Option Plan for Verity Canada, both of which do not require the approval of and has not been approved by our stockholders. See the description above of the 1996 Nonstatutory Stock Option Plan and the 1997 Stock Option Plan.

Activity under stock option plans

     Activity under the above stock option plans is set forth below:

		Options Outstanding

			Weighted
			Average
	Shares		Price Per
	Available	Shares	Share	Total

Balances, May 31, 1999	2,382,000	9,094,000	$7.09	$64,469,000
Shares reserved under plans	5,600,000	—	—	—
Options granted	(6,567,000)	6,567,000	31.99	210,075,000
Options canceled	648,000	(648,000)	12.34	(7,999,000)
Options exercised	—	(2,293,000)	4.61	(10,577,000)

Balance, May 31, 2000	2,063,000	12,720,000	20.12	255,968,000
Shares reserved under plans	7,051,000	—	—	—
Options granted	(8,418,000)	8,418,000	23.69	199,341,000
Options canceled	1,467,000	(1,467,000)	24.41	(35,806,000)
Options exercised	—	(3,394,000)	8.95	(30,366,000)

Balances, May 31, 2001	2,163,000	16,277,000	23.91	389,137,000
Shares reserved under plans	12,000,000	—	—	—
Options granted	(7,164,000)	7,164,000	9.47	67,818,000
Options canceled	2,387,000	(2,387,000)	23.71	(56,602,000)
Options exercised	—	(1,769,000)	8.22	(14,535,000)

Balances, May 31, 2002	9,386,000	19,285,000	$20.00	$385,818,000

Common stock option plans

     The following table summarizes information with respect to stock options outstanding at May 31, 2002:

	Options Outstanding			Options Not Subject to
				Repurchase Upon Exercise
		Weighted
		Average	Weighted		Weighted
	Number at	Remaining	Average	Number at	Average
Range of	May 31,	Contractual	Exercise	May 31,	Exercise
Exercise Price	2002	Life (Years)	Price	2002	Price

$1.00 - $4.99	822,000	3.95	$3.39	749,000	$3.35
$5.00 - $16.49	10,042,000	6.80	11.28	5,699,000	11.99
$16.50 - $29.99	1,860,000	6.30	23.41	1,042,000	24.44
$30.00 - $53.00	6,561,000	5.81	34.48	4,726,000	34.20

	19,285,000	6.29	$20.00	12,216,000	$21.11

     At May 31, 2001 options to purchase 7,611,000 shares of common stock were not subject to rights of repurchase upon exercise at an average exercise price of $19.56.

Employee stock purchase plan

     In July 1995, the Company’s Board of Directors approved the 1995 Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance to eligible employees. In September 1999, the Company’s stockholders approved an increase to 4,000,000 shares of common stock. The Employee Stock Purchase Plan permits eligible employees to purchase shares of the Company’s common stock at 85% of the lesser of fair market value of the common stock on the first day of the 12 month offering period or the last day of the six month purchase period within the offering period. During the fiscal years ended May 31, 2002, 2001 and 2000, employees purchased 350,321, 159,293 and 401,861 shares at average prices of $8.20, $23.44 and $7.65 per share, respectively. As of May 31, 2002, 2,862,000 shares of the Company’s common stock have been issued under the plan and 1,138,000 shares remained available for purchase.

Pro forma stock-based compensation

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123,”) Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Company’s stock option plans or Employee Stock Purchase Plan. Had compensation cost for the Company’s stock option plans and Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in fiscal years 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share for fiscal years 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal Years

	2002	2001	2000

Net income — as reported	$1,409	$33,760	$33,010

Net loss — pro forma	$(77,474)	$(67,098)	$(25,148)

Net income per share — basic — as reported	$0.04	$1.00	$1.10

Net income per share — diluted — as reported	$0.04	$0.92	$0.95

Net loss per share — basic — pro forma	$(2.19)	$(1.99)	$(0.84)

Net loss per share — diluted — pro forma	$(2.19)	$(1.99)	$(0.84)

     The above pro forma disclosures are not necessarily representative of the effects on reported net income (loss) for future years.

     The aggregate fair value and weighted average fair value of each option granted in fiscal years 2002, 2001 and 2000 were $45.9 million, $140.2 million and $145.9 million, and $6.41, $16.65 and $21.13, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for fiscal years 2002, 2001 and 2000:

	2002	2001	2000

Expected volatility	100%	100%	100%
Risk-free interest rate	3.14-4.35%	5.4%	6.8%
Expected life	3.5 years	3.5 years	3 years
Expected dividend yield	0.0%	0.0%	0.0%

     The Company has also estimated the fair value for the purchase rights under the Employee Stock Purchase Plan using the Black-Scholes Model with the following assumptions for fiscal years 2002, 2001 and 2000:

	2002	2001	2000

Expected volatility	100%	100%	100%
Risk-free interest rate	1.98-2.33%	5.4%	6.8%
Expected life	.50-1.00 years	.50-1.00 years	.50-1.00 years
Expected dividend yield	0.0%	0.0%	0.0%

Preferred stock purchase rights plan

     In September 1996, the Company’s Board of Directors adopted a Preferred Stock Purchase Rights Plan designed to enable all Verity stockholders to realize the full value of their investment and to provide for fair and equal treatment for all Verity stockholders in the event that an unsolicited attempt is made to acquire Verity. Under the Plan, stockholders will receive one Right to purchase one one-hundredth of a share of a new series of Preferred Stock for each outstanding share of Verity common stock held at the close of business on October 2, 1996. The Rights expire on September 17, 2006.

Preferred stock and common stock

     The Company is authorized to issue two classes of shares to be designated respectively Preferred Stock, having a par value of $0.001 per share, and Common Stock, having a par value of $0.001 per share. The total number of shares of Preferred Stock the Company has the authority to issue is 1,999,995, and the total number of shares of Common Stock the Company has authority to issue is 200,000,000. None of the shares outstanding are subject to repurchase as of May 31, 2002.

7. Income Taxes

     Income tax expense includes U.S. and international income taxes, as well as the provision for U.S. taxes on undistributed earnings of international subsidiaries. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

     Income before taxes consist of the following (in thousands):

	Fiscal Years

	2002	2001	2000

Domestic	$1,056	$52,689	$28,669
Foreign	1,219	1,293	2,191

	$2,275	$53,982	$30,860

     Details of the income tax provision (benefit) for fiscal years 2002, 2001 and 2000 consist of the following (in thousands):

	May 31,

	2002	2001	2000

Current:
Federal	$1,262	$14,095	—
State	126	1,476	$20
Foreign	502	598	600

	1,890	16,169	620

Deferred:
Federal	(1,066)	3,650	(2,392)
State	40	403	(346)
Foreign	—	—	(32)

	(1,026)	4,053	(2,770)

	$864	$20,222	$(2,150)

     The Company’s effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	Fiscal Years

	2002	2001	2000

Income tax benefit at statutory rates	35.0%	35.0%	35.0%
State income taxes net of federal benefit	(18.3)	3.5	3.2
Non-deductible expenses	33.0	2.6	0.6
Foreign taxes	28.2	0.1	2.5
Release of valuation allowance	—	—	(44.5)
Research and development credit	(39.9)	(5.2)	(3.7)
Net operating loss (benefited) not benefited	—	1.5	—

Effective tax rate	38.0%	37.5%	(6.9)%

     The components of the net deferred tax asset are (in thousands):

	May 31,

	2002	2001

Deferred tax assets:
Accumulated depreciation	$2,073	$2,272
Accrued compensation	940	1,831
Other accruals and allowance for doubtful accounts	1,656	1,532
Research and development credits	10,223	8,338
Net operating loss carryforwards	23,936	19,542

	38,828	33,515
Deferred tax liability:
Appreciated investments — FAS 115	(413)	(511)

Gross deferred tax assets	38,415	33,004
Valuation allowance	(18,704)	(12,883)

Net deferred tax assets	$19,712	$20,121

     As of May 31, 2002, the Company had approximately $66,426,000 and $16,372,000 of net operating loss carryforwards for federal and California purposes, respectively, to offset future taxable income. The tax benefits associated with these net operating loss carry forwards have been or (will be) recorded to the additional paid-in-capital account as they arose from the exercise and/or disposition of stock options. The Company also has federal and state research and development tax credit carryforwards of approximately $6,942,000 and $3,281,000, respectively, at May 31, 2002. These carryforwards expire in the years 2003 to 2022 if not utilized. State research and development tax credit carryforwards can be utilized indefinitely.

     Under the Tax Reform Act of 1986, the amounts of benefits from net operating loss and credit carryforwards may be impaired or limited in the future if the Company has incurred a cumulative ownership change of more than 50%, as defined, over a three year period.

     Based on management’s assessment, we recorded a valuation allowance for a portion of the deferred tax asset related to the net operating loss carryforwards, which have arisen from deductions for the exercise and/or disposition of stock options, due to an uncertainty as to whether these benefits will be realized through future earnings. Any tax benefits realized from the reduction of this valuation allowance will be recorded to additional-paid-in-capital.

8. Related Party Transactions

     On July 31, 1997, Mr. Gary J. Sbona was appointed as the Company’s President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation, a management services firm of which Mr. Sbona is the Chairman and Chief Executive Officer. Pursuant to the original agreement, Regent Pacific agreed to provide management services to the Company, at a fee of $50,000 per week, including the services of Mr. Sbona as Chief Executive Officer and President and other Regent Pacific personnel as part of the Company’s management team. The agreement had a one-year term and could be canceled by the Company after expiration of the initial 26-week period, with a minimum compensation to Regent Pacific of $1.3 million for that initial period.

     The agreement required that the Company indemnify Regent Pacific and Mr. Sbona for certain liabilities arising out of the performance of services under the agreement. Mr. Sbona became an employee of the Company effective February 16, 1998. On April 13, 1998, the Company and Regent Pacific agreed to amend the agreement to provide that Regent Pacific personnel continued to serve as part of the Company’s management team. The amendment also served to extend the term of the agreement until August 31, 1999, and to extend the noncancelable period of the agreement until February 28, 1999.

     In connection with Mr. Sbona’s service as President and CEO, an employee of the Company, the Compensation Committee of the Company’s Board also granted to him an option to purchase 700,000 shares of the Company’s common stock, at an exercise price of $2.563 per share. In October 1998, the Company’s Board granted Mr. Sbona another option to purchase additional 520,000 shares of the Company’s common stock, at an exercise price of $3.813 per share. In May 1999, the Company’s Board granted Mr. Sbona another option to purchase additional 420,000 shares of the Company’s common stock, at an exercise price of $16.250 per share. In October 1999 and January 2000, the Company’s Board granted Mr. Sbona options to purchase 606,000 and 394,000 of the Company’s common stock, at an exercise price of $30.75 and $31.75 per share, respectively. In July and December 2000, the Company’s Board granted Mr. Sbona options to purchase 407,000 and 400,000 of the Company’s common stock, at an exercise price of $36.38 and $13.94 per share, respectively. In September 2001, the Company’s Board granted Mr. Sbona an option to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $8.74 per share. The shares subject to such options will vest entirely upon certain change of control transactions or upon a termination of Mr. Sbona without cause. The options will also remain exercisable for one year following the termination of Mr. Sbona’s services.

     On March 12, 1999, the Company extended its agreement with Regent Pacific Management Corporation until August 31, 2000. This is the second amendment to the retainer agreement between Regent Pacific Management Corporation and Verity, Inc. since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continued to provide certain services to the Company at a fee of $50,000 per week. The new agreement provided Verity with an option to further extend the term of this agreement through February 2001. Furthermore, on March 12, 1999, Mr. Sbona was appointed as the Chairman of the Board of Directors of the Company. Mr. Sbona was Verity’s President from July 1997 to September 1999 and has been Verity’s Chief Executive Officer since July 1997 and has been a Board member since May 1998.

     On February 10, 2000, the Company extended its agreement with Regent Pacific Management Corporation through August 31, 2001. This is the third amendment to the retainer agreement between Regent Pacific Management Corporation and Verity, Inc. since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continued to provide management services to the Company. The agreement provided Verity with an option to further extend the term of this agreement through February 2002.

     On March 12, 2001, the Company extended its agreement with Regent Pacific Management Corporation until August 31, 2002. This is the fourth amendment to the retainer agreement between Regent Pacific Management Corporation and Verity, Inc. since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continued to provide management services to the Company. The agreement provided Verity with an option to further extend the term of this agreement through February 2003.

     On June 17, 2002, the Company extended its agreement with Regent Pacific Management Corporation through August 31, 2003. This is the fifth amendment to the retainer agreement between Regent Pacific Management Corporation and Verity, Inc. since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continues to provide management services to the Company. The agreement provides Verity with an option to further extend the term of this agreement through February 2004.

     The Company paid fees to Regent Pacific Management Corporation totaling $2,600,000 for each of the fiscal years ended May 31, 2002, 2001 and 2000. As of May 31, 2002, there is no balance payable to Regent Pacific Management.

9. Employee Benefit Plan

     The Verity, Inc. 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code, provides tax deferred salary deductions for eligible employees. Employees are eligible to enroll in the plan during the first enrollment period after hire. Enrollments are held quarterly on a calendar year basis.

     Participants may make voluntary contributions to the plan up to 50% of their compensation. The plan does not provide for Company contributions.

10. Computation of Net Income Per Share

     Basic and diluted net income per share are calculated as follows for fiscal years 2002, 2001 and 2000 (in thousands, except per share amounts):

	Fiscal Years

	2002	2001	2000

Basic:
Weighted average common shares outstanding (basic)	35,404	33,634	30,026
Net income applicable to common stockholders	$1,409	$33,760	$33,010
Net income per share	$0.04	$1.00	$1.10
Diluted:
Weighted average common shares outstanding (basic)	35,404	33,634	30,026
Dilutive effect of common stock equivalent shares	1,765	3,015	4,860

Weighted average common shares outstanding (diluted)	37,169	36,649	34,886

Net income applicable to common stockholders	$1,409	$33,760	$33,010
Net income per share	$0.04	$0.92	$0.95

     As of May 31, 2002, 12,711,589 anti-dilutive shares have been excluded from the dilutive effect of common stock equivalent shares.

     11. Business Segment, Foreign Sales and Operations, and Major Customers

     The Company operates in one business segment and develops, markets and supports products for corporate intranets, extranets, corporate portals, online publishers and e-commerce providers, and original equipment manufacturer (OEM) toolkits for independent software vendors (ISVs). Verity’s comprehensive and integrated product family enables enterprise-wide document indexing, classification, search and retrieval, organization and navigation, viewing, personalized dissemination, and hybrid online and CD/DVD publishing all from the same underlying Verity information index.

     The Company has sales and marketing operations located outside the United States in The Netherlands, The United Kingdom, France, Germany, South Africa, Mexico, Australia, a joint investment partnership in Brazil and a development and technical support operation in Canada. Foreign branch and subsidiary revenues consist primarily of maintenance and consulting services and is being allocated based on foreign branch and subsidiary location.

Financial Data by	United		Other
Geographical Area	States	Europe	Foreign	Eliminations	Total

	(in thousands)
Revenues:
2002	$81,513	$10,943	$1,309	—	$93,765
2001	136,336	8,699	—	—	145,035
2000	89,666	6,434	—	—	96,100
Income (loss) from operations:
2002	6,900	2,484	514	$(17,494)	(7,596)
2001	61,652	3,324	1,913	(24,241)	42,648
2000	36,638	2,673	(156)	$(13,898)	25,257
Long-lived assets:
2002	21,106	838	1,278	—	23,222
2001	5,211	951	1,642	—	7,804
2000	$4,125	$350	$453	—	$4,928

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

     Included in software product revenues for the United States are export sales of approximately $20,406,000, $37,710,000 and $18,307,000 in fiscal years 2002, 2001 and 2000, respectively.

     No single customer accounted for 10% or more of the Company’s revenue during fiscal years 2002, 2001 and 2000. Revenues from the federal government and its agencies were $5,729,000, $10,729,000 and $7,467,000 for fiscal years 2002, 2001 and 2000, respectively.

SCHEDULE II — VERITY, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Amounts
		Charged
	Balance at	(Benefit) to	Amounts		Balance
	Beginning	Profit and	Charged		at End
Description	of Year	Loss	to APIC	Deductions	of Year

Allowance for Doubtful Accounts:
Year ended May 31, 2002
Allowance for doubtful accounts	$1,350	$993	—	$(915)	$1,428
Year ended May 31, 2001
Allowance for doubtful accounts	900	1,163	—	(713)	1,350
Year ended May 31, 2000
Allowance for doubtful accounts	900	621	—	$(621)	900
Allowance for Deferred Tax Assets:
Year ended May 31, 2002
Valuation Allowance	(12,883)	—	$(5,821)	—	(18,704)
Year ended May 31, 2001
Valuation Allowance	—	—	$(12,883)	—	$(12,883)
Year ended May 31, 2000
Valuation Allowance	$18,887	$(18,887)	—	—	—

     Certain reclassifications of prior year amounts have been made to conform with the current year’s presentation

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITY, INC.

Date: August 16, 2002	By:	/s/ GARY J. SBONA

(Chief Executive Officer)

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GARY J. SBONA Gary J. Sbona	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 16, 2002

/s/ ANTHONY J. BETTENCOURT Anthony J. Bettencourt	President and Director	August 16, 2002

/s/ TODD K. YAMAMI Todd K. Yamami	Vice President, Chief Financial Officer, Assistant Secretary and Principal Financial Officer	August 16, 2002

/s/ PAUL H. COOK Paul H. Cook	Corporate Controller (Principal Accounting Officer)	August 16, 2002

/s/ STEVEN M. KRAUSZ Steven M. Krausz	Director	August 16, 2002

/s/ STEPHEN A. MACDONALD Stephen A. MacDonald	Director	August 16, 2002

/s/ CHARLES P. WAITE, JR. Charles P. Waite, Jr.	Director	August 16, 2002

/s/ KARL C. POWELL Karl C. Powell	Director	August 16, 2002

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1	Restated Certificate of Incorporation of the Company.(20)
3.2	By-Laws.(20)
4.1	Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)
4.2	Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996.(3)
4.3	First Amendment to Rights Agreement dated as of July 23, 1999 among Verity, Inc. and BankBoston, N.A.(15)
10.1	Form of Indemnification Agreement for directors and officers.(1),(4)
10.2	Amended and Restated 1995 Stock Option Plan and forms of agreements thereunder.(4),(5)
10.3	1995 Employee Stock Purchase Plan, as amended.(4),(21)
10.4	1995 Outside Directors Stock Option Plan, as amended, and forms of agreement thereunder.(4),(17)
10.5	1996 Non-Statutory Stock Option Plan, as amended.(4),(22)
10.6	1997 Non-Statutory Stock Option Plan for Verity, Canada, as amended.(4),(23)
10.18	Lease Agreement between Ross Drive Investors and the Company dated January 22, 1996.(6)
10.19	Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated July 31, 1997.(4),(7)
10.21	Employment Agreement between Anthony J. Bettencourt and the Company dated August 28, 1997.(4),(8)
10.22	Security and Loan Agreement between Imperial Bank and the Company dated November 30, 1997.(9)
10.23	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated April 13, 1998.(4),(10)
10.24	Amendment to Security and Loan Agreement between Imperial Bank and the Company dated November 15, 1998.(11)
10.25	Amendment to Employment Agreement between Anthony J. Bettencourt and the Company dated October 6, 1998.(4),(11)
10.26	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated March 12, 1999.(4),(12)
10.27	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated February 9, 2000.(4),(14)
10.28	Amendment to Employment Agreement between Anthony J. Bettencourt and the Company dated September 23, 1999.(4),(18)
10.29	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated March 12, 2001.(4),(19)
10.30	Promissory Note dated January 2, 2001 given by Anthony Bettencourt in favor of Verity, Inc.(4),(19)
10.31	Promissory Note dated January 2, 2001 given by Todd Yamami in favor of Verity, Inc.(4),(19)
10.32	Amendment to Employment Agreement between Anthony J. Bettencourt and the Company dated September 29, 2000.(4)(24)
10.33	Amendment to Employment Agreement between Anthony J. Bettencourt and the Company dated September 1, 2001.(4)
10.34	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated June 17, 2002.(4)
10.35	1995 Employee Stock Purchase Plan, as amended September 28, 2001.(4)
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Accountants, PricewaterhouseCoopers LLP.
99.1	Certification.

(1)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.

(2)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended August 31, 1996.

(3)	Incorporated by reference from Exhibit No. 1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996.

(4)	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(5)	With respect to the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed October 22, 1999. With respect to the form of agreements under the Amended and Restated 1995 Stock Option Plan, incorporated by reference to such agreements filed as exhibits with corresponding exhibit number from the Company’s Form 10-Q for the quarter ended August 31, 1996.

(6)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 29, 1996.

(7)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 1997.

(8)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended August 31, 1997.

(9)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 28, 1998.

(10)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 1998.

(11)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 1998.

(12)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 28, 1999.

(13)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 1999.

(14)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 29, 2000.

(15)	Incorporated by reference from Exhibit No. 99.2 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 29, 1999.

(16)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed October 22, 1999.

(17)	With respect to the 1995 Outside Directors Stock Option Plan, as amended, incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed October 22, 1999. With respect to the form of agreements under the 1995 Outside Directors Stock Option Plan, as amended, incorporated by reference to such agreements filed as exhibits with corresponding exhibit number from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.

(18)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 2000.

(19)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 28, 2001.

(20)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 2000.

(21)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed December 11, 2000.

(22)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed August 29, 2001.

(23)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 25, 2002.

(24)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 2001.