Form 10-K/A
period 2002-05-31
VERITY INC \DE\
filed 2002-08-29
CIK 949956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information in Part III of the Annual Report on Form 10-K, which is amended by this Form 10-K/A, is incorporated by reference to the proxy statement for the registrant’s 2002 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by the Form 10-K.

EXPLANATORY NOTE

     We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on August 16, 2002, solely for the purpose of adding exhibits 10.36, 10.37, 10.38 and 10.39. Except as specifically indicated herein, no other information included in the Annual Report on Form 10-K is amended by this Form 10-K/A.

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

	All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto

3.	Exhibits: See Index to Exhibits after the signature page. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report

(b)	Reports on Form 8-K:

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Verity, Inc.

Date: August 29, 2002	By:	/s/ Todd K. Yamami

Todd K. Yamami Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1	Restated Certificate of Incorporation of the Company.(20)
3.2	By-Laws.(20)
4.1	Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)
4.2	Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996.(3)
4.3	First Amendment to Rights Agreement dated as of July 23, 1999 among Verity, Inc. and BankBoston, N.A.(15)
10.1	Form of Indemnification Agreement for directors and officers.(1),(4)
10.2	Amended and Restated 1995 Stock Option Plan and forms of agreements thereunder.(4),(5)
10.3	1995 Employee Stock Purchase Plan, as amended.(4),(21)
10.4	1995 Outside Directors Stock Option Plan, as amended, and forms of agreement thereunder.(4),(17)
10.5	1996 Non-Statutory Stock Option Plan, as amended.(4),(22)
10.6	1997 Non-Statutory Stock Option Plan for Verity, Canada, as amended.(4),(23)
10.18 10.19	Lease Agreement between Ross Drive Investors and the Company dated January 22, 1996.(6) Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated July 31, 1997.(4),(7)
10.21	Employment Agreement between Anthony J. Bettencourt and the Company dated August 28, 1997.(4),(8)
10.22	Security and Loan Agreement between Imperial Bank and the Company dated November 30, 1997.(9)
10.23	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated April 13, 1998.(4),(10)
10.24	Amendment to Security and Loan Agreement between Imperial Bank and the Company dated November 15, 1998.(11)
10.25	Amendment to Employment Agreement between Anthony J. Bettencourt and the Company dated October 6, 1998.(4),(11)
10.26	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated March 12, 1999.(4),(12)
10.27	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated February 9, 2000.(4),(14)
10.28	Amendment to Employment Agreement between Anthony J. Bettencourt and the Company dated September 23, 1999.(4),(18)
10.29	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated March 12, 2001.(4),(19)
10.30	Promissory Note dated January 2, 2001 given by Anthony Bettencourt in favor of Verity, Inc.(4),(19)
10.31	Promissory Note dated January 2, 2001 given by Todd Yamami in favor of Verity, Inc.(4),(19)
10.32	Amendment to Employment Agreement between Anthony J. Bettencourt and the Company dated September 29, 2000.(4),(24)
10.33	Amendment to Employment Agreement between Anthony J. Bettencourt and the Company dated September 1, 2001.(4),(26)
10.34	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated June 17, 2002.(4),(26)
10.35	1995 Employee Stock Purchase Plan, as amended September 28, 2001.(4),(26)
10.36	Loan Agreement, dated December 24, 1999, between Verity Benelux B.V. and Hugo Sluimer.(4),(25)
10.37	Loan Agreement, dated December 24, 1999, between Verity Benelux B.V. and Hugo Sluimer.(4),(25)
10.38	Loan Agreement, dated April 19, 2000, between Verity Benelux B.V. and Hugo Sluimer.(4),(25)
10.39	Loan Agreement, dated September 11, 2000, between Verity Benelux B.V. and Hugo Sluimer.(4),(25)

Exhibit
Number	Description of Document

21.1	Subsidiaries of the Company.(26)
23.1	Consent of Independent Accountants, PricewaterhouseCoopers LLP.(26)
99.1	Certification.(26)

(1)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.

(2)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended August 31, 1996.

(3)	Incorporated by reference from Exhibit No. 1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996.

(4)	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(5)	With respect to the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed October 22, 1999. With respect to the form of agreements under the Amended and Restated 1995 Stock Option Plan, incorporated by reference to such agreements filed as exhibits with corresponding exhibit number from the Company’s Form 10-Q for the quarter ended August 31, 1996.

(6)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 29, 1996.

(7)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 1997.

(8)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended August 31, 1997.

(9)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 28, 1998.

(10)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 1998.

(11)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 1998.

(12)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 28, 1999.

(13)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 1999.

(14)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 29, 2000.

(15)	Incorporated by reference from Exhibit No. 99.2 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 29, 1999.

(16)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed October 22, 1999.

(17)	With respect to the 1995 Outside Directors Stock Option Plan, as amended, incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed October 22, 1999. With respect to the form of agreements under the 1995 Outside Directors Stock Option Plan, as amended, incorporated by reference to such agreements filed as exhibits with corresponding exhibit number from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.

(18)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 2000.

(19)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 28, 2001.

(20)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 2000.

(21)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed December 11, 2000.

(22)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed August 29, 2001.

(23)	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed June 25, 2002.

(24)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 2001.

(25)	Filed herewith.

(26)	Previously filed.