Form 10-Q
period 2002-08-31
VERITY INC \DE\
filed 2002-10-15
CIK 949956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-26880

VERITY, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0182779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

894 Ross Drive

Sunnyvale, California 94089
(408) 541-1500
(Address, including zip code, and telephone number, including area code of principal executive offices)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

      The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 34,697,117 as of September 30, 2002.

VERITY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

ASSETS

	August 31,	May 31,
	2002	2002

	(unaudited)
Current assets:
Cash and cash equivalents	$14,384	$23,251
Short-term investments	119,958	130,672
Trade accounts receivable, net	17,278	20,961
Deferred tax assets	2,636	3,114
Prepaid and other	4,724	5,497

Total current assets	158,980	183,495
Property and equipment, net	6,100	6,625
Long-term investments	108,548	91,433
Deferred tax assets	16,597	16,597

Total assets	$290,225	$298,150

LIABILITIES
Current liabilities:
Accounts payable	$4,796	$5,749
Accrued compensation	9,537	10,376
Other accrued liabilities	2,724	2,779
Deferred revenue	12,271	14,981

Total current liabilities	29,328	33,885

Contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value:
Authorized: 200,000 shares
Issued and outstanding: 35,208 shares as of August 31, 2002; and 35,775 shares as of May 31, 2002	35	36
Additional paid-in capital	244,048	250,133
Retained earnings	13,514	12,133
Additional other comprehensive income	3,300	1,963

Total stockholders’ equity	260,897	264,265

Total liabilities and stockholders’ equity	$290,225	$298,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	August 31,

	2002	2001

	(unaudited)
Revenues:
Software products	$12,306	$10,267
Service and other	9,704	9,838

Total revenues	22,010	20,105

Costs of revenues:
Software products	374	542
Service and other	2,570	3,046

Total costs of revenues	2,944	3,588

Gross profit	19,066	16,517

Operating expenses:
Research and development	5,943	5,936
Marketing and sales	10,204	14,598
General and administrative	2,595	2,832

Total operating expenses	18,742	23,366

Income (loss) from operations	324	(6,849)
Other income, net	1,904	2,870

Income (loss) before provision for (benefit from) income taxes	2,228	(3,979)
Provision for (benefit from) income taxes	847	(1,512)

Net income (loss)	$1,381	$(2,467)

Net income (loss) per share — basic	$0.04	$(0.07)

Net income (loss) per share — diluted	$0.04	$(0.07)

Number of shares — basic	35,548	35,362

Number of shares — diluted	36,645	35,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	August 31,

	2002	2001

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,381	$(2,467)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	887	1,129
Provision for (recovery of) doubtful accounts	139	(123)
Deferred income taxes	479	—
Amortization of premium (discount) on securities, net	332	(100)
Changes in operating assets and liabilities:
Trade accounts receivable	4,006	15,167
Prepaid and other current assets	819	(1,531)
Accounts payable	(997)	730
Accrued compensation and other accrued liabilities	(979)	(5,197)
Deferred revenue	(2,752)	(3,022)

Net cash provided by operating activities	3,315	4,586

Cash flows from investing activities:
Acquisition of equipment and leasehold improvements	(361)	(1,981)
Purchases of marketable securities	(142,038)	(148,433)
Maturity of marketable securities	61,754	78,651
Proceeds from sale of marketable securities	74,165	65,828

Net cash used in investing activities	(6,480)	(5,935)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	479	3,817
Repurchases of common stock	(6,566)	—

Net cash provided (used) by financing activities	(6,087)	3,817

Effect of exchange rate changes on cash	385	(277)

Net increase (decrease) in cash and cash equivalents	(8,867)	2,191
Cash and cash equivalents, beginning of period	23,251	12,210

Cash and cash equivalents, end of period	$14,384	$14,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of August 31, 2002 and for the three months ended
August 31, 2002 and 2001 and thereafter is unaudited)

1. Interim Financial Data (Unaudited)

      The unaudited condensed consolidated financial statements for Verity, Inc. (the “Company” or “Verity”) as of August 31, 2002 and for the three months ended August 31, 2002 and 2001 have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements contained in the Company’s Annual Report on Form 10-K for the year ended May 31, 2002.

      The Company’s balance sheet as of May 31, 2002 was derived from the Company’s audited financial statements, but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

2. Computation of Net Income (Loss) and Net Income (Loss) Per Share

      Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of “in-the-money” stock options. “In-the-money” options are those where the exercise price is lower than the average market price being used to determine the value. Verity’s average market price for the first quarter in fiscal year 2003 was $10.5363. All common equivalent shares have been excluded from the computation of diluted net loss per share for the three months ended August 31, 2001 because the effect would be anti-dilutive.

      Basic and diluted net income (loss) per share are calculated as follows for the three months ended August 31, 2002 and 2001 (in thousands, except per share data):

	Three Months Ended
	August 31,

	2002	2001

Basic:
Weighted-average shares	35,548	35,362

Net income (loss)	$1,381	$(2,467)

Net income (loss) per share	$0.04	$(0.07)

Diluted:
Weighted-average shares	35,548	35,362
Common equivalent shares from stock options	1,097	—

Shares used in per share calculation	36,645	35,362

Net income (loss)	$1,381	$(2,467)

Net income (loss) per share	$0.04	$(0.07)

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Information as of August 31, 2002 and for the three months ended
August 31, 2002 and 2001 and thereafter is unaudited)

      As of August 31, 2002 and August 31, 2001, zero and 10,710,540 anti-dilutive shares have been excluded from the dilutive effect of common stock equivalent shares.

3. Investments

      As of August 31, 2002, available-for-sale securities consist of the following (in thousands):

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value

Corporate commercial paper — short-term	$119,235	$723	$119,958
Corporate commercial paper — long-term	106,955	1,593	108,548

Total investments	$226,190	$2,316	$228,506

      At August 31, 2002, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$119,958
After one year through three years	108,548

$228,506

      As of May 31, 2002, available-for-sale securities consist of the following (in thousands):

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value

Corporate commercial paper — short-term	$130,002	$670	$130,672
Corporate commercial paper — long-term	90,391	1,042	91,433

Total investments	$220,393	$1,712	$222,105

4. Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended
	August 31,

	2002	2001

Net income (loss)	$1,381	$(2,467)
Foreign currency translations gain	721	—
Unrealized gains on available-for-sale investments, net	616	710

Comprehensive income (loss)	$2,718	$(1,757)

5. Business Segment

      The Company has sales and marketing operations located outside the United States in the Netherlands, the United Kingdom, France, Germany, South Africa, Mexico, Australia, a joint investment partnership in Brazil and a development and technical support operation in Canada. Foreign branch and subsidiary revenues

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Information as of August 31, 2002 and for the three months ended
August 31, 2002 and 2001 and thereafter is unaudited)

consist primarily of maintenance and consulting services and are being allocated based on foreign branch and subsidiary location.

	Three Months Ended
	August 31,

	2002	2001

Revenues:
USA	$18,371	$17,181
Europe	3,144	2,733
ROW	495	191

Consolidated	$22,010	$20,105

Long-lived assets:
USA	$20,716	$6,115
Europe	836	968
ROW	1,145	1,569

Consolidated	$22,697	$8,652

      Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Long-lived assets of geographic areas are those assets used in the Company’s operations in each area.

      No single customer accounted for more than 10% of the Company’s total revenues for the three months ended August 31, 2002 and 2001. Revenues derived from sales to the United States government and its agencies were 9.1% and 6.4% of the Company’s total revenues for the three months ended August 31, 2002 and 2001, respectively.

6. Contingencies

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

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Information as of August 31, 2002 and for the three months ended
August 31, 2002 and 2001 and thereafter is unaudited)

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

      Verity answered BroadVision’s counterclaim on July 23, 2001 and denied the material allegations of the counterclaim and asserted various affirmative defenses to BroadVision’s claims. On August 8, 2002, Verity filed a first amended complaint against BroadVision which, among other things, added a claim for contributory copyright infringement against BroadVision based on allegations that BroadVision knowingly facilitated the use by end users of unlicensed functionality of VDK. BroadVision answered Verity’s amended complaint on August 29, 2002 and denied the material allegations of the Complaint and asserted affirmative defenses to Verity’s claims. BroadVision reasserted its counterclaim described above. Verity answered the counterclaim on September 23, 2002 and denied the material allegations of the counterclaim and asserted various affirmative defenses to BroadVision’s claims.

      The action is currently in the discovery phase. The trial date has been set for July 14, 2003.

      The Company intends to defend all of these actions vigorously. However, there can be no assurance that any of the complaints discussed above will be resolved without costly litigation, or in a manner that is not materially adverse to Verity’s financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss, if any, associated with the resolution of these contingencies and accordingly, the Company has not recorded a liability.

7. Stock Repurchase Program

      On June 20, 2002, Verity announced an extension of the stock repurchase program it initiated on September 12, 2001. The program calls for the repurchase of outstanding shares of Verity’s common stock up to an aggregate value of $50.0 million. Through August 31, 2002, Verity repurchased and retired 2,132,200 shares of its common stock through open market transactions, valued at approximately $26.5 million. The program will terminate at the end of the current fiscal year ending May 31, 2003 unless extended or shortened by the Board of Directors.

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

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard eliminates the amortization of goodwill and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for Verity’s fiscal year beginning on June 1, 2002. The adoption of SFAS No. 142 had no impact on the Company’s financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS No. 121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Information as of August 31, 2002 and for the three months ended
August 31, 2002 and 2001 and thereafter is unaudited)

used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Division of a Business.” Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a significant impact on the Company’s financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Verity does not expect an impact on its financial position and results of operations from the adoption of SFAS 146.

9. Subsequent Event

      On September 18, 2002, the Company announced the elimination of about 50 positions within the Company, or about a 12 percent reduction. The move was made in order to reduce operating expenses and to position the Company to achieve its goal of continued profitability. The Company expects to record a charge related to severance and other payments of approximately $0.9 million in the quarter ending November 30, 2002. The employees affected by this staffing reduction were located in the United States and Canada.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and related notes, which appear in our Annual Report on Form 10-K for the fiscal year ended May 31, 2002. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading “— Risk Factors” below.

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

Results of Operations

      The following table sets forth the percentage of total revenues represented by certain items in our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months
	Ended
	August 31,

	2002	2001

	(unaudited)
Revenues:
Software products	55.9%	51.1%
Service and other	44.1	48.9

Total revenues	100.0	100.0

Costs of revenues:
Software products	1.7	2.7
Service and other	11.7	15.1

Total costs of revenues	13.4	17.8

Gross profit	86.6	82.2

Operating expenses:
Research and development	27.0	29.5
Marketing and sales	46.3	72.6
General and administrative	11.8	14.1

Total operating expenses	85.1	116.2

Income (loss) from operations	1.5	(34.0)
Other income, net	8.7	14.2

Income (loss) before provision for (benefit from) income taxes	10.2	(19.8)
Provision for (benefit from) income taxes	3.9	(7.5)

Net income (loss)	6.3%	(12.3)%

Revenues

Total revenues

	August 31,	August 31,
	2002	2001	Change

	(dollars in millions)
Three months ended	$22.0	$20.1	9.5%

      The increase in our total revenues for the three month period ended August 31, 2002, compared with the same period a year ago, was primarily due to an increase in license sales, particularly our K2 Enterprise application, partially offset by a modest decrease in service and other revenues.

      Revenues derived from foreign operations accounted for 16.5% and 14.5% of total revenues for the three month periods ended August 31, 2002 and 2001, respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. For the three month periods ended August 31, 2002 and 2001, export sales accounted for 19.4% and 21.6% of total revenues, respectively.

      No single customer accounted for more than 10% of our total revenues for the three month periods ended August 31, 2002 and 2001. Revenues derived from sales to the United States government and its agencies were 9.1% and 6.4% of our total revenues for the three month periods ended August 31, 2002 and 2001, respectively.

Software product revenues

	August 31,	August 31,
	2002	2001	Change

	(dollars in millions)
Three months ended	$12.3	$10.3	19.9%
Percentage of total revenues	55.9%	51.1%

      We saw an increase in demand for our software products in the three month period ended August 31, 2002, compared with the same period a year ago. This increase in software product revenues was principally due to increased revenue from sales of our K2 Enterprise application.

Service and other revenues

	August 31,	August 31,
	2002	2001	Change

	(dollars in millions)
Three months ended	$9.7	$9.8	(1.4)%
Percentage of total revenues	44.1%	48.9%

      Our service and other revenues consist primarily of fees for software maintenance, consulting and training. The slight decrease in service and other revenues for the three month period ended August 31, 2002, compared with the same period a year ago, was related to a decrease in maintenance revenue resulting from normal recognition of maintenance revenue derived from a lower level of license revenues in the same period of the prior year. We recognize revenues associated with maintenance fees ratably over the period of the maintenance contract, which is typically twelve months. Revenues associated with fees for consulting and training remained flat.

Costs of Revenues

Costs of software products

	August 31,	August 31,
	2002	2001	Change

	(dollars in millions)
Three months ended	$0.4	$0.5	(31.0)%
Percentage of software product revenues	3.0%	5.3%

      Costs of our software products consists primarily of product media, duplication, manuals, packaging materials, shipping expenses, and in certain instances, royalties for licensing of third-party software incorporated in our products. The decrease in costs of software products in absolute dollars and as a percentage of software product revenues for the three month period ended August 31, 2002, compared with the same period a year ago, was primarily attributable to decreased costs of third party software components and to decreased costs for manuals and other shipping expenses. In addition, during fiscal years 2002 and 2003, we did not capitalize any software development costs as these costs were not material.

Costs of service and other

	August 31,	August 31,
	2002	2001	Change

	(dollars in millions)
Three months ended	$2.6	$3.0	(15.6)%
Percentage of service and other revenues	26.5%	31.0%

      Costs of service and other revenues consist of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. The decrease in absolute dollars and as a percentage of costs of service and other revenues for the three month period ended August 31, 2002 was primarily due to reduced compensation and other employee related expenses associated with the reduction in staffing in our professional services organization during the quarter ended November 30, 2001.

Operating Expenses

Research and development

	August 31,	August 31,
	2002	2001	Change

	(dollars in millions)
Three months ended	$5.9	$5.9	0.1%
Percentage of total revenues	27.0%	29.5%

      Research and development expenses consist primarily of employee compensation and benefits, payments to outside contractors, depreciation on equipment used for development and corporate overhead allocations. We anticipate that research and development expenditures will continue to comprise a significant percentage of total revenues, because in our judgment, they are essential to maintaining our competitive position. We believe that research and development expenses will decrease in absolute dollars as a result of the workforce reduction discussed in note 9 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

      Research and development expenses in absolute dollars for the three month period ended August 31, 2002 were flat with the comparable prior period. Employee compensation and benefits expenses increased modestly during the three month period ended August 31, 2002 and were offset entirely by decreased payments to outside contractors. The decrease in research and development expenses as a percentage of total revenues for the three month period ended August 31, 2002 was due to the increase in total revenues for the period.

Marketing and sales

	August 31,	August 31,
	2002	2001	Change

	(dollars in millions)
Three months ended	$10.2	$14.6	(30.1)%
Percentage of total revenues	46.3%	72.6%

      Marketing and sales expenses consist primarily of employee compensation and benefits, tradeshows, outbound marketing and other lead generation activities, public relations, travel expenses associated with our sales staff and corporate overhead allocations. We anticipate that we will continue to make significant investments in marketing and sales with the goal of continuing to align marketing and sales expenses with anticipated revenues. We believe that marketing and sales expenses will decrease in absolute dollars as a result of the workforce reduction discussed in note 9 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

      The decrease in marketing and sales expenses in absolute dollars for the three months ended August 31, 2002, compared with the same period a year ago, was primarily due to a $3.7 million decrease in compensation and other employee related expenses associated with the reduction in staffing in our marketing and sales organization during the quarter ended November 30, 2001 and to a $0.3 million decrease in overall marketing program spending. The decrease in marketing and sales expenses as a percentage of total revenues for the three months ended August 31, 2002 was due to the decrease in absolute costs combined with the increase in total revenues for the period.

General and administrative

	August 31,	August 31,
	2002	2001	Change

	(dollars in millions)
Three months ended	$2.6	$2.8	(8.4)%
Percentage of total revenues	11.8%	14.1%

      General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and general management, provisions for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations. We believe that general and administrative expenses will remain relatively flat in absolute dollars for the foreseeable future.

      The decrease in general and administrative expenses in absolute dollars for the three month period ended August 31, 2002, compared with the same period a year ago, was primarily related to decreased expenses for outside professional services including various tax studies. The decrease as a percentage of total revenues for the three month period ended August 31, 2002 was primarily due to the decrease in absolute costs combined with the increase in total revenues.

Other income, net

	August 31,	August 31,
	2002	2001	Change

	(dollars in millions)
Three months ended	$1.9	$2.9	(33.7)%
Percentage of total revenues	8.7%	14.2%

      Other income consists primarily of interest income and realized gains from our investments in marketable securities.

      The decrease in other income in absolute dollars for the three month period ended August 31, 2002, compared with the same period a year ago, was primarily due to decreasing overall yields on our portfolio of marketable securities caused by the decreasing interest rate environment, partially offset by a slightly higher balance of marketable securities. The decrease in other income as a percentage of total revenues for the three month period ended August 31, 2002 was due to the decrease in absolute dollars combined with the increase in total revenues.

Income tax provision (benefit)

	August 31,	August 31,
	2002	2001	Change

	(dollars in millions)
Three months ended	$0.8	$(1.5)	nm
Percentage of total revenues	3.9%	(7.5)%

      Income tax provision (benefit) includes U.S. and foreign income taxes, as well as the provision for U.S. taxes on undistributed earnings of international subsidiaries. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

      We expect the tax savings for fiscal 2003 due to research and development tax credits to result in a marginally lower effective tax rate and accordingly applied an effective tax rate of 38.0% to the results of our quarter ended August 31, 2002. We will continue to reassess the impact of our research and development expenses on our effective tax rate in future periods.

Liquidity and Capital Resources

	August 31,	August 31,
	2002	2001

	(dollars in millions)
Three month periods ended
Net cash provided by operating activities	$3.3	$4.6
Net cash used in investing activities	$(6.5)	$(5.9)
Net cash provided (used) by financing activities	$(6.1)	$3.8

      As of August 31, 2002, we had $242.9 million in cash and cash equivalents and available-for-sale securities compared to $245.4 million at May 31, 2002. At August 31, 2002, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $134.3 million. As of August 31, 2002, we had no outstanding debt obligations.

      Cash provided by operating activities for the three month period ended August 31, 2002 was primarily due to a $4.0 million decrease in accounts receivable, net income of $1.4 million plus depreciation expense of $0.9 million, and a $0.8 million decrease in prepaid and other current assets, partially offset by a $2.8 million decrease in deferred revenue, a $1.0 million decrease is accrued compensation and other accrued liabilities and a $1.0 million decrease in accounts payable. Cash provided by operating activities for the three month period ended August 31, 2001 was primarily due to a $15.2 million decrease in accounts receivable, partially offset by a loss from operations of $2.5 million, a $5.2 million decrease in accrued compensation and a $3.0 million decrease in deferred revenue.

      Cash used in investing activities for the three month period ended August 31, 2002 and 2001 was the result of capital expenditures of $0.4 million and $2.0 million in the respective periods and net purchases of marketable securities. For the three month period ended August 31, 2002 and 2001, the capital expenditures consisted primarily of purchases for computer hardware and software.

      Cash used by financing activities for the three month period ended August 31, 2002 consisted of $6.6 million in repurchases of our common stock through our stock repurchase program, partially offset by $0.5 million in proceeds from the sale of common stock as a result of stock option exercises. Cash provided by financing activities for the three month period ended August 31, 2001 was from the sale of common stock as a result of stock option exercises.

      Our principal commitments as of August 31, 2002 consist of obligations under operating leases, totaling $11.0 million over the life of these leases.

      On June 20, 2002, we announced an extension of the stock repurchase program we initiated on September 12, 2001. The program calls for the repurchase of outstanding shares of our common stock up to an aggregate value of $50.0 million. Through August 31, 2002, we repurchased and retired 2,132,200 shares of our common stock through open market transactions, valued at approximately $26.5 million. The program will terminate at the end of the current fiscal year ending May 31, 2003 unless extended or shortened by the Board of Directors.

      We believe that our current cash and cash equivalents, interest income and cash generated from operations, if any, will provide adequate liquidity to meet our working capital and operating resource expenditure requirements through at least fiscal 2004. If the global economy weakens further, our cash, cash equivalents and investments balances may decline. As a result, or if our spending plans materially change, we may find it necessary to seek to obtain additional sources of financing to support our capital needs, but we cannot assure you that a financing will be available on commercially reasonable terms, or at all.

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

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard eliminates the amortization of goodwill and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for our fiscal year beginning on June 1, 2002. The adoption of SFAS No. 142 did not have a significant impact on our financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes “Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS No. 121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Division of a Business.” Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 did not have a significant impact on our financial position or results of operations.

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

RISK FACTORS

      The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition would suffer. In that event, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in our common stock. The discussion below and elsewhere in this report also includes forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements as a result of the risks discussed below.

Risks Related to Our Business

We have sustained quarterly and annual losses in the past and may not be able to maintain profitability

      We have incurred net losses in the past and, although we reported net income in fiscal year 2002 and the first quarter of fiscal year 2003, we may not be able to maintain profitability. In the future, our revenues may decline, remain flat, or grow at a rate slower than was experienced in the quarter ended August 31, 2002, especially in light of the current economic environment. To achieve revenue growth and maintain fiscal year profitability, we must:

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

We face intense competition from companies with significantly greater financial, technical, and marketing resources, which could adversely affect our ability to maintain or increase sales of our products

      The business portal software market is intensely competitive and we cannot assure you that we will maintain our current position of market share. A number of companies offer competitive products addressing this market. We compete with Alta Vista, Autonomy, Convera, Epicentric, FAST, Google, Hummingbird/ PC Docs/ Fulcrum, Inktomi, Infoseek, Lotus, Mercado, Microsoft, Thunderstone and Viador, among others. We also compete indirectly with database vendors, such as Oracle, that offer information search and retrieval capabilities with their core database products and web platform companies, such as Netscape.

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

      Service and other revenues derived from foreign operations accounted for 16.5%, 13.9%, 6.3% and 6.7% of total revenues for the three month period ended August 31, 2002, and fiscal years 2002, 2001, and 2000, respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. For the three months ended August 31, 2002 and fiscal years 2002, 2001 and 2000, export sales accounted for 19.4%, 21.8%, 26.0% and 19.0% of total revenues, respectively. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below.

A portion of our revenues is derived from sales to the federal government, which are subject to budget cuts and, consequently, the potential loss of revenues upon which we have historically relied

      Revenues derived from sales to the federal and state governments and their agencies were 9.1%, 6.1%, 7.4% and 7.8% of total revenues for the three months ended August 31, 2002 and fiscal years 2002, 2001 and 2000, respectively. Future reductions in government spending on information technologies could harm our operating results. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of August 31, 2002, approximately 55% of our portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

      The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of August 31, 2002:

	FY2003	FY2004	FY2005	FY2006	Total	Fair Value

	(in thousands)
Cash equivalents	$14,384	—	—	—	$14,384	$14,384
Average interest rate	1.1%	—	—	—
Short-term investments	$113,896	$6,062	—	—	$119,958	$119,958
Average interest rate	3.4%	4.0%	—	—
Long-term investments	—	$67,151	$25,808	$15,589	$108,548	$108,548
Average interest rates	—	4.3%	4.2%	3.6%

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

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days before the filing date of this quarterly report, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

      Verity answered BroadVision’s counterclaim on July 23, 2001 and denied the material allegations of the counterclaim and asserted various affirmative defenses to BroadVision’s claims. On August 8, 2002, Verity filed a first amended complaint against BroadVision which, among other things, added a claim for contributory copyright infringement against BroadVision based on allegations that BroadVision knowingly facilitated the use by end users of unlicensed functionality of VDK. BroadVision answered Verity’s amended complaint on August 29, 2002 and denied the material allegations of the Complaint and asserted affirmative defenses to Verity’s claims. BroadVision reasserted its counterclaim described above. Verity answered the counterclaim on September 23, 2002 and denied the material allegations of the counterclaim and asserted various affirmative defenses to BroadVision’s claims.

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

Todd K. Yamami
Vice President & Chief Financial Officer
(Principal Financial Officer)

Dated: October 15, 2002

CERTIFICATION

I, Gary J. Sbona, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Verity, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ GARY J. SBONA

Gary J. Sbona
Chief Executive Officer

CERTIFICATION

I, Todd K. Yamami, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Verity, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ TODD K. YAMAMI

Todd K. Yamami
Vice President & Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1	Restated Certificate of Incorporation of the Company.(1)
3.2	By-Laws.(1)
4.1	Amended and Restated Rights Agreement dated August 1, 1995, as amended.(2)
4.2	Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996.(3)
4.3	First Amendment to Rights Agreement dated as of July 23, 1999 among Verity, Inc. and BankBoston, N.A.(4)
10.40	Amendment to Employment Agreement between Anthony J. Bettencourt and the Company dated September 1, 2001.
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 2000.

(2)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.

(3)	Incorporated by reference from Exhibit No. 1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996.

(4)	Incorporated by reference to Exhibit 99.2 from the Company’s Report on Form 8-K filed on July 29, 1999.