Form 10-Q
period 2002-11-30
VERITY INC \DE\
filed 2003-01-10
CIK 949956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2002
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

Yes ☑          No ☐

      Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑          No ☐

      The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 34,804,337 as of December 31, 2002.

VERITY, INC.

FORM 10-Q

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	2
	Condensed Consolidated Balance Sheets — As of November 30, 2002 and May 31, 2002.	2
	Condensed Consolidated Statements of Operations — For the Three Months Ended November 30, 2002 and November 30, 2001, and the Six Months Ended November 30, 2002 and November 30, 2001.	3
	Condensed Consolidated Statements of Cash Flows — For the Six Months Ended November 30, 2002 and November 30, 2001	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 2.	Changes in Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits and Reports on Form 8-K	32
Signature		33
Certifications		34

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

VERITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2002	2002

	(unaudited)

	(In thousands, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$19,443	$23,251
Short-term investments	89,981	130,672
Trade accounts receivable, net	18,193	20,961
Deferred tax assets	1,186	3,114
Prepaid and other	6,038	5,497

Total current assets	134,841	183,495
Property and equipment, net	5,497	6,625
Long-term investments	128,036	91,433
Deferred tax assets	16,597	16,597

Total assets	$284,971	$298,150

LIABILITIES
Current liabilities:
Accounts payable	$5,036	$5,749
Accrued compensation	8,660	10,376
Other accrued liabilities	2,684	2,779
Deferred revenue	12,727	14,981

Total current liabilities	29,107	33,885

Contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value:
Authorized: 200,000 shares Issued and outstanding: 34,564 shares as of November 30, 2002; and 35,775 shares as of May 31, 2002.	35	36
Additional paid-in capital	236,594	250,133
Retained earnings	15,877	12,133
Other comprehensive income	3,358	1,963

Total stockholders’ equity	255,864	264,265

Total liabilities and stockholders’ equity	$284,971	$298,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)

	(In thousands, except per share data)
Revenues:
Software products	$12,949	$13,274	$25,255	$23,541
Service and other	9,942	9,286	19,646	19,124

Total revenues	22,891	22,560	44,901	42,665

Costs of revenues:
Software products	278	644	652	1,186
Service and other	2,876	2,757	5,446	5,803

Total costs of revenues	3,154	3,401	6,098	6,989

Gross profit	19,737	19,159	38,803	35,676

Operating expenses:
Research and development	5,165	5,955	11,108	11,891
Marketing and sales	9,300	13,396	19,504	27,994
General and administrative	2,371	2,909	4,966	5,741
Restructuring charge	993	1,563	993	1,563
Charitable contribution	—	1,000	—	1,000

Total operating expenses	17,829	24,823	36,571	48,189

Income (loss) from operations	1,908	(5,664)	2,232	(12,513)
Other income, net	1,904	2,629	3,808	5,499

Income (loss) before provision for (benefit from) income taxes	3,812	(3,035)	6,040	(7,014)
Provision for (benefit from) income taxes	1,449	(1,153)	2,296	(2,665)

Net income (loss)	$2,363	$(1,882)	$3,744	$(4,349)

Net income (loss) per share — basic	$0.07	$(0.05)	$0.11	$(0.12)

Net income (loss) per share — diluted	$0.07	$(0.05)	$0.10	$(0.12)

Number of shares — basic	34,699	35,161	35,123	35,261

Number of shares — diluted	35,766	35,161	36,206	35,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	November 30,

	2002	2001

	(unaudited)

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,744	$(4,349)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,726	2,265
Provision for doubtful accounts	463	59
Deferred income taxes	1,928	(2,665)
Amortization of premium (discount) on securities, net	771	(911)
Changes in operating assets and liabilities:
Trade accounts receivable	2,883	11,242
Prepaid and other current assets	(490)	(266)
Accounts payable	(769)	(466)
Accrued compensation and other accrued liabilities	(1,942)	(3,234)
Deferred revenue	(2,309)	(3,355)

Net cash provided by (used in) operating activities	6,005	(1,680)

Cash flows from investing activities:
Acquisition of equipment and leasehold improvements	(598)	(2,328)
Purchases of marketable securities	(244,761)	(278,209)
Maturity of marketable securities	96,771	174,382
Proceeds from sale of marketable securities	151,813	111,203

Net cash provided by investing activities	3,225	5,048

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	3,020	6,736
Repurchases of common stock	(16,558)	(9,994)

Net cash used in financing activities	(13,538)	(3,258)

Effect of exchange rate changes on cash	500	(135)

Net decrease in cash and cash equivalents	(3,808)	(25)
Cash and cash equivalents, beginning of period	23,251	12,210

Cash and cash equivalents, end of period	$19,443	$12,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of November 30, 2002 and for the three and six months ended
November 30, 2002 and 2001 and thereafter is unaudited)

1.	Interim Financial Data (Unaudited)

      The unaudited condensed consolidated financial statements for Verity, Inc. (the “Company” or “Verity”) as of November 30, 2002 and for the three and six months ended November 30, 2002 and 2001 have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements contained in the Company’s Annual Report on Form 10-K for the year ended May 31, 2002.

      The Company’s balance sheet as of May 31, 2002 was derived from the Company’s audited financial statements, but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

2.	Computation of Net Income (Loss) and Net Income (Loss) Per Share

      Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of “in-the-money” stock options. “In-the-money” options are those where the exercise price is lower than the average market price being used to determine the value. Verity’s average market price for the quarter ended November 30, 2002 was $10.3193. All common equivalent shares have been excluded from the computation of diluted net loss per share for the three and six months ended November 30, 2001 because the effect would be anti-dilutive.

      Basic and diluted net income (loss) per share are calculated as follows for the three and six months ended November 30, 2002 and 2001 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2002	2001	2002	2001

Basic:
Weighted-average shares	34,699	35,161	35,123	35,261

Net income (loss)	$2,363	$(1,882)	$3,744	$(4,349)

Net income (loss) per share	$0.07	$(0.05)	$0.11	$(0.12)

Diluted:
Weighted-average shares	34,699	35,161	35,123	35,261
Common equivalent shares from stock options	1,067	—	1,083	—

Shares used in per share calculation	35,766	35,161	36,206	35,261

Net income (loss)	$2,363	$(1,882)	$3,744	$(4,349)

Net income (loss) per share	$0.07	$(0.05)	$0.10	$(0.12)

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of November 30, 2002 and 2001, zero and 13,664,707 anti-dilutive shares have been excluded from the dilutive effect of common stock equivalent shares.

3.	Investments

      As of November 30, 2002, available-for-sale securities consist of the following (in thousands):

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value

Corporate commercial paper — short-term	$89,331	$650	$89,981
Corporate commercial paper — long-term	126,545	1,491	128,036

Total investments	$215,876	$2,141	$218,017

      At November 30, 2002, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$89,981
After one year through three years	128,036

$218,017

      As of May 31, 2002, available-for-sale securities consist of the following (in thousands):

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value

Corporate commercial paper — short-term	$130,002	$670	$130,672
Corporate commercial paper — long-term	90,391	1,042	91,433

Total investments	$220,393	$1,712	$222,105

4.	Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following are the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2002	2001	2002	2001

Net income (loss)	$2,363	$(1,882)	$3,744	$(4,349)
Foreign currency translations gain (loss)	166	(131)	887	(131)
Unrealized gain (loss) on available-for-sale investments, net	(108)	967	508	1,677

Comprehensive income (loss)	$2,421	$(1,046)	$5,139	$(2,803)

5.	Business Segment

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

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2002	2001	2002	2001

Revenues:
USA	$19,197	$19,562	$37,568	$36,743
Europe	3,080	2,684	6,224	5,417
ROW	614	314	1,109	505

Consolidated	$22,891	$22,560	$44,901	$42,665

	November 30,	May 31,
	2002	2002

Long-lived assets:
USA	$20,347	$21,106
Europe	762	838
ROW	985	1,278

Consolidated	$22,094	$23,222

      Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Long-lived assets of geographic areas are those assets used in the Company’s operations in each area.

      No single customer accounted for more than 10% of the Company’s total revenues for the three and six month periods ended November 30, 2002 and 2001. Revenues derived from sales to the United States government and its agencies were 11.1% and 6.3% of the Company’s total revenues for the three month periods ended November 30, 2002 and 2001, respectively, and 10.1% and 6.3% of the Company’s total revenues for the six month periods ended November 30, 2002 and 2001, respectively.

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

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Verity answered BroadVision’s counterclaim on July 23, 2001 and denied the material allegations of the counterclaim and asserted various affirmative defenses to BroadVision’s claims. On August 8, 2002, Verity filed a first amended complaint against BroadVision which, among other things, added a claim for contributory copyright infringement against BroadVision based on allegations that BroadVision knowingly facilitated the use by end users of unlicensed functionality of VDK. BroadVision answered Verity’s amended complaint on August 29, 2002 and denied the material allegations of the amended complaint and asserted affirmative defenses to Verity’s claims. BroadVision also reasserted its counterclaim described above. Verity answered the counterclaim on September 23, 2002 and denied the material allegations of the counterclaim and asserted various affirmative defenses to BroadVision’s claims.

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

      On June 20, 2002, Verity announced an extension of the stock repurchase program it initiated on September 12, 2001. The program calls for the repurchase of outstanding shares of Verity’s common stock up to an aggregate value of $50.0 million. Through November 30, 2002, Verity repurchased and retired 3,156,300 shares of its common stock through open market transactions, valued at approximately $36.5 million. Verity repurchased and retired 1,654,100 and 920,300 shares, valued at approximately $16.6 million and $10.0 million in the six month periods ended November 30, 2002 and 2001, respectively. The program will terminate at the end of the current fiscal year ending May 31, 2003 unless extended or shortened by the Board of Directors.

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

      In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS No. 121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired assets and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Division of a Business.” Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company’s fiscal year beginning June 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company’s financial position or results of operations.

      In November 2001, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 addresses whether consideration from a vendor to a reseller of the vendor’s products is an adjustment to the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s results of operations, or a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be an expense when recognized in the vendor’s results of operations. EITF No. 01-09 is effective for the Company beginning November 1, 2001. The Company’s adoption of EITF No. 01-09 did not have a significant impact on the Company’s financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance of the EITF in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect an impact on its financial position and results of operations from the adoption of SFAS No. 146.

9.     Restructuring Costs

      During each of the periods ended November 30, 2002 and November 30, 2001, the Company executed restructuring efforts designed to reduce costs and to better align its expense levels with current revenue levels and ensure conservative spending during the current period of economic uncertainty, as described below.

	November 30,	November 30,
	2002	2001

	(in millions)
Restructuring charges: (six month periods ended)
Severance costs	$0.7	$1.2
Legal and other outside services costs	0.1	0.3
Other charges	0.2	0.1

Total restructuring charges	$1.0	$1.6

      With respect to the restructuring executed during the quarter ended November 30, 2002, the Company implemented this worldwide restructuring of its corporate structure to focus on reducing expenses and improving efficiency due to continued macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, the Company recorded in the quarter ended November 30, 2002, a $1.0 million restructuring charge, of which approximately $0.7 million was related to severance costs associated with the reduction in the worldwide workforce by approximately 50 employees, approximately

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.1 million to legal and other outside services in connection with the restructuring, and approximately $0.2 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada and the Netherlands and was concentrated in research and development and, to a lesser extent, sales and marketing.

	Workforce	Legal and Other
	Reduction	Outside Services	Other	Total

	(in millions)
Quarter Ended November 30, 2002
Restructuring provision	$0.7	$0.1	$0.2	$1.0
Cash payments	(0.6)	(0.1)	0.0	(0.7)

Balance at November 30, 2002	$0.1	$0.0	$0.2	$0.3

      Of the total $1.0 million restructuring charge, approximately $0.3 million remains unpaid at November 30, 2002. Of the $0.3 million, approximately $0.1 million relates to severance costs to be paid in future quarters, approximately $0.2 million to other costs associated with the restructuring, and the balance to legal and other outside services. The unpaid amount will be paid out over the next quarter.

      With respect to the restructuring executed during the quarter ended November 30, 2001, the Company implemented this worldwide restructuring and recorded a $1.6 million restructuring charge, of which approximately $1.2 million was related to severance costs associated with the reduction in the worldwide workforce by 65 employees, approximately $0.3 million to legal and other outside services in connection with the restructuring and approximately $0.1 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada, the U.K., Germany, France, the Netherlands, Sweden and South Africa.

10.     Subsequent Event

      On December 17, 2002, the Company completed the purchase of certain assets and obligations of Inktomi Corporation’s (“Inktomi’s”) enterprise search software business. Under the terms of the deal, the Company acquired from Inktomi, a provider of Web search and enterprise information retrieval solutions, the assets relating to Inktomi’s enterprise search software business, which includes basic search, categorization and content refinement capabilities, as well as its XML technology assets. The Company paid a purchase price of $25 million in cash, and assumed Inktomi’s obligations under certain existing enterprise search business contracts, including customer support obligations. In addition, the Company employed selected development, sales and marketing, and support personnel from Inktomi’s enterprise search business unit.

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

Results of Operations

      The following table sets forth the percentage of total revenues represented by certain items in our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	November 30,		November 30,

	2002	2001	2002	2001

	(unaudited)		(unaudited)
Revenues:
Software products	56.6%	58.8%	56.2%	55.2%
Service and other	43.4	41.2	43.8	44.8

Total revenues	100.0	100.0	100.0	100.0

Costs of revenues:
Software products	1.2	2.9	1.5	2.8
Service and other	12.6	12.2	12.1	13.6

Total costs of revenues	13.8	15.1	13.6	16.4

Gross profit	86.2	84.9	86.4	83.6

Operating expenses:
Research and development	22.6	26.4	24.7	27.9
Marketing and sales	40.6	59.4	43.4	65.6
General and administrative	10.4	12.9	11.1	13.5
Restructuring charge	4.3	6.9	2.2	3.7
Charitable contribution	0.0	4.4	0.0	2.3

Total operating expenses	77.9	110.0	81.4	113.0

Income (loss) from operations	8.3	(25.1)	5.0	(29.4)
Other income, net	8.4	11.7	8.5	12.9

Income (loss) before provision for (benefit from) income taxes	16.7	(13.4)	13.5	(16.5)
Provision for (benefit from) income taxes	6.3	(5.1)	5.1	(6.3)

Net income (loss)	10.4%	(8.3)%	8.4%	(10.2)%

Revenues

	November 30,	November 30,
	2002	2001	Change

	(dollars in millions)
Total revenues
Three months ended	$22.9	$22.6	1.5%
Six months ended	$44.9	$42.7	5.2%

      The increase in our total revenues for the three month period ended November 30, 2002, compared with the same period a year ago, was primarily due to an increase in service and other revenues, partially offset by a decrease in software product sales. The increase in our total revenues for the six month period ended November 30, 2002 was primarily due to an increase in software product sales, particularly our K2 Enterprise application, and to a lesser extent to an increase in service and other revenues.

      Revenues derived from foreign operations accounted for 16.1% and 13.3% of total revenues for the three month periods ended November 30, 2002 and 2001, respectively, and 16.3% and 13.9% of total revenues for the six month periods ended November 30, 2002 and 2001, respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. For the three month periods ended November 30, 2002 and 2001, export sales accounted for 21.9% and 18.2% of total revenues, respectively. For the six month periods ended November 30, 2002 and 2001, export sales accounted for 20.7% and 19.8% of total revenues, respectively.

      No single customer accounted for more than 10% of our total revenues for the three and six month periods ended November 30, 2002 and 2001. Revenues derived from sales to the United States government and its agencies were 11.1% and 6.3% of our total revenues for the three month periods ended November 30, 2002 and 2001, respectively, and 10.1% and 6.3% of our total revenues for the six month periods ended November 30, 2002 and 2001, respectively.

	November 30,	November 30,
	2002	2001	Change

	(dollars in millions)
Software product revenues
Three months ended	$12.9	$13.3	(2.5)%
Percentage of total revenues	56.6%	58.8%
Six months ended	$25.3	$23.5	7.3%
Percentage of total revenues	56.2%	55.2%

      We experienced a modest decrease in software product sales in the three month period ended November 30, 2002, compared with the same period a year ago. The increase in software product revenues for the six month period ended November 30, 2002 was principally due to increased sales of our K2 Enterprise application. In addition, software product sales in the quarter ended August 31, 2001 were unusually low, contributing to the increase in software product revenues for the six month period, despite the decrease in software product revenues for the second quarter ended November 30, 2002.

	November 30,	November 30,
	2002	2001	Change

	(dollars in millions)
Service and other revenues
Three months ended	$9.9	$9.3	7.1%
Percentage of total revenues	43.4%	41.2%
Six months ended	$19.6	$19.1	2.7%
Percentage of total revenues	43.8%	44.8%

      Our service and other revenues consist primarily of fees for software maintenance, consulting and training. The increases in service and other revenues for the three and six month periods ended November 30, 2002, compared with the same periods a year ago, were primarily due to increased sales of consulting services.

Costs of Revenues

	November 30,	November 30,
	2002	2001	Change

	(dollars in millions)
Costs of software products
Three months ended	$0.3	$0.6	(56.8)%
Percentage of software product revenues	2.2%	4.9%
Six months ended	$0.7	$1.2	(45.0)%
Percentage of software product revenues	2.6%	5.0%

      Costs of our software products consists primarily of product media, duplication, manuals, packaging materials, shipping expenses, and in certain instances, royalties for licensing of third-party software incorporated in our products. The decreases in costs of software products in absolute dollars and as a percentage of software product revenues for the three and six month periods ended November 30, 2002, compared with the same periods a year ago, were primarily attributable to decreased costs of third-party software components and to decreased costs for manuals and other shipping expenses.

      In addition, during fiscal years 2002 and 2003, we did not capitalize any software development costs as these costs were not material.

	November 30,	November 30,
	2002	2001	Change

	(dollars in millions)
Costs of service and other
Three months ended	$2.9	$2.8	4.3%
Percentage of service and other revenues	28.9%	29.7%
Six months ended	$5.4	$5.8	(6.2)%
Percentage of service and other revenues	27.7%	30.3%

      Costs of service and other revenues consist of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. The slight increase in absolute dollars of costs of service and other revenues for the three month period ended November 30, 2002, compared with the same period a year ago, was due to increased personnel costs due to higher headcount. The decrease as a percentage of costs of service and other revenues was related to an increase in service and other revenues.

      The decrease in absolute dollars and as a percentage of costs of service and other revenues for the six month period ended November 30, 2002, compared with the same period a year ago, was primarily due to reduced compensation and other employee related expenses resulting from lower average headcount. This results from the reduction in staffing in our professional services organization during the quarter ended November 30, 2001.

Operating Expenses

	November 30,	November 30,
	2002	2001	Change

	(dollars in millions)
Research and development
Three months ended	$5.2	$6.0	(13.3)%
Percentage of total revenues	22.6%	26.4%
Six months ended	$11.1	$11.9	(6.6)%
Percentage of total revenues	24.7%	27.9%

      Research and development expenses consist primarily of employee compensation and benefits, payments to outside contractors, depreciation on equipment used for development and corporate overhead allocations. We anticipate that research and development expenditures will continue to comprise a significant percentage of total revenues, because in our judgment, they are essential to maintaining our competitive position. We believe that research and development expenses will increase in absolute dollars, in our quarter ending February 28, 2003, primarily as a result of our acquisition of certain assets and obligations of Inktomi’s enterprise search software business. See Item 5. “Other Information” in PART II. OTHER INFORMATION.

      The decreases in research and development expenses in absolute dollars and as a percentage of total revenues for the three and six month periods ended November 30, 2002, compared with the same periods a year ago, were primarily due to a decrease in compensation and other employee related expenses associated with the reduction in staffing in our research and development organization during the quarter ended November 30, 2002.

	November 30,	November 30,
	2002	2001	Change

	(dollars in millions)
Marketing and sales
Three months ended	$9.3	$13.4	(30.6)%
Percentage of total revenues	40.6%	59.4%
Six months ended	$19.5	$28.0	(30.3)%
Percentage of total revenues	43.4%	65.6%

      Marketing and sales expenses consist primarily of employee compensation and benefits, tradeshows, outbound marketing and other lead generation activities, public relations, travel expenses associated with our sales staff and corporate overhead allocations. We anticipate that we will continue to make significant investments in marketing and sales with the goal of continuing to align marketing and sales expenses with anticipated revenues. We believe that marketing and sales expenses will increase in absolute dollars, in our quarter ending February 28, 2003, primarily as a result of our acquisition of certain assets and obligations of Inktomi’s enterprise search software business. See Item 5. “Other Information” in PART II. OTHER INFORMATION.

      The decrease in marketing and sales expenses in absolute dollars for the three month period ended November 30, 2002, compared with the same period a year ago, was primarily due to a $3.7 million decrease in compensation and other employee related expenses associated with the reduction in staffing in our marketing and sales organization during the quarters ended November 30, 2002 and November 30, 2001, and to a $0.3 million decrease in overall marketing program spending. The decrease in marketing and sales expenses as a percentage of total revenues for the three month period ended November 30, 2002 was due to the decrease in absolute costs combined with the increase in total revenues for the period.

      The decrease in marketing and sales expenses in absolute dollars for the six month period ended November 30, 2002, compared with the same period a year ago, was primarily due to a $7.3 million decrease in compensation and other employee related expenses associated with the reduction in staffing in our marketing and sales organization during the quarters ended November 30, 2002 and November 30, 2001, and to a $0.5 million decrease in overall marketing program spending. The decrease in marketing and sales expenses as a percentage of total revenues for the three month period ended November 30, 2002 was due to the decrease in absolute costs combined with the increase in total revenues for the period.

	November 30,	November 30,
	2002	2001	Change

	(dollars in millions)
General and administrative
Three months ended	$2.4	$2.9	(18.5)%
Percentage of total revenues	10.4%	12.9%
Six months ended	$5.0	$5.7	(13.5)%
Percentage of total revenues	11.1%	13.5%

      General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and general management, provisions for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations. General and administrative costs were unusually low in the quarter ended November 30, 2002, primarily as a result of decreased expenses for outside professional services, and we believe they will increase in absolute dollars during the next quarter.

      The decrease in general and administrative expenses in absolute dollars for the three month period ended November 30, 2002, compared with the same period a year ago, was primarily due to a $0.4 million decrease in expenses for outside professional services including legal fees, and audit and tax fees. The decrease as a percentage of total revenues for the three month period ended November 30, 2002 was due to the decrease in absolute costs combined with the increase in total revenues.

      The decrease in general and administrative expenses in absolute dollars for the six month period ended November 30, 2002, compared with the same period a year ago, was primarily due to a $0.7 million decrease in expenses for outside professional services including legal fees, and audit and tax fees, and to a $0.1 million decrease in bad debt expense. The decrease as a percentage of total revenues for the six month period ended November 30, 2002 was due to the decrease in absolute costs combined with the increase in total revenues.

	November 30,	November 30,
	2002	2001	Change

	(Dollars in millions)
Restructuring charge
Three months ended	$1.0	$1.6	(36.5)%
Percentage of total revenues	4.3%	6.9%
Six months ended	$1.0	$1.6	(36.5)%
Percentage of total revenues	2.2%	3.7%

      During each of the periods ended November 30, 2002 and November 30, 2001, we executed two restructuring efforts designed to reduce costs and to better align our expense levels with current revenue levels and ensure conservative spending during the current period of economic uncertainty.

	November 30,	November 30,
	2002	2001

	(In millions)
Restructuring charges: (six month periods ended)
Severance costs	$0.7	$1.2
Legal and other outside services costs	0.1	0.3
Other charges	0.2	0.1

Total restructuring charges	$1.0	$1.6

      During the quarter ended November 30, 2002, we implemented a worldwide restructuring of our corporate structure to focus on reducing expenses and improving efficiency due to continued macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, we recorded in the quarter ended November 30, 2002, a $1.0 million restructuring charge, of which approximately $0.7 million was related to severance costs associated with the reduction in the worldwide workforce by approximately 50 employees, approximately $0.1 million to legal and other outside services in connection with the restructuring, and approximately $0.2 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada and the Netherlands and was concentrated in research and development and, to a lesser extent, sales and marketing.

		Legal and
	Workforce	Other Outside
	Reduction	Services	Other	Total

	(Millions)
Quarter Ended November 30, 2002
Restructuring provision	$0.7	$0.1	$0.2	$1.0
Cash payments	(0.6)	(0.1)	0.0	(0.7)

Balance at November 30, 2002	$0.1	$0.0	$0.2	$0.3

      Of the total $1.0 million restructuring charge, approximately $0.3 million remains unpaid at November 30, 2002. Of the $0.3 million, approximately $0.1 million relates to severance costs to be paid in future quarters, approximately $0.2 million to other costs associated with the restructuring, and the balance to legal and other outside services. The unpaid amount will be paid out over the next quarter.

      During the quarter ended November 30, 2001, we implemented a worldwide restructuring and recorded a $1.6 million restructuring charge, of which approximately $1.2 million was related to severance costs associated with the reduction in the worldwide workforce by 65 employees, approximately $0.3 million to legal and other outside services in connection with the restructuring and approximately $0.1 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada, the U.K., Germany, France, the Netherlands, Sweden and South Africa.

	November 30,	November 30,
	2002	2001	Change

	(Dollars in millions)
Charitable contributions
Three months ended	$0.0	$1.0	(100.0)%
Percentage of total revenues	0.0%	4.4%
Six months ended	$0.0	$1.0	(100.0)%
Percentage of total revenues	0.0%	2.3%

      On September 14, 2001, we made a $1 million donation to help the victims of the September 11th terrorist attacks in New York, Pennsylvania and Washington D.C. Our donation kicked off the United Way Silicon Valley 9/11 Response Fund. The donation provided immediate support to established emergency assistance agencies, such as the American Red Cross and Salvation Army, both of whom are founding members of the United Way, locally and nationally.

	November 30,	November 30,
	2002	2001	Change

	(Dollars in millions)
Other income, net
Three months ended	$1.9	$2.6	(27.6)%
Percentage of total revenues	8.4%	11.7%
Six months ended	$3.8	$5.5	(30.8)%
Percentage of total revenues	8.5%	12.9%

      Other income consists primarily of interest income and realized gains from our investments in marketable securities.

      The decreases in other income in absolute dollars for the three and six month periods ended November 30, 2002, compared with the same period a year ago, were primarily due to decreasing overall yields on our portfolio of marketable securities caused by the decreasing interest rate environment, partially offset by slightly higher average balances of marketable securities. The decrease in other income as a percentage of total revenues for the three and six month periods ended November 30, 2002 were due to the decreases in absolute dollars combined with the increases in total revenues.

	November 30,	November 30,
	2002	2001	Change

	(Dollars in millions)
Income tax provision (benefit)
Three months ended	$1.4	$(1.2)	nm
Percentage of total revenues	6.3%	(5.1)%
Six months ended	$2.3	$(2.7)	nm
Percentage of total revenues	5.1%	(6.3)%

      Income tax provision (benefit) includes U.S. and foreign income taxes, as well as the provision for U.S. taxes on undistributed earnings of international subsidiaries. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

      We expect the tax savings for fiscal 2003 due to research and development tax credits to result in a marginally lower effective tax rate and accordingly applied an effective tax rate of 38.0% to the results of our quarter ended November 30, 2002. For the same reasons, we also applied an effective tax rate of 38.0% to the results of the six month period ended November 30, 2002 and the three and six month periods ended November 30, 2001. We will continue to reassess the impact of our research and development expenses on our effective tax rate in future periods.

Liquidity and Capital Resources

	November 30,	November 30,
	2002	2001

	(In millions)
Six month periods ended
Net cash provided by (used in) operating activities	$6.0	$(1.7)
Net cash provided by investing activities	$3.2	$5.0
Net cash used in financing activities	$(13.5)	$(3.3)

      As of November 30, 2002, we had $237.5 million in cash and cash equivalents and available-for-sale securities compared to $245.4 million at May 31, 2002. At November 30, 2002, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $109.4 million. As of November 30, 2002, we had no outstanding debt obligations.

      Cash provided by operating activities for the six month period ended November 30, 2002 was primarily due to net income of $3.7 million, plus depreciation expense of $1.7 million, a $2.9 million decrease in accounts receivable, and a $1.9 million decrease in deferred income tax, partially offset by a $2.3 million decrease in deferred revenue and a $1.9 million decrease in accrued compensation and other accrued liabilities. Cash used in connection with operating activities in the six month period ended November 30, 2001 was primarily due to our net loss of $4.4 million, a $3.4 million decrease in deferred revenue, a $3.2 million decrease in accrued compensation and other accrued liabilities, and a $2.7 million increase in deferred tax assets, offset largely by an $11.2 million decrease in accounts receivable.

      Cash provided by investing activities for the six month periods ended November 30, 2002 and 2001 was the result of net sales of marketable securities partially offset by capital expenditures of $0.6 million and $2.3 million in the respective periods. For the six month periods ended November 30, 2002 and 2001, the capital expenditures consisted primarily of purchases for computer hardware and software.

      Cash used in financing activities for the six month period ended November 30, 2002 consisted of $16.6 million in repurchases of our common stock through our stock repurchase program, partially offset by a $3.0 million in proceeds from the sale of common stock as a result of stock option exercises and from the issuance of common stock in connection with our Employee Stock Purchase Plan. Cash used in financing activities for the six month period ended November 30, 2001 consisted of $10.0 million in repurchases of our common stock through our stock repurchase program, partially offset by $6.7 million in proceeds from the sale of common stock as a result of stock option exercises and from the issuance of common stock in connection with our Employee Stock Purchase Plan.

      Our principal commitments as of November 30, 2002 consist of obligations under operating leases, totaling $10.1 million over the life of these leases.

      On June 20, 2002, we announced an extension of the stock repurchase program we initiated on September 12, 2001. The program calls for the repurchase of outstanding shares of our common stock up to an aggregate value of $50.0 million. Through November 30, 2002, we repurchased and retired 3,156,300 shares of its common stock through open market transactions, valued at approximately $36.5 million. The program will terminate at the end of the current fiscal year ending May 31, 2003 unless extended or shortened by our board of directors.

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

Business Acquisition

      On December 17, 2002, we completed the purchase of certain assets and obligations of Inktomi Corporation’s enterprise search software business. Under the terms of the deal, we acquired from Inktomi, a leading provider of Web search and enterprise information retrieval solutions, the assets relating to Inktomi’s enterprise search software business, which includes basic search, categorization and content refinement capabilities, as well as its XML technology assets. We paid a purchase price of $25 million in cash, and assumed Inktomi’s obligations under certain existing enterprise search business contracts, including customer support obligations. In addition, we employed selected development, sales and marketing, and support personnel from Inktomi’s enterprise search business unit. See Item 5. “Other Information” in PART II. OTHER INFORMATION.

      In addition to the cash commitment in this transaction, we may also incur substantial costs related to the integration of this business. These costs may be incurred in subsequent quarters and may affect our results of operations.

Recent Accounting Pronouncements

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

      In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS No. 121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Division of a Business.” Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for our fiscal year beginning June 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on our financial position or results of operations.

      In November 2001, the EITF of the FASB reached a consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 addresses whether consideration from a vendor to a reseller of the vendor’s products is an adjustment to the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s results of operations, or a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be an expense when recognized in the vendor’s results of operations. EITF No. 01-09 is effective for us beginning November 1, 2001. The adoption of EITF No. 01-09 did not have a significant impact on our financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance of the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect an impact on our financial position and results of operations from the adoption of SFAS 146.

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

Risks Related to Our Business

     We have sustained quarterly and annual losses in the past and may not be able to maintain profitability

      We have incurred net losses in the past and, although we reported net income in fiscal year 2002 and the first two quarters of fiscal year 2003, we may not be able to maintain profitability. In the future, our revenues may decline, remain flat, or grow at a rate slower than was experienced in the first two quarters of fiscal year 2002, especially in light of the current economic environment. To achieve revenue growth and maintain fiscal year profitability, we must:

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

Our expenditures are tied to anticipated revenues, and therefore imprecise forecasts may result in poor operating results

      Revenues are difficult to forecast because the market for search and retrieval software is uncertain and evolving. Because we generally ship software products within a short period after receipt of an order, we typically do not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. In addition, a portion of our revenues is derived from royalties based upon sales by third-party vendors of products incorporating our technology. These revenues may be subject to extreme fluctuation and are difficult for us to predict. Our expense levels are based, in part, on our expectations as to future revenues and are to a large extent fixed in the short term. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of demand in relation to our expectations or any material delay of customer orders would have an almost immediate adverse affect on our operating results and on our ability to achieve profitability.

Demand for our products may be adversely affected if unfavorable economic and market conditions do not improve or continue to decline

      Adverse economic conditions worldwide have contributed to slowdowns in the software Information Technology spending environment and may continue to impact our business, resulting in reduced demand for our products as a result of a decrease in capital spending by our customers, increased price competition for our products and higher overhead costs as a percentage of revenues. Decreased demand for our products would result in decreased revenues, which could harm our operating results and cause the price of our common stock to fall.

     Changes in effective tax rates could affect our results

      Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof.

The size and timing of large orders may materially affect our quarterly operating results

      The size and timing of individual orders may cause our operating results to fluctuate significantly. Our operating results for a quarter could be materially and adversely affected if one or more large orders are either not received or are delayed or deferred by customers. A significant portion of our revenues in recent quarters has been derived from these relatively large sales to a limited number of customers, and we currently anticipate that future quarters will continue to reflect this trend. Sales cycles for these customers can be up to nine months or longer. In addition, customer order deferrals in anticipation of new products may cause our operating results to fluctuate. Like many software companies, we have generally recognized a substantial portion of our revenues in the last month of each quarter, with these revenues concentrated in the last weeks of the quarter. Accordingly, the cancellation or deferral of even a small number of purchases of our products could harm our business in any particular quarter. In addition, to the extent that the significant sales occur earlier than expected, operating results for subsequent quarters may fail to keep pace or even decline.

Our sales cycle is lengthy and unpredictable

      Any delay in sales of our products and services could cause our quarterly revenue and operating results to fluctuate. The typical sales cycle of our products is lengthy, generally between six to nine months, unpredictable, and involves significant investment decisions by prospective customers, as well as our education of potential customers regarding the use and benefits of our products. Our customers spend a substantial amount of time before purchasing our products in performing internal reviews and obtaining capital expenditure approvals. We believe our sales cycle lengthened in 2002 as a result of macro-economic factors and we cannot be certain that this cycle will not continue to lengthen in the future.

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

      We currently engage in only limited hedging activities to protect against the risk of currency fluctuations. Fluctuations in currency exchange rates could cause sales denominated in U.S. dollars to become relatively more expensive to customers in a particular country, leading to a reduction in sales or profitability in that country. Also, these fluctuations could cause sales denominated in foreign currencies to affect a reduction in the current U.S. dollar revenues derived from sales in a particular country. Furthermore, future international activity may result in increased foreign currency denominated sales and, in this event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute significantly to fluctuations in our results of operations. The financial stability of foreign markets could also affect our international sales. In addition, income earned in various countries where we do business may be subject to taxation by more than one jurisdiction, thereby adversely affecting our consolidated after-tax earnings. We cannot assure you that any of these factors will not have an adverse effect on the revenues from our future international sales and, consequently, our results of operations.

      Service and other revenues derived from foreign operations accounted for 16.3%, 13.9%, 6.3% and 6.7% of total revenues for the six month period ended November 30, 2002, and fiscal years 2002, 2001, and 2000, respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. For the six months ended November 30, 2002 and fiscal years 2002, 2001 and 2000, export sales accounted for 20.7%, 21.8%, 26.0% and 19.0% of total revenues, respectively. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below.

A portion of our revenues is derived from sales to the federal government, which are subject to budget cuts and, consequently, the potential loss of revenues upon which we have historically relied

      Revenues derived from sales to the federal and state governments and their agencies were 10.1%, 6.1%, 7.4% and 7.8% of total revenues for the six months ended November 30, 2002 and fiscal years 2002, 2001 and 2000, respectively. Future reductions in government spending on information technologies could harm our operating results. In recent years, budgets of many government agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

We must successfully introduce new products or our customers will purchase our competitors products

      During the past few years, management and other personnel have focused on modifying and enhancing our core technology to support a broader set of search and retrieval solutions for use on enterprise-wide systems, over online services, over the Internet and on CD-ROM. In order for our strategy to succeed and to remain competitive, we must continue to leverage our core technology to develop new product offerings by us and by our original equipment manufacturer, or OEM, customers that address the needs of these new markets or we must acquire new technology. The development of new products, whether by leveraging our core technology or by acquiring new technology, is expensive. If these products do not generate substantial revenues, our business and results of operations will be adversely affected. We cannot assure you that any of these products will be successfully developed and completed on a timely basis or at all, will achieve market acceptance or will generate significant revenues.

      Our future operating results will depend upon our ability to increase the installed base of our information retrieval technology and to generate significant product revenues from our core products. Our future operating results will also depend upon our ability to successfully market our technology to online and Internet publishers who use this technology to index their published information in our format. To the extent that customers do not adopt our technology for indexing their published information, it will limit the demand for our products.

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

      Effective copyright and trade secret protection may be unavailable or limited in some foreign countries. To license our products, we frequently rely on “shrink wrap” licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of several jurisdictions. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for any such breach. We also realize that our trade secrets may become known through other means not currently foreseen by us. Notwithstanding our efforts to protect our intellectual property, our competitors may be able to develop products that are equal to or superior to our products without infringing on any of our intellectual property rights.

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

We have been sued, and are at risk of future securities class action litigation, due to our past and expected stock price volatility

      In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. For example, in December 1999 our stock price dramatically declined and a number of lawsuits were filed against us.

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

We rely on Regent Pacific Management Corporation for the management of Verity, and the loss of these services could adversely affect our business

      Regent Pacific Management Corporation, a management firm of which Gary J. Sbona, our chairman of the board and chief executive officer, is chief executive officer, provides management services for our company under a management services agreement. The management services provided under our agreement with Regent Pacific include the services of Regent Pacific personnel as part of Verity’s management team. The agreement terminates on August 31, 2003, but provides us with an option to further extend the term of this agreement through February 2004. If we exercise this option, the agreement will terminate after February 2004 unless Regent Pacific and the board agree to further extend it. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could negatively affect our operations, especially during the transition phase to a new management. Similarly, if any adverse change in Verity’s relationship with Regent Pacific occurs, it could hinder management’s ability to direct our business and materially and adversely affect our results of operations and financial condition.

We face intense competition from companies with significantly greater financial, technical, and marketing resources, which could adversely affect our ability to maintain or increase sales of our products

      The business portal software market is intensely competitive and we cannot assure you that we will maintain our current position of market share. A number of companies offer competitive products addressing this market. We compete with Alta Vista, Autonomy, Convera, Epicentric, FAST, Google, Hummingbird/ PC Docs/ Fulcrum, Lotus, Mercado, Microsoft, Thunderstone and Viador, among others. We also compete indirectly with database vendors, such as Oracle, that offer information search and retrieval capabilities with their core database products and web platform companies, such as Netscape.

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

Our recent acquisition of the Inktomi enterprise search software assets and other potential acquisitions may have unexpected consequences or impose additional costs on us

      Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies, such as our acquisition of Inktomi’s enterprise search software assets. From time to time, we consider and evaluate potential business combinations both involving our acquisition of another company and transactions involving the sale of Verity through, among other things, a possible merger or consolidation of our business into that of another entity. Acquisitions involve numerous risks, including the following:

•	difficulties in integration of the operations, technologies, and products of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	accounting consequences, including changes in purchased research and development expenses, resulting in variability in our quarterly earnings;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in these markets have stronger market positions;

•	the potential loss of key employees of the acquired company;

•	the assumption of known and potentially unknown liabilities of the acquired company;

•	we may find that the acquired company or assets do not further our business strategy or that we paid more than what the company or assets are worth;

•	we may have product liability associated with the sale of the acquired company’s products;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies;

•	our relationship with current and new employees and clients could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties who believe a claim against us would be valuable to pursue;

•	our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters; and

•	insufficient revenues to offset increased expenses associated with acquisitions.

      Acquisitions may also cause us to:

•	issue common stock that would dilute our current stockholders’ percentage ownership;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets; or

•	incur large and immediate write-offs.

      We cannot assure you that our acquisition of Inktomi’s enterprise search software assets and future acquisitions will be successful and will not adversely affect our business. We must also maintain our ability to manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we make could harm our business.

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

      The business of many of our customers would be seriously harmed if:

•	use of the Internet, the Web and other online services does not continue to increase or increases more slowly than expected;

•	the infrastructure for the Internet, the Web and other online services does not effectively support expansion that may occur; or

•	the Internet, the Web and other online services do not create a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the need for our products and services.

Capacity constraints may restrict the use of the Internet as a commercial marketplace, which would restrict our growth

      The Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons. These include:

•	potentially inadequate development of the necessary communication and network infrastructure, particularly if rapid growth of the Internet continues;

•	delayed development of enabling technologies and performance improvements;

•	delayed development or adoption of new standards and protocols; and

•	increased governmental regulation.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock will fluctuate and you may lose all or part of your investment

      Our common stock is quoted for trading on the Nasdaq National Market. The market price for our common stock may continue to be highly volatile for a number of reasons including:

•	future announcements concerning Verity or its competitors;

•	quarterly variations in operating results;

•	announcements of technological innovations;

•	the introduction of new products or changes in product pricing policies by us or competitors;

•	announcements of acquisitions by us or competitors;

•	proprietary rights or other litigation; and

•	changes in earnings estimates by analysts or other factors.

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

We have implemented certain anti-takeover provisions that may prevent or delay an acquisition of Verity that might be beneficial to our stockholders

      Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

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

      Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of November 30, 2002, approximately 46% of our portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

      The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of November 30, 2002:

	FY2003	FY2004	FY2005	FY2006	Total	Fair Value

			(Dollars in thousands)
Cash equivalents	$19,443	—	—	—	$19,443	$19,443
Average interest rate	1.0%	—	—	—
Short-term investments	$73,195	$16,786	—	—	$89,981	$89,981
Average interest rate	3.9%	4.2%	—	—
Long-term investments	—	$52,375	$45,853	$29,808	$128,036	$128,036
Average interest rates	—	4.3%	3.6%	3.4%

      Foreign Currency Risk. We transact business in various foreign currencies, including the Euro, the British pound, the Canadian dollar, the Australian dollar, the Swedish krona, the South African rand, the Mexican peso, the Brazilian real and the Singaporean dollar. We have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to hedge certain sales contracts and payables denominated in foreign currency. Under this program, fluctuations in foreign currencies during the period from the signing of the contract until payment are partially offset by realized gains and losses on the hedging instruments. The goal of this hedging program is to lock in exchange rates on certain sales contracts and payables denominated in foreign currencies. The notional amount of hedged contracts and the estimated fair value are not material.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of Verity’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days before the filing date of this quarterly report, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Verity in reports that we file or submit under the Exchange Act (i) is accumulated and communicated to Verity’s management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls. There were no significant changes in our internal controls or to our knowledge in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

      It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and we cannot assure investors that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

      Verity answered BroadVision’s counterclaim on July 23, 2001 and denied the material allegations of the counterclaim and asserted various affirmative defenses to BroadVision’s claims. On August 8, 2002, Verity filed a first amended complaint against BroadVision which, among other things, added a claim for contributory copyright infringement against BroadVision based on allegations that BroadVision knowingly facilitated the use by end users of unlicensed functionality of VDK. BroadVision answered Verity’s amended complaint on August 29, 2002 and denied the material allegations of the amended complaint and asserted affirmative defenses to Verity’s claims. BroadVision also reasserted its counterclaim described above. Verity answered the counterclaim on September 23, 2002 and denied the material allegations of the counterclaim and asserted various affirmative defenses to BroadVision’s claims.

      The action is currently in the discovery phase. The trial date has been set for July 14, 2003.

Item 2.	Changes in Securities and Use of Proceeds

      Not Applicable.

Item 3.	Defaults upon Senior Securities

      Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

      The Company’s Annual Meeting of Stockholders was held on October 10, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management’s nominees for two director positions and one other proposal were submitted to the stockholders of the Company. Management’s nominees for director were elected by the following vote:

	Shares

Nominee	Voting For	Withheld

Steven M. Krausz	29,124,341	2,567,480
Charles P. Waite, Jr.	29,124,846	2,566,975

      Gary J. Sbona, Steven M. Krausz, Charles P. Waite, Jr., Stephen A. MacDonald, Karl C. Powell and Anthony J. Bettencourt continued to serve as directors of the Company after the annual meeting. Mr. Bettencourt and Mr. MacDonald will continue to serve until the Annual Meeting of Stockholders to be held in 2003. Mr. Sbona will continue to serve as the Chairman of the Board and Mr. Powell will continue to serve as a director until the Annual Meeting of Stockholders to be held in 2004. Mr. Krausz and Mr. Waite will continue to serve until the Annual Meeting of Stockholders to be held in 2005.

      A proposal to ratify the selection of PricewaterhouseCoopers LLP as independent auditors of the Company for its fiscal year ending May 31, 2003 was also submitted to a vote of the stockholders of the Company. The proposal was approved by the following vote:

For the Proposal	Against the Proposal	Abstentions	Broker Non-Votes

27,582,194	4,101,150	8,477	N/A

Item 5.	Other Information

Acquisition of Assets

      On December 17, 2002, the Company completed the purchase of certain assets from Inktomi Corporation, a Delaware corporation, and certain of its subsidiaries (collectively, “Inktomi”), pursuant to an Asset Purchase Agreement among Inktomi and the Company (the “Purchase Agreement”). Under the terms of the Purchase Agreement and related agreements, the Company purchased certain assets and entered into a license agreement relating to Inktomi’s enterprise search software business. The Company paid a purchase price of $25,000,000 in cash and assumed Inktomi’s obligations under certain existing enterprise search business contracts. The funds used to purchase the assets of Inktomi came directly out of the Company’s working capital. The terms of the Purchase Agreement, including the purchase price, were determined through arms-length negotiations between the Company and Inktomi.

Non-audit Services

      Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved by the Company’s Audit Committee to be performed by PricewaterhouseCoopers LLP, the company’s external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of the Company. Following the quarterly period covered by this filing, the Audit Committee approved new or recurring engagements of PricewaterhouseCoopers LLP for the following non-audit services: (1) tax compliance services; (2) tax consulting services; and (3) financial due diligence in connection with potential mergers or acquisitions.

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

VERITY, INC.

By:	/s/ STEPHEN W. YOUNG

Stephen W. Young
Chief Operating Officer &
Acting Chief Financial Officer

Dated: January 10, 2003

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

/s/ GARY J. SBONA

Gary J. Sbona
Chief Executive Officer

Date: January 10, 2003

CERTIFICATION

I, Stephen W. Young, certify that:

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

/s/ STEPHEN W. YOUNG

Stephen W. Young
Chief Operating Officer &
Acting Chief Financial Officer

Date: January 10, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

2.1	Asset Purchase Agreement between Inktomi Corporation, Quiver, Inc., Ultraseek Corporation, Quiver Ltd. and the Company, dated November 13, 2002.(1)
2.2	Amendment No. 1 to Asset Purchase Agreement between Inktomi Corporation, Inktomi Quiver Corporation, Ultraseek Corporation, Quiver Ltd. and the Company, dated December 17, 2002, amending Asset Purchase Agreement dated November 13, 2002.(1)
3.1	Restated Certificate of Incorporation of the Company.(2)
3.2	By-Laws.(2)
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 8-K filed December 20, 2002.

(2)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 2000.