Form 10-Q
period 2003-02-28
VERITY INC \DE\
filed 2003-04-10
CIK 949956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-26880

Verity, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0182779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

894 Ross Drive

Sunnyvale, California 94089
(408) 541-1500
(Address, including zip code, and telephone number, including area code, of principal executive offices)

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

      The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 36,900,736 as of March 31, 2003.

VERITY, INC.

FORM 10-Q

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	2
	Condensed Consolidated Balance Sheets — As of February 28, 2003 and May 31, 2002	2
	Condensed Consolidated Statements of Operations — For the Three Months Ended February 28, 2003 and February 28, 2002, and the Nine Months Ended February 28, 2003 and February 28, 2002	3
	Condensed Consolidated Statements of Cash Flows — For the Nine Months Ended February 28, 2003 and February 28, 2002	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 2.	Changes in Securities and Use of Proceeds	36
Item 3.	Defaults upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits and Reports on Form 8-K	36
Signature		37
Certifications		38

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

VERITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data, unaudited)

	February 28,	May 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$21,418	$23,251
Short-term investments	115,779	130,672
Trade accounts receivable, net	21,562	20,961
Deferred tax assets	8,361	3,114
Prepaid and other	4,259	5,497

Total current assets	171,379	183,495
Property and equipment, net	5,389	6,625
Long-term investments	83,379	91,433
Deferred tax assets	8,210	16,597
Goodwill	15,534	—
Purchased intangible assets, net	12,255	—

Total assets	$296,146	$298,150

LIABILITIES
Current liabilities:
Accounts payable	$5,212	$5,749
Accrued compensation	9,092	10,376
Other accrued liabilities	3,335	2,779
Deferred revenue	18,143	14,981

Total current liabilities	35,782	33,885

Other non-current liabilities:
Deferred purchase payment	3,000	—

Total liabilities	38,782	33,885

Contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value:
Authorized: 200,000 shares
Issued and outstanding: 34,819 shares as of February 28, 2003; and 35,775 shares as of May 31, 2002.	35	36
Additional paid-in capital	233,781	250,133
Retained earnings	19,535	12,133
Other comprehensive income	4,013	1,963

Total stockholders’ equity	257,364	264,265

Total liabilities and stockholders’ equity	$296,146	$298,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

Revenues:
Software products	$15,722	$15,968	$40,977	$39,509
Service and other	12,122	9,077	31,768	28,201

Total revenues	27,844	25,045	72,745	67,710

Costs of revenues:
Software products	243	659	895	1,845
Service and other	3,041	2,606	8,487	8,409

Total costs of revenues	3,284	3,265	9,382	10,254

Gross profit	24,560	21,780	63,363	57,456

Operating expenses:
Research and development	5,912	5,819	17,020	17,710
Marketing and sales	10,117	11,461	29,621	39,455
General and administrative	2,376	3,052	7,342	8,793
In-process research and development	1,200	—	1,200	—
Amortization of purchased intangible assets	645	—	645	—
Restructuring charge	—	—	993	1,563
Charitable contribution	—	—	—	1,000

Total operating expenses	20,250	20,332	56,821	68,521

Income (loss) from operations	4,310	1,448	6,542	(11,065)
Other income, net	1,590	2,255	5,398	7,754

Income (loss) before provision for (benefit from) income taxes	5,900	3,703	11,940	(3,311)
Provision for (benefit from) income taxes	2,242	1,407	4,538	(1,258)

Net income (loss)	$3,658	$2,296	$7,402	$(2,053)

Net income (loss) per share — basic	$0.11	$0.06	$0.21	$(0.06)

Net income (loss) per share — diluted	$0.10	$0.06	$0.20	$(0.06)

Number of shares — basic	34,739	35,378	34,995	35,300

Number of shares — diluted	37,883	38,277	36,765	35,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended
	February 28,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$7,402	$(2,053)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,229	3,293
Provision for doubtful accounts	563	100
Deferred income taxes	3,141	(1,257)
Write-off of in-process research and development	1,200	—
Amortization of premium (discount) on securities, net	1,165	(300)
Changes in operating assets and liabilities:
Trade accounts receivable	2,310	18,446
Prepaid and other current assets	1,354	628
Accounts payable	(665)	308
Accrued compensation and other accrued liabilities	(1,027)	(2,151)
Deferred revenue	(2,071)	(4,378)

Net cash provided by operating activities	16,601	12,636

Cash flows from investing activities:
Acquisition of equipment and leasehold improvements	(1,170)	(2,665)
Purchases of marketable securities	(331,778)	(413,787)
Maturity of marketable securities	142,547	248,477
Proceeds from sale of marketable securities	211,330	159,673
Purchase of business	(23,826)	—

Net cash used in investing activities	(2,897)	(8,302)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	12,210	13,304
Repurchases of common stock	(28,562)	(12,236)

Net cash provided by (used in) financing activities	(16,352)	1,068

Effect of exchange rate changes on cash	815	(454)

Net increase (decrease) in cash and cash equivalents	(1,833)	4,948
Cash and cash equivalents, beginning of period	23,251	12,210

Cash and cash equivalents, end of period	$21,418	$17,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Financial Data (Unaudited)

      The unaudited condensed consolidated financial statements for Verity, Inc. (the “Company” or “Verity”) as of February 28, 2003 and for the three and nine month periods ended February 28, 2003 and 2002 have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements contained in the Company’s Annual Report on Form 10-K for the year ended May 31, 2002.

      Certain prior period balances have been reclassified to conform to current period presentation.

      The Company’s balance sheet as of May 31, 2002 was derived from the Company’s audited financial statements, and does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

2.	Computation of Net Income (Loss) and Net Income (Loss) Per Share

      Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of “in-the-money” stock options. “In-the-money” options are those where the exercise price is lower than the average market price being used to determine the value. Verity’s average market price for the quarter ended February 28, 2003 was $14.74. All common equivalent shares have been excluded from the computation of diluted net loss per share for the nine month period ended February 28, 2002 because the effect would be anti-dilutive.

      Basic and diluted net income (loss) per share are calculated as follows for the three and nine month periods ended February 28, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

Basic:
Weighted-average shares	34,739	35,378	34,995	35,300

Net income (loss)	$3,658	$2,296	$7,402	$(2,053)

Net income (loss) per share	$0.11	$0.06	$0.21	$(0.06)

Diluted:
Weighted-average shares	34,739	35,378	34,995	35,300
Common equivalent shares from stock options	3,144	2,899	1,770	—

Shares used in per share calculation	37,883	38,277	36,765	35,300

Net income (loss)	$3,658	$2,296	$7,402	$(2,053)

Net income (loss) per share	$0.10	$0.06	$0.20	$(0.06)

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments

      As of February 28, 2003, available-for-sale securities consist of the following (in thousands):

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value

Corporate commercial paper — short-term	$114,647	$1,132	$115,779
Corporate commercial paper — long-term	82,673	706	83,379

Total investments	$197,320	$1,838	$199,158

      At February 28, 2003, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$115,779
After one year through three years	83,379

$199,158

      As of May 31, 2002, available-for-sale securities consist of the following (in thousands):

		Gross
	Amortized	Unrealized	Fair
	Cost	Gains	Value

Corporate commercial paper — short-term	$130,002	$670	$130,672
Corporate commercial paper — long-term	90,391	1,042	91,433

Total investments	$220,393	$1,712	$222,105

4.     Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The following are the components of comprehensive income (loss) (in thousands):

	Three Months		Nine Months
	Ended		Ended
	February 28,		February 28,

	2003	2002	2003	2002

Net income (loss)	$3,658	$2,296	$7,402	$(2,053)
Foreign currency translation gain (loss)	842	(325)	1,729	(456)
Unrealized gain (loss) on available-for-sale investments, net	(187)	(552)	321	1,125

Comprehensive income (loss)	$4,313	$1,419	$9,452	$(1,384)

5.	Business Segments

      The Company has sales and marketing operations located outside the United States in the Netherlands, the United Kingdom, France, Germany, South Africa, Mexico and Australia, a joint investment partnership in Brazil and a development and technical support operation in Canada. Foreign branch and subsidiary revenues consist primarily of maintenance and consulting services and are being allocated based on foreign branch and subsidiary location.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

Revenues:
USA	$23,927	$22,807	$61,495	$58,830
Europe	3,226	2,608	9,450	8,025
ROW	691	350	1,800	855

Consolidated	$27,844	$25,045	$72,745	$67,710

	February 28,	May 31,
	2003	2002

Long-lived assets:
USA	$39,830	$21,106
Europe	689	838
ROW	868	1,278

Consolidated	$41,387	$23,222

      Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Long-lived assets of geographic areas are those assets used in the Company’s operations in each area.

      No single customer accounted for more than 10% of the Company’s total revenues for the three and nine month periods ended February 28, 2003 and 2002. Revenues derived from sales to the United States government and its agencies were 10.2% and 5.5% of the Company’s total revenues for the three month periods ended February 28, 2003 and 2002, respectively, and 10.2% and 6.0% of the Company’s total revenues for the nine month periods ended February 28, 2003 and 2002, respectively.

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

      BroadVision answered Verity’s complaint on June 28, 2001 and denied the material allegations of the complaint and asserted affirmative defenses to Verity’s claims. BroadVision also asserted a counterclaim alleging that Verity had breached the parties’ license and the implied covenant of good faith and fair dealing

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contained therein (1) by failing to pay BroadVision referral fees that it claims Verity owes to BroadVision for BroadVision’s efforts in securing the sale of Verity Advanced K-2 Search Modules, and (2) by failing to provide support to BroadVision for VDK after Verity terminated the parties’ license. BroadVision seeks by its counterclaim, among other things, damages according to proof, a declaration that BroadVision has not breached the parties’ license and attorneys’ fees.

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

      On June 20, 2002, Verity announced an extension of the stock repurchase program it initiated on September 12, 2001. The program calls for the repurchase of outstanding shares of Verity’s common stock up to an aggregate value of $50.0 million. Through February 28, 2003, Verity repurchased and retired 3,952,005 shares of its common stock through open market transactions, valued at approximately $48.5 million. Verity repurchased and retired 2,449,805 and 1,038,800 shares, valued at approximately $28.6 million and $12.2 million in the nine month periods ended February 28, 2003 and 2002, respectively. The program will terminate at the end of the current fiscal year ending May 31, 2003 unless extended or shortened by the Board of Directors.

8.     Recent Accounting Pronouncements

      In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS No. 121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations — Reporting the Effects of Disposal of a Division of a Business.” Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company’s fiscal year beginning June 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company’s financial position or results of operations.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2001, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 addresses whether consideration from a vendor to a reseller of the vendor’s products is an adjustment to the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s results of operations, or a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be an expense when recognized in the vendor’s results of operations. EITF No. 01-09 is effective for the Company beginning November 1, 2001. The Company’s adoption of EITF No. 01-09 did not have a significant impact on the Company’s financial position or results of operations.

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

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of February 28, 2003, the Company’s guarantees that were issued or modified after December 31, 2002 were not material. The Company’s guarantees issued before December 31, 2002, which would have been disclosed in accordance with the disclosure requirements of FIN 45, were not material.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends certain provisions of SFAS No. 123 and is effective for financial statements for fiscal years ending after December 15, 2002. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires the disclosure of the pro forma effects on an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company does not currently intend to adopt the fair value based method of accounting for stock-based employee compensation and will continue to apply the intrinsic-value based method.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Restructuring Charges

      During each of the nine month periods ended February 28, 2003 and February 28, 2002, the Company executed restructurings designed to reduce costs and to better align expense levels with anticipated revenue levels and ensure conservative spending during the current period of economic uncertainty.

	Nine Month Periods Ended

	February 28,	February 28,
	2003	2002

	(In thousands)
Restructuring charges:
Severance costs	$719	$1,216
Legal and other outside services costs	101	273
Other charges	173	74

Total restructuring charges	$993	$1,563

      During the quarter ended November 30, 2002, the Company implemented a worldwide restructuring to focus on reducing expenses and improving efficiency due to continued macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, the Company recorded in the quarter ended November 30, 2002, a $1.0 million restructuring charge, of which approximately $0.7 million was related to severance costs associated with the reduction in the worldwide workforce by approximately 50 employees, approximately $0.1 million to legal and other outside services in connection with the restructuring, and approximately $0.2 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada and the Netherlands and was concentrated in research and development and, to a lesser extent, sales and marketing.

	Workforce	Legal and Other
	Reduction	Outside Services	Other	Total

	(In thousands)
Restructuring provision	$719	$101	$173	$993
Cash payments	(717)	(59)	(1)	(777)

Balance at February 28, 2003	$2	$42	$172	$216

      Of the total $1.0 million restructuring charge, approximately $0.2 million remains unpaid at February 28, 2003. The remaining $0.2 million mostly relates to a facilities lease and will be paid out ratably over the remaining life of the lease, which terminates in October 2005.

      During the quarter ended November 30, 2001, the Company implemented a worldwide restructuring and recorded a $1.6 million restructuring charge, of which approximately $1.2 million was related to severance costs associated with the reduction in the worldwide workforce by 65 employees, approximately $0.3 million to legal and other outside services in connection with the restructuring and approximately $0.1 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada, the U.K., Germany, France, the Netherlands, Sweden and South Africa. There is no remaining unpaid amount.

10.     Business Combination

      During the quarter ended February 28, 2003, Verity completed the purchase of certain assets and obligations of Inktomi Corporation’s enterprise search software business (“Enterprise”), which management believes qualifies as a business, as defined by the SEC. The purchase augments Verity’s product portfolio in the enterprise search and intellectual capital management markets, bringing Verity a product to address an

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional segment of the market and gain access to Inktomi’s enterprise search customer base of 2,500 companies worldwide, considerably expanding Verity’s installed base of customers.

      The total estimated purchase price of the acquisition of Enterprise is as follows (in thousands):

Cash	$22,000
Deferred payment	3,000
Estimated acquisition costs	1,826

Total purchase price	$26,826

      Under the purchase method of accounting, the total estimated purchase price is allocated to Enterprise’s net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion of the acquisition. The final purchase price is dependent on the actual cash paid and actual direct acquisition costs. Based upon the estimated purchase price and the preliminary independent valuation, the preliminary purchase price allocation, which is subject to change based on Verity’s final analysis, is as follows (in thousands):

Identifiable intangible assets acquired (Useful life (years))
Existing technology(5)	$8,300
Patents/core technology(5)	2,800
Maintenance agreements(5)	1,800

Total amortizable intangible assets	12,900
In-process technology	1,200
Fair value of net liabilities assumed	(2,808)
Goodwill	15,534

Total purchase price (including transaction costs)	$26,826

      The following table presents details of Verity’s total purchased intangible assets (in thousands):

		Accumulated
February 28, 2003	Gross	Amortization	Net

Existing technology	$8,300	$415	$7,885
Patents/core technology	2,800	140	2,660
Maintenance agreements	1,800	90	1,710

Purchased intangible assets, net	$12,900	$645	$12,255

      The estimated future amortization expense of purchased intangible assets as of February 28, 2003 is as follows (in thousands):

Fiscal Year	Amount

2003 (remaining 3 months)	$645
2004	2,580
2005	2,580
2006	2,580
2007	2,580
2008	1,290

Total	$12,255

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Verity’s methodology for allocating the purchase price to in-process research and development (“in-process R&D”) is determined through established valuation techniques in the high-technology software industry and expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. The fair value allocation to in-process research and development was determined by identifying the research projects for which technological feasibility had not been achieved and which had no alternative future use at the acquisition date, assessing the stage and expected date of completion of the research and development effort at the acquisition date, and calculating the net present value of the cash flows expected to result from the successful deployment of the new technology resulting from the in-process research and development effort.

      The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the acquisition date, Enterprise had released Ultraseek 5.0, XML Toolkit 1.0, and the latest version of Quiver to the market. Current development efforts, considered in-process R&D, were focused on Ultraseek 5.1 and XML Toolkit 2.0. There were no development efforts (that meet the criteria of in-process R&D) related to the Quiver product line as of the acquisition date. The estimated stage of completion of both Ultraseek 5.1 and XML toolkit 2.0 was 55% complete. Total in-process R&D expense for the quarter ended February 28, 2003 was $1.2 million.

      Of the total purchase price, Verity retained $3.0 million in order to secure Inktomi’s indemnification obligations under the Purchase Agreement. On June 17, 2004, Verity is obligated to pay Inktomi an amount equal to the sum of (i) $3.0 million plus (ii) simple interest thereon calculated from the December 17, 2002 through the date of payment at an annual rate of 1.5%. Verity shall have the right to withhold or deduct from the deferred payment amount any sum that may be owed to it by Inktomi pursuant to Inktomi’s indemnification obligations under the Purchase Agreement. Verity believes the likelihood of such indemnifications is remote.

      The Consolidated Financial Statements include the operating results of Enterprise from the date of acquisition. The following unaudited pro forma financial information presents the combined results of Verity and Enterprise as if the purchase had occurred on June 1, 2001, after giving effect to certain adjustments, including amortization of identifiable intangible assets and in-process research and development expense. Pro forma results of operations for the periods ended February 28, 2003 do not include any adjustments to the results for the three month period ended February 28, 2003 as the purchase occurred near the beginning of the period. For the three month period ended February 28, 2003, in-process research and development expenses has been removed, as that expense would have occurred in the three month period ended August 31, 2001 had the purchase occurred on June 1, 2001.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Total revenues	$27,844	$30,979	$82,433	$85,310

Net income (loss)	$4,402	$(3,134)	$(238,653)	$(13,820)

Net income (loss) per share — basic	$0.13	$(0.09)	$(6.82)	$(0.39)

Net income (loss) per share — diluted	$0.12	$(0.09)	$(6.82)	$(0.39)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our consolidated financial statements and related notes, which appear in our Annual Report on Form 10-K for the fiscal year ended May 31, 2002. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading “— Risk Factors” below.

Overview

      We offer solutions that help organizations maximize the return on their intellectual capital investment by utilizing our enterprise search, classification and personalization technologies. Our software is used for sharing information within and between enterprises; for facilitating e-commerce sales; and for business-to-business activities on Web-based market exchanges. In addition, our technology serves as a core component of many leading e-business applications.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, income taxes and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Intangible Assets

      We record intangible assets when we acquire other companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as purchased technology and maintenance agreements are amortized to operating expense over time, while in-process research and development is recorded as a one-time charge on the acquisition date. Under current accounting guidelines that became effective on July 1, 2001, goodwill arising from transactions occurring after July 1, 2001 and any existing goodwill as of February 1, 2002 are not amortized to expense but rather periodically assessed for impairment.

      The allocation of the acquisition cost to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques, which are based on estimated future operating results. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This standard eliminates the amortization of goodwill and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. There can be no assurance that at the time that the review is completed a material impairment charge will not be required and recorded. We are required to perform an initial impairment review of goodwill in fiscal 2003 and an annual impairment review thereafter. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Results of Operations

      The following table sets forth the percentage of total revenues represented by items in our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	February 28,		February 28,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Revenues:
Software products	56.5%	63.8%	56.3%	58.4%
Service and other	43.5	36.2	43.7	41.6

Total revenues	100.0	100.0	100.0	100.0

Costs of revenues:
Software products	0.9	2.6	1.2	2.7
Service and other	10.9	10.4	11.7	12.4

Total costs of revenues	11.8	13.0	12.9	15.1

Gross profit	88.2	87.0	87.1	84.9

Operating expenses:
Research and development	21.2	23.2	23.4	26.2
Marketing and sales	36.4	45.8	40.7	58.3
General and administrative	8.5	12.2	10.1	13.0
In-process research and development	4.3	0.0	1.6	0.0
Amortization of purchased intangible assets	2.3	0.0	0.9	0.0
Restructuring charge	0.0	0.0	1.4	2.3
Charitable contribution	0.0	0.0	0.0	1.5

Total operating expenses	72.7	81.2	78.1	101.3

Income (loss) from operations	15.5	5.8	9.0	(16.4)
Other income, net	5.7	9.0	7.4	11.5

Income (loss) before provision for (benefit from) income taxes	21.2	14.8	16.4	(4.9)
Provision for (benefit from) income taxes	8.1	5.6	6.2	(1.9)

Net income (loss)	13.1%	9.2%	10.2%	(3.0)%

Revenues

Total Revenues

	February 28,	February 28,
	2003	2002	Change

	(Dollars in millions)
Three months ended	$27.8	$25.0	11.2%
Nine months ended	$72.7	$67.7	7.4%

      The increase in our total revenues for the three month period ended February 28, 2003, compared with the same period a year ago, was due to a $3.0 million increase in service and other revenues, offset in part by a $0.2 million decrease in software product sales. The increase in our total revenues for the nine month period ended February 28, 2003 was due to a $3.6 million increase in service and other revenues, and a $1.5 million increase in software product sales. See “Software product revenues” and “Service and other revenues” tables below for a further discussion.

      Revenues derived from foreign operations consist primarily of maintenance, consulting and training revenues performed outside of the United States and accounted for 14.1% and 11.8% of total revenues for the three month periods ended February 28, 2003 and 2002, respectively, and 15.5% and 13.1% of total revenues for the nine month periods ended February 28, 2003 and 2002, respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. For the three month periods ended February 28, 2003 and 2002, export sales accounted for 23.9% and 22.3% of total revenues, respectively. For the nine month periods ended February 28, 2003 and 2002, export sales accounted for 21.9% and 20.7% of total revenues, respectively.

      No single customer accounted for more than 10% of our total revenues for the three and nine month periods ended February 28, 2003 and 2002. Revenues derived from sales to the United States government and its agencies were 10.2% and 5.5% of our total revenues for the three month periods ended February 28, 2003 and 2002, respectively, and 10.2% and 6.0% of our total revenues for the nine month periods ended February 28, 2003 and 2002, respectively.

Software Product Revenues

	February 28,	February 28,
	2003	2002	Change

	(Dollars in millions)
Three months ended	$15.7	$16.0	(1.5)%
Percentage of total revenues	56.5%	63.8%
Nine months ended	$41.0	$39.5	3.7%
Percentage of total revenues	56.3%	58.4%

      We continue to operate in a difficult global economic environment and, as a result, we experienced a slight decrease in software product sales in the three month period ended February 28, 2003, compared with the same period a year ago. The decrease was attributable to a decrease in sales of our K2 product application, offset to a large extent by sales resulting from the addition of our Ultraseek product which came from the purchase of assets and obligations of Inktomi Corporation’s enterprise search software business (“Enterprise”) during the quarter. The increase in software product revenues for the nine month period ended February 28, 2003 was principally the result of unusually low sales in the quarter ended August 31, 2001, contributing to the increase in software product revenues for the fiscal 2003 nine month period, despite the decrease in software product revenues for the third quarter ended February 28, 2003. We anticipate that software product revenues will increase next quarter, in part as a result of a having sales of our new Ultraseek product for a full quarter.

Service and Other Revenues

	February 28,	February 28,
	2003	2002	Change

	(Dollars in millions)
Three months ended	$12.1	$9.1	33.5%
Percentage of total revenues	43.5%	36.2%
Nine months ended	$31.8	$28.2	12.6%
Percentage of total revenues	43.7%	41.6%

      Our service and other revenues consist primarily of fees for software maintenance, consulting and training. The increases in service and other revenues for the three and nine month periods ended February 28, 2003, compared with the same periods a year ago, were due to increased sales of consulting services and to increased maintenance revenue which results from maintenance contracts acquired as part of the Enterprise purchase.

     Costs of Revenues

Costs of software products

	February 28,	February 28,
	2003	2002	Change

	(Dollars in millions)
Three months ended	$0.2	$0.7	(63.1)%
Percentage of software product revenues	1.5%	4.1%
Nine months ended	$0.9	$1.8	(51.5)%
Percentage of software product revenues	2.2%	4.7%

      Costs of our software products consists primarily of product media, duplication, manuals, packaging materials, shipping expenses, and in certain instances, royalties for licensing of third-party software incorporated in our products. The decreases in costs of software products in absolute dollars and as a percentage of software product revenues for the three and nine month periods ended February 28, 2003, compared with the same periods a year ago, were primarily attributable to decreased costs of third-party software components and to decreased costs for manuals and other shipping expenses from the prior periods which had approximately $0.1 million in total one-time costs associated with the start-up of European distribution operations. We anticipate that costs of third-party software components will continue to constitute a lower percentage of software product revenues as compared with previous periods.

      In addition, during fiscal years 2003 and 2002, we did not capitalize any software development costs as these costs were not material.

Costs of service and other

	February 28,	February 28,
	2003	2002	Change

	(Dollars in millions)
Three months ended	$3.0	$2.6	16.7%
Percentage of service and other revenues	25.1%	28.7%
Nine months ended	$8.5	$8.4	0.9%
Percentage of service and other revenues	26.7%	29.8%

      Costs of service and other revenues consist of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. The increase in absolute dollars of costs of service and other revenues for the three month period ended February 28, 2003, compared with the same period a year ago, was due to increased compensation costs due to increased headcount necessary to respond to higher demand for services, in large part resulting from the purchase of Enterprise. The decrease as a percentage of service and other revenues was related to an increase in service and other revenues and to increased utilization of resources.

      The increase in absolute dollars for the nine month period ended February 28, 2003, compared with the same period a year ago, was due to increased compensation and other employee related expenses resulting from a slightly higher average headcount. The higher average headcount results from the addition of personnel necessary to respond to increased demand for services and in connection with the Enterprise purchase in December 2002. This compares with the prior year period in which headcount began at a higher level than at any time during the first two quarters of fiscal year 2003, but was reduced during our staffing reorganization during the quarter ended November 30, 2001. The decrease as a percentage of service and other revenues was related to an increase in service and other revenues.

Operating Expenses

Research and development

	February 28,	February 28,
	2003	2002	Change

	(dollars in millions)
Three months ended	$5.9	$5.8	1.6%
Percentage of total revenues	21.2%	23.2%
Nine months ended	$17.0	$17.7	(3.9)%
Percentage of total revenues	23.4%	26.2%

      Research and development expenses consist primarily of employee compensation and benefits, payments to outside contractors, depreciation on equipment used for development and corporate overhead allocations. We anticipate that research and development expenditures will continue to comprise a significant percentage of total revenues because they are essential to maintaining our competitive position. We believe that research and development expenses will increase in absolute dollars, in our quarter ending May 31, 2003, primarily as a result of staffing additions associated the Enterprise purchase, which closed on December 17, 2002. We expect to see increased compensation and other employee related expenses associated with having the additions for the full quarter ending May 31, 2003.

      The slight increase in research and development expenses in absolute dollars for the three month period ended February 28, 2003, compared with the same period a year ago, was due to an increase in capital equipment costs associated with our continued investment in development capabilities. The decrease as a percentage of total revenues was the result of the increase in total revenues.

      The decrease in research and development expenses in absolute dollars for the nine month period ended February 28, 2003, compared with the same period a year ago, was primarily due to a decrease in compensation and other employee related expenses associated with the reduction in staffing in our research and development organization during each of November 2001 and 2002, offset in part by the addition of personnel in connection with the Enterprise purchase during the quarter ended February 28, 2003. The decrease as a percentage of total revenues was due to the decrease in absolute dollars and the increase in total revenues.

Marketing and sales

	February 28,	February 28,
	2003	2002	Change

	(Dollars in millions)
Three months ended	$10.1	$11.5	(11.7)%
Percentage of total revenues	36.4%	45.8%
Nine months ended	$29.6	$39.5	(24.9)%
Percentage of total revenues	40.7%	58.3%

      Marketing and sales expenses consist primarily of employee compensation and benefits, tradeshows, marketing and other lead generation activities, public relations, travel expenses associated with our sales staff and corporate overhead allocations. We anticipate that we will continue to make significant investments in marketing and sales with the goal of continuing to align marketing and sales expenses with anticipated revenues. We believe that marketing and sales expenses will increase in absolute dollars, in our quarter ending May 31, 2003, as a result of staffing additions and increased program spending associated with the Enterprise purchase, which closed on December 17, 2002. We expect to see increased compensation and other employee related expenses associated with having the additions for the full quarter ending May 31, 2003.

      The decrease in marketing and sales expenses in absolute dollars for the three month period ended February 28, 2003, compared with the same period a year ago, was due to a decrease in compensation and other employee related expenses associated with lower average headcount for the period. The lower average headcount results from the reduction in staffing in our marketing and sales organization during the quarter ended November 30, 2002, offset in part by the addition of personnel in connection with the Enterprise purchase during the quarter ended February 28, 2003. The decrease in marketing and sales expenses as a percentage of total revenues for the three month period ended February 28, 2003 was due to the decrease in absolute costs combined with the increase in total revenues for the period.

      The decrease in marketing and sales expenses in absolute dollars for the nine month period ended February 28, 2003, compared with the same period a year ago, was due to a $8.8 million decrease in compensation and other employee related expenses associated with the reduction in staffing in our marketing and sales organization during the quarters ended November 30, 2002 and 2001, offset in part by the addition of personnel in connection with the Enterprise purchase during the quarter ended February 28, 2003, and to a $0.5 million decrease in overall marketing program spending. The decrease in marketing and sales expenses as a percentage of total revenues for the nine month period ended February 28, 2003 was due to the decrease in absolute costs combined with the increase in total revenues for the period.

General and administrative

	February 28,	February 28,
	2003	2002	Change

	(Dollars in millions)
Three months ended	$2.4	$3.1	(22.1)%
Percentage of total revenues	8.5%	12.2%
Nine months ended	$7.3	$8.8	(16.5)%
Percentage of total revenues	10.1%	13.0%

      General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and general management, provisions for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations. We expect general and administrative costs to increase modestly in absolute dollars during the next quarter.

      The decrease in general and administrative expenses in absolute dollars for the three month period ended February 28, 2003, compared with the same period a year ago, was due to a $0.4 million decrease in expenses for outside professional services, including legal fees, and audit and tax fees and a $0.3 million reduction in bad debt expenses, offset in part by a $0.1 million increase in insurance costs. The decrease as a percentage of total revenues for the three month period ended February 28, 2003 was due to the decrease in absolute costs combined with the increase in total revenues.

      The decrease in general and administrative expenses in absolute dollars for the nine month period ended February 28, 2003, compared with the same period a year ago, was due to a $1.1 million decrease in expenses for outside professional services including legal fees, and audit and tax fees and a $0.5 million decrease in bad debt expense and a $0.2 million decrease in other miscellaneous expenses, offset by a $0.3 million increase in insurance costs. The decrease as a percentage of total revenues for the nine month period ended February 28, 2003 was due to the decrease in absolute costs combined with the increase in total revenues.

In-process research and development

	February 28,	February 28,
	2003	2002	Change

	(Dollars in millions)
Three months ended	$1.2	$0.0	nm
Percentage of total revenues	4.3%	0.0%
Nine months ended	$1.2	$0.0	nm
Percentage of total revenues	1.6%	0.0%

      Total in-process R&D expense of $1.2 million for the three month period ended February 28, 2003 was attributable to the Enterprise purchase. The methodology for allocating the purchase price to in-process R&D is determined through established valuation techniques as outlined in the In-Process R&D Practice Aid published by the American Institute of Certified Public Accountants, Inc. (“AICPA”). The fair value allocation to in-process research and development was determined, and expensed upon acquisition, by identifying the research projects for which technological feasibility had not been achieved and which had no alternative future use at the acquisition date, assessing the stage and expected date of completion of the research and development effort at the acquisition date, and calculating the net present value of the cash flows (by discounting expected future cash flows to present value) expected to result from the successful deployment of the new technology resulting from the in-process research and development effort. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the development life cycle based on each in-process R&D project’s stage of completion. The discount rates for existing technology and in-process R&D were 28% and 33%, respectively.

      The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the acquisition date, Enterprise had released Ultraseek 5.0, XML Toolkit 1.0, and the latest version of Quiver to the market. Current development efforts, considered in-process R&D, were focused on Ultraseek 5.1 and XML Toolkit 2.0. There were no development efforts (that meet the criteria of in-process R&D) related to the Quiver product line as of the acquisition date. The estimated stage of completion of both Ultraseek 5.1 and XML toolkit 2.0 was 55% complete.

      The development of the acquired in-process R&D remains a significant risk due to the remaining efforts to achieve technical feasibility, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from several companies. The nature of the efforts to develop these technologies into commercially viable products consists principally of completing the software development relating to the planned new functionalities, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

      The key assumptions underlying the valuations for our purchase acquisition primarily consist of an expected completion date for the in-process projects, estimated costs to complete the projects, revenue and expense projections assuming the products have entered the market, and discount rates based on the risks associated with the stage of completion of the in-process technology acquired.

Amortization of purchased intangible assets

	February 28,	February 28,
	2003	2002	Change

	(Dollars in millions)
Three months ended	$0.6	$0.0	nm
Percentage of total revenues	2.3%	0.0%
Nine months ended	$0.6	$0.0	nm
Percentage of total revenues	0.9%	0.0%

      During the three month period ended February 28, 2003, we amortized $0.6 million of the purchased intangible assets acquired in connection with our Enterprise purchase. We will record quarterly amortization expenses of $0.6 million associated with the purchased intangible assets of Enterprise for a period of 5 years. For additional information regarding purchased intangible assets, see Note 10 to the Consolidated Financial Statements.

Restructuring charges

	February 28,	February 28,
	2003	2002	Change

	(Dollars in millions)
Three months ended	$0.0	$0.0	nm
Percentage of total revenues	0.0%	0.0%
Nine months ended	$1.0	$1.6	(36.5)%
Percentage of total revenues	1.4%	2.3%

      During each of November 2001 and 2002, we executed restructurings designed to reduce costs and to better align our expense levels with anticipated revenue levels and ensure conservative spending during the current period of economic uncertainty.

	February 28,	February 28,
	2003	2002

	(Dollars in millions)
Restructuring charges: (nine month periods ended)
Severance costs	$0.7	$1.2
Legal and other outside services costs	0.1	0.3
Other charges	0.2	0.1

Total restructuring charges	$1.0	$1.6

      During November 2002, we implemented a worldwide restructuring to focus on reducing expenses and improving efficiency due to continued macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, we recorded in the quarter ended November 30, 2002, a $1.0 million restructuring charge, of which approximately $0.7 million was related to severance costs associated with the reduction in the worldwide workforce by approximately 50 employees, approximately $0.1 million to legal and other outside services in connection with the restructuring, and approximately $0.2 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada and the Netherlands and was concentrated in research and development and, to a lesser extent, sales and marketing.

      Of the total $1.0 million restructuring charge, approximately $0.2 million remains unpaid at February 28, 2003. The remaining $0.2 million relates to a facilities lease and will be paid out ratably over the remaining life of the lease, which terminates in October 2005.

      During the quarter ended November 30, 2001, we implemented a worldwide restructuring and recorded a $1.6 million restructuring charge, of which approximately $1.2 million was related to severance costs associated with the reduction in the worldwide workforce by 65 employees, approximately $0.3 million to legal and other outside services in connection with the restructuring and approximately $0.1 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada, the U.K., Germany, France, the Netherlands, Sweden and South Africa. There is no remaining unpaid amount.

Charitable contributions

	February 28,	February 28,
	2003	2002	Change

	(Dollars in millions)
Three months ended	$0.0	$0.0	nm
Percentage of total revenues	0.0%	0.0%
Nine months ended	$0.0	$1.0	(100.0)%
Percentage of total revenues	0.0%	1.5%

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

Other income, net

	February 28,	February 28,
	2003	2002	Change

	(Dollars in millions)
Three months ended	$1.6	$2.3	(29.5)%
Percentage of total revenues	5.7%	9.0%
Nine months ended	$5.4	$7.8	(30.4)%
Percentage of total revenues	7.4%	11.5%

      Other income consists primarily of interest income and realized gains from our investments in marketable securities and, to a lesser extent, the realized foreign currency translation gain (loss).

      The decreases in other income in absolute dollars for the three and nine month periods ended February 28, 2003, compared with the same period a year ago, were primarily due to decreasing overall yields on our portfolio of marketable securities caused by the decreasing interest rate environment, in addition to slightly lower average balances of marketable securities resulting from our repurchases of our common stock. The decrease in other income as a percentage of total revenues for the three and nine month periods ended February 28, 2003 were due to the decreases in absolute dollars combined with the increases in total revenues.

Income tax provision (benefit)

	February 28,	February 28,
	2003	2002	Change

	(Dollars in millions)
Three months ended	$2.2	$1.4	59.3%
Percentage of total revenues	8.1%	5.6%
Nine months ended	$4.5	$(1.3)	nm
Percentage of total revenues	6.2%	(1.9)%

      Income tax provision (benefit) includes U.S. and foreign income taxes, as well as the provision for U.S. taxes on undistributed earnings of international subsidiaries. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

      We expect the tax savings for fiscal 2003 due to research and development tax credits to result in a marginally lower effective tax rate and accordingly applied an effective tax rate of 38.0% to the results of our quarter ended February 28, 2003. For the same reasons, we also applied an effective tax rate of 38.0% to the results of the nine month period ended February 28, 2003 and the three and nine month periods ended February 28, 2002. We anticipate that the effective tax rate for the quarter and annual periods ending May 31, 2003 will also be 38.0%. We will continue to reassess the impact of our research and development expenses on our effective tax rate in future periods.

Liquidity and Capital Resources

	February 28,	February 28,
	2003	2002
Nine Month Periods Ended

	(Dollars in millions)
Net cash provided by operating activities	$16.6	$12.6
Net cash used in investing activities	$(2.9)	$(8.3)
Net cash provided by (used in) financing activities	$(16.4)	$1.1

      As of February 28, 2003, we had $220.6 million in cash and cash equivalents and available-for-sale securities compared to $245.4 million at May 31, 2002. At February 28, 2003, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $137.2 million. As of February 28, 2003, we had a $3 million deferred purchase payment to Inktomi Corp. in connection with the acquisition of certain assets from Inktomi.

      Our cash provided by operating activities increased to $16.6 million for the nine month period ended February 28, 2003, compared to $12.6 million in the prior year period. This $4.0 million increase was primarily due to the increase in net income of $9.5 million, the effect on cash flow of which was further increased by approximately $7.5 million due to greater non-cash expenses in the 2003 period over the prior year period. However, these differences were offset to a large extent by changes in operating assets and liabilities, comprised mostly of a $18.4 million decrease in accounts receivable in the 2002 period compared only to a $2.3 million decrease in the 2003 period, and to a lesser extent by a $4.4 million increased in deferred revenue in the 2002 period compared to $2.1 million increase in the 2003 period.

      Cash used in investing activities for the nine month periods ended February 28, 2003 and 2002 was $2.9 million and $8.3 million, respectively, as the result of net sales of marketable securities offset by capital expenditures of $1.2 million and $2.7 million in the respective periods, and for the nine month period ended February 28, 2003, $23.8 million in costs related to the purchase of the Inktomi Enterprise business. For the nine month periods ended February 28, 2003 and 2002, the capital expenditures consisted primarily of purchases for computer hardware and software.

      Cash used in financing activities for the nine month period ended February 28, 2003 consisted of $28.6 million in repurchases of our common stock through our stock repurchase program, partially offset by a $12.2 million in proceeds from the sale of common stock as a result of stock option exercises and from the issuance of common stock in connection with our Employee Stock Purchase Plan. Cash provided by financing activities for the nine month period ended February 28, 2002 consisted of $13.3 million in proceeds from the sale of common stock as a result of stock option exercises and from the issuance of common stock in connection with our Employee Stock Purchase Plan partially offset by $12.2 million in repurchases of our common stock through our stock repurchase program.

      Our principal commitments as of February 28, 2003, as set forth in the table below consist of obligations under operating leases, totaling $9.3 million over the life of these leases. In addition, we hold $3.0 million as a deferred purchase payment related to Enterprise. On June 17, 2004, we are obligated to pay Inktomi an amount equal to the sum of (i) $3.0 million plus (ii) simple interest thereon calculated from the December 17, 2002 through the date of payment at an annual rate of 1.5%. We shall have the right to withhold or deduct from the deferred payment amount any sum that may be owed to us by Inktomi pursuant to Inktomi’s indemnification obligations under the Purchase Agreement.

	Payments Due by Period

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Contractual Obligations

	($ in millions)
Operating Leases	$9.3	$2.8	$3.8	$1.0	$1.7
Deferred Purchase Payment	3.1	0.0	3.1	0.0	0.0

Total Contractual Cash Obligations	$12.4	$2.8	$6.9	$1.0	$1.7

      On June 20, 2002, we announced an extension of the stock repurchase program we initiated on September 12, 2001. The program calls for the repurchase of outstanding shares of our common stock up to an aggregate value of $50.0 million. Through February 28, 2003, we repurchased and retired 3,952,005 shares of our common stock through open market transactions, valued at approximately $48.5 million. The program will terminate at the end of the current fiscal year ending May 31, 2003 unless extended or shortened by our board of directors.

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

Related Party Transaction

      During the quarter ended February 28, 2003, we extended our current management agreement with Regent Pacific Management Corporation until February 28, 2005, and have an option to further extend the term of this agreement through August 2005. Under the amended agreement, Regent Pacific will continue to provide the services of Gary J. Sbona, the Chief Executive Officer of Regent Pacific, as executive chairman of Verity, and will continue to provide additional Regent Pacific management services to Verity. In accordance with the agreement as originally in effect, Verity pays Regent Pacific $50,000 per week for the management services that Regent Pacific provides to Verity.

Recent Accounting Pronouncements

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

      In November 2001, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” EITF No. 01-09 addresses whether consideration from a vendor to a reseller of the vendor’s products is an adjustment to the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s results of operations, or a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be an expense when recognized in the vendor’s results of operations. EITF No. 01-09 is effective for us beginning November 1, 2001. The adoption of EITF No. 01-09 did not have a significant impact on our financial position or results of operations.

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

      In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of February 28, 2003, our guarantees that were issued or modified after December 31, 2002 were not material. Our guarantees issued before December 31, 2002, which would have been disclosed in accordance with the disclosure requirements of FIN 45, were not material.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends certain provisions of SFAS No. 123 and is effective for financial statements for fiscal years ending after December 15, 2002. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires the disclosure of the pro forma effects on an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We do not currently intend to adopt the fair value based method of accounting for stock-based employee compensation and will continue to apply the intrinsic-value based method.

      In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. We do not have any variable interest entities.

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

Risks Related to Our Business

We have sustained quarterly and annual losses in the past and may not be able to maintain profitability

      We have incurred net losses in the past and, although we reported net income in fiscal year 2002 and the first three quarters of fiscal year 2003, we may not be able to maintain profitability. In the future, our revenues may decline, remain flat, or grow at a rate slower than was experienced in the first two quarters of fiscal year 2002, especially in light of the current economic environment. To achieve revenue growth and maintain fiscal year profitability, we must:

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

Our revenues and operating results may fluctuate in future periods, which could adversely affect our stock price

      The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. We expect our stock price to vary with our operating results and, consequently, any adverse fluctuations in our operating results could have an adverse effect on our stock price. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include:

•	the downturn in capital spending by customers;

•	the size and timing of orders;

•	changes in the budget or purchasing patterns of customers or potential customers, changes in foreign country exchange rates, or pricing pressures from competitors;

•	increased competition in the software and Internet industries;

•	the introduction and market acceptance of new technologies and standards in search and retrieval, Internet, document management, database, networking, and communications technology;

•	variations in sales channels, product costs, the mix of products sold, or the success of quality control measures;

•	the integration of people, operations, and products from acquired businesses and technologies;

•	changes in operating expenses and personnel;

•	changes in accounting principals, such as a requirement that stock options be included in compensation, as is currently being considered by Congress and, which if adopted, would increase our compensation expenses and have a negative effect on our earnings;

•	the overall trend toward industry consolidation; and

•	changes in general economic and geo-political conditions and specific economic conditions in the computer and software industries.

      Any of the factors, some of which are discussed in more detail below, could materially and adversely impact our operations and financial results, and consequently cause our stock price to fall.

Our expenditures are tied to anticipated revenues, and therefore imprecise forecasts may result in poor operating results

      Revenues are difficult to forecast because the market for search and retrieval software is uncertain and evolving. Because we generally ship software products within a short period after receipt of an order, we typically do not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. In addition, a portion of our revenues is derived from royalties based upon sales by third-party vendors of products incorporating our technology. These revenues may be subject to extreme fluctuation and are difficult for us to predict. Our expense levels are based, in part, on our expectations as to future revenues and are, to a large extent, fixed in the short term. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of demand in relation to our expectations or any material delay of customer orders would have an almost immediate adverse affect on our operating results and on our ability to achieve profitability.

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

Changes in effective tax rates could affect our results

      Our future effective tax rates could be adversely affected by earnings being lower than anticipated in foreign countries where we have lower statutory rates, changes in the valuation of our deferred tax assets and liabilities, or changes in U.S. or foreign tax laws or interpretations thereof.

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

Our sales cycle is lengthy and unpredictable

      Any delay in sales of our products and services could cause our quarterly revenue and operating results to fluctuate. The typical sales cycle of our products is lengthy, generally between six to twelve months, unpredictable, and involves significant investment decisions by prospective customers, as well as our education of potential customers regarding the use and benefits of our products. Our customers spend a substantial amount of time before purchasing our products in performing internal reviews and obtaining capital expenditure approvals. We believe our sales cycle lengthened in 2002 and 2003 as a result of macro-economic factors and we cannot be certain that this cycle will not continue to lengthen in the future.

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

      Service and other revenues derived from foreign operations accounted for 15.5%, 13.9%, 6.3% and 6.7% of total revenues for the nine month period ended February 28, 2003, and fiscal years 2002, 2001, and 2000, respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. For the nine month period ended February 28, 2003 and fiscal years 2002, 2001 and 2000, export sales accounted for 21.9%, 21.8%, 26.0% and 19.0% of total revenues, respectively. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below.

A portion of our revenues is derived from sales to the federal government, which are subject to budget cuts and, consequently, the potential loss of revenues upon which we have historically relied

      Revenues derived from sales to the federal and state governments and their agencies were 10.2%, 6.1%, 7.4% and 7.8% of total revenues for the nine month period ended February 28, 2003 and fiscal years 2002, 2001 and 2000, respectively. Future reductions in government spending on information technologies could harm our operating results. In recent years, budgets of many governments and/or their agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

We must successfully introduce new products or our customers will purchase our competitors products

      During the past few years, management and other personnel have focused on modifying and enhancing our core technology to support a broader set of search and retrieval solutions for use on enterprise-wide systems, over online services, over the Internet and on CD-ROM. In order for our strategy to succeed and to remain competitive, we must continue to leverage our core technology to develop new product offerings by us and by our original equipment manufacturer, or OEM, customers that address the needs of these new markets or we must acquire new technology. The development of new products, whether by leveraging our core technology or by acquiring new technology, is expensive. If these new products do not generate substantial revenues, our business and results of operations will be adversely affected. We cannot assure you that any of these new products will be successfully developed and completed on a timely basis or at all, will achieve market acceptance or will generate significant revenues.

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

If we are unable to enhance our existing products to conform to evolving industry standards in our rapidly changing markets, our products may become obsolete

      The computer software industry is subject to rapid technological change, changing customer requirements, frequent new product introductions, and evolving industry standards that may render existing products and services obsolete. As a result, our position in our existing markets or other markets that we may enter could be eroded rapidly by any of these factors, including product advancements by competitors. If we are unable to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, our financial condition and results of operations would be materially and adversely affected.

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

We are dependent on proprietary technologies licensed from third parties, the loss of which could delay shipments of products incorporating these technologies and could be costly

      Some of the technology used by our products is licensed from third parties, generally on a nonexclusive basis. We believe that there are alternative sources for each of the material components of technology we license from third parties. However, the termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in our ability to ship these products while we seek to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could harm our quarterly results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we cannot assure you that we will be able to do so on commercially reasonable terms or at all.

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

Our products employ technology that may infringe on the proprietary rights of third parties, which may expose us to litigation

      Third parties may assert that our products infringe their proprietary rights, or may assert claims for indemnification resulting from infringement claims against us. Any such claims may cause us to delay or cancel shipment of our products, which could harm our business. In addition, irrespective of the validity or the successful assertion of claims, we could incur significant costs in defending against claims. To date, no third party has asserted such claims.

We have been sued in the past and are at risk of future securities class action litigation, due to our past and expected stock price volatility

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

We rely on Regent Pacific Management Corporation for the management of Verity, and the loss of these services could adversely affect our business

      Regent Pacific Management Corporation, a management firm of which Gary J. Sbona, our executive chairman of the board, is chief executive officer, provides management services for us under a management services agreement. The management services provided under our agreement with Regent Pacific include the services of Regent Pacific personnel as part of Verity’s management team. The agreement terminates on February 28, 2005, but provides us with an option to further extend the term of this agreement through August 2005. If we exercise this option, the agreement will terminate after August 2005 unless Regent Pacific and the board agree to further extend it. Verity may discharge Regent Pacific at any time after February 28, 2004 provided that Verity has delivered a 60-day written notice of intent to cancel this agreement. If the agreement with Regent Pacific were canceled or not renewed, the loss of the Regent Pacific personnel could negatively affect our operations, especially during the transition phase to a new management. Similarly, if any adverse change in Verity’s relationship with Regent Pacific occurs, it could hinder management’s ability to direct our business and materially and adversely affect our results of operations and financial condition.

We face intense competition from companies with significantly greater financial, technical, and marketing resources, which could adversely affect our ability to maintain or increase sales of our products

      The information retrieval, classification and recommendation software markets are intensely competitive and we cannot assure you that we will maintain our current position or market share. A number of companies offer competitive products addressing these markets. We compete with Autonomy, Convera, Endeca, FAST, Google and Microsoft, among others. We also compete indirectly with database vendors, such as Oracle, portal vendors, such as Plumtree, and content management system vendors, such as Interwoven, that offer information search and retrieval capabilities with their core products.

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

•	difficulties in integration of the operations, technologies, products and personnel of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	accounting consequences, including changes in purchased research and development expenses, resulting in variability in our quarterly earnings;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in these markets have stronger market positions;

•	the potential loss of key employees of the acquired company;

•	the assumption of known and potentially unknown liabilities of the acquired company;

•	we may find that the acquired company or assets do not further our business strategy or that we paid more than what the company or assets are worth;

•	we may have product liability associated with the sale of the acquired company’s products;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies;

•	our relationship with current and new employees and clients could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties who believe a claim against us would be valuable to pursue;

•	our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters; and

•	insufficient revenues to offset increased expenses associated with acquisitions.

      Acquisitions may also cause us to:

•	issue common stock that would dilute our current stockholders’ percentage ownership;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets; or

•	incur large and immediate write-offs.

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

Risks Related to Ownership of Our Common Stock

          The market price of our common stock will fluctuate and you may lose all or part of your investment

      Our common stock is quoted for trading on the Nasdaq National Market. The market price for our common stock may continue to be highly volatile for a number of reasons including:

•	future announcements concerning us or our competitors;

•	quarterly variations in operating results;

•	announcements of technological innovations;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	announcements of acquisitions by us or competitors;

•	litigation involving proprietary rights or other matters; and

•	changes in earnings estimates by analysts or other factors.

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

          We have implemented certain anti-takeover provisions that may prevent or delay an acquisition of Verity that might be beneficial to our stockholders

      Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	establishment of a classified board of directors such that not all members of the board may be elected at one time;

•	the ability of the board of directors to issue, without stockholder approval, up to 1,999,995 shares of preferred stock to increase the number of outstanding shares and thwart a takeover attempt;

•	no provision for cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	limitations on who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

      We also have in place a Share Purchase Rights Plan, commonly referred to as a “poison pill.” In addition, the anti-takeover provisions of Section 203 of the Delaware General Corporations Law and the terms of our stock option plan may discourage, delay or prevent a change in control of Verity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of February 28, 2003, approximately 62% of our portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. The only material market risk to which these instruments are subject is interest rate risk. None of our investments are entered into for trading purposes.

      The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of February 28, 2003:

	FY2003	FY2004	FY2005	FY2006	Total	Fair Value

	(Dollars in thousands)
Cash equivalents	$21,418	—	—	—	$21,418	$21,418
Average interest rate	0.5%	—	—	—
Short-term investments	$68,159	$47,620	—	—	$115,779	$115,779
Average interest rate	2.7%	4.3%	—	—
Long-term investments	—	$10,272	$43,295	$29,812	$83,379	$83,379
Average interest rates	—	3.2%	3.3%	3.3%

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

      Not Applicable.

Item 3.     Defaults upon Senior Securities

      Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

      Not Applicable.

Item 5.     Other Information

Non-audit Services

      Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved by the Company’s Audit Committee to be performed by PricewaterhouseCoopers LLP, the company’s external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of the Company. Following the quarterly period covered by this filing, the Audit Committee approved no new or recurring engagements of PricewaterhouseCoopers LLP. The Company has previously approved for fiscal 2003 the following non-audit services: (1) tax compliance services; (2) tax consulting services; and (3) financial due diligence in connection with potential mergers or acquisitions.

Item 6.     Exhibits and Reports on Form 8-K

      A.     Exhibits — See Exhibit Index

      B.     Reports on Form 8-K

      We filed one report on Form 8-K and one report on Form 8-K/ A during the quarter covered by this report.

Date	Item Reported On

December 20, 2002	Items 2 and 7. On December 17, 2002 we announced that we had completed the purchase of certain assets from Inktomi Corporation.
February 27, 2003	Item 7. Financial Statements, Pro forma Financial Information and Exhibits in connection with the purchase of certain assets from Inktomi Corporation.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITY, INC.

By:	/s/ STEVEN R. SPRINGSTEEL

Steven R. Springsteel
Senior Vice President of Finance and
Administration and Chief Financial Officer

Dated: April 10, 2003

CERTIFICATION

I, Anthony J. Bettencourt, III., certify that:

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

/s/ ANTHONY J. BETTENCOURT, III.

Anthony J. Bettencourt, III.
President and Chief Executive Officer

Date: April 10, 2003

CERTIFICATION

I, Steven R. Springsteel, certify that:

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

/s/ STEVEN R. SPRINGSTEEL

Steven R. Springsteel
Senior Vice President of Finance and
Administration and Chief Financial Officer

Date: April 10, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

2.1	Asset Purchase Agreement among Inktomi Corporation, Quiver, Inc., Ultraseek Corporation, Quiver Ltd. and the Company, dated November 13, 2002.(1)
2.2	Amendment No. 1 to Asset Purchase Agreement among Inktomi Corporation, Inktomi Quiver Corporation, Ultraseek Corporation, Quiver Ltd. and the Company, dated December 17, 2002, amending Asset Purchase Agreement dated November 13, 2002.(1)
3.1	Restated Certificate of Incorporation of the Company.(2)
3.2	By-Laws.(2)
10.3	1995 Stock Option Plan, as amended.
10.6	1996 Nonstatutory Stock Option Plan, as amended.
10.7	1997 Nonstatutory Stock Option Plan for Verity Canada, as amended.
10.41	Offer Letter, between Steven R. Springsteel and the Company, dated December 27, 2002.
10.42	Sixth Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc., dated March 4, 2003.
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 8-K filed December 20, 2002.

(2)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 2000.