Form 10-K
period 2003-05-31
VERITY INC \DE\
filed 2003-08-07
CIK 949956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on November 29, 2002, as reported on Nasdaq National Market was approximately $320,229,000. Excludes approximately 11,476,000 shares of Common Stock held collectively by the executive officers and directors of the registrant and by each person who owned 5% or more of the outstanding Common Stock as of such date. Exclusion of shares held by any person should not be construed to indicate that such person is an affiliate of the registrant.

The number of shares of the registrant’s Common Stock outstanding on July 31, 2003 was 37,357,619.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held October 23, 2003, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

i

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

PART I

Item 1. Business

We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business. Verity, TOPIC, KeyView, Knowledge Organizer and Ultraseek are registered trademarks. The Verity logo, Verity Portal One and Powering Business Portals are trademarks of Verity, Inc. in the United States and numerous other countries. This Annual Report on Form 10-K also includes trademarks owned by other parties.

You should carefully read the information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes beginning on page 51 of this Annual Report on Form 10-K. Our business involves significant risks. You should carefully consider the information under the heading “— Risk Factors” below. In addition, this Annual Report contains forward-looking statements that relate to future events or future financial performance. See “Forward-Looking Statements” at the end of this Item 1 regarding information that readers should be aware of in reading these forward-looking statements.

Overview

We are a leading provider of intellectual capital management software that enables our customers to maximize their return on their information assets. The intellectual capital management software market is in great part the convergence of many core markets in which we have participated for years, including search, corporate portals, and e-commerce, among others.

We develop, market and support infrastructure products for corporate intranets, extranets, web sites, corporate portals, business applications, online publishers, e-commerce providers and original equipment manufacturer (“OEM”) toolkits for independent software vendors (“ISVs”). Our comprehensive and integrated product family enables numerous enterprise-wide functionalities, all from the same underlying Verity information index. Our products organize and provide simple, single-point access to information across the entire enterprise. In doing so, our products can be used to create or enhance business portals, which leverage the value of existing investments in intranets and business applications.

Our software has been licensed directly to over 3,500 corporations, government agencies, software developers, information publishers and e-commerce vendors. We focus on several core markets, including intranet-based applications for large corporate and government organizations, information retrieval solutions for e-commerce merchants, Internet sites and electronic publishers, and OEM toolkits for ISVs. We pursue sales opportunities within organizations and government agencies through the efforts of our direct sales force and our products are also sold indirectly through a network of value added resellers and system integrators, and as OEM toolkits through ISVs that embed Verity technology in their products or services.

In December 2002, we completed the acquisition of the enterprise search assets of Inktomi Corporation, further expanding our product portfolio to include solutions for smaller organizations and departments within larger enterprises. In addition to addressing these markets, the acquired enterprise search software, re-branded Verity Ultraseek, is in use at a number of larger enterprises for search-only applications as well. We are continuing development and support of the Ultraseek product line, and believe that the larger enterprises in the installed base represent an upgrade opportunity to our broader intellectual capital management solutions as their needs grow.

We were organized as a California corporation in March 1988 and reincorporated in Delaware in September 1995. Our principal executive offices are located at 894 Ross Drive, Sunnyvale, California 94089, and our telephone number is (408) 541-1500.

The Verity Solution

Our comprehensive and integrated product families enable enterprise-wide document indexing, content organization, search and retrieval, organization and navigation, viewing, personalized dissemination, document recommendation, expert and community location, and hybrid online and CD/DVD publishing. Our products organize and provide simple, single-point access to information across the entire enterprise. By doing so, our products can be used to create or enhance business portals, which leverage the value of existing investments in intranet, Internet and network infrastructure. We believe the functionality and flexibility of our products enable us to offer our customers an intellectual capital management solution that strengthens their businesses by improving efficiency, employee productivity and communication.

Our cross-platform knowledge retrieval product suite is scalable and is designed to solve the knowledge retrieval problems of web, enterprise and commerce sites. Our products:

•	use a combination of full text, metadata and rule-based methods to index and retrieve information stored in a variety of formats and systems across corporate intranets, extranets and portals, and the Internet, as well as information stored in other enterprise applications via gateways;

•	organize and rank the relevance of selected information, enabling users to filter and evaluate information personalized to their specific needs and interests;

•	enable user-initiated queries, and also enable the construction of automated software agents that actively and continuously monitor Internet and intranet information sources such as web sites, news feeds and file systems for new information or changes in content matching user profiles;

•	enable the high-speed classification of information, the organization of information into taxonomies and the visual navigation of information;

•	deliver the ability to filter most common file formats for viewing, and to convert most common file formats to HTML (Hypertext Markup Language) and XML (Extensible Markup Language);

•	use the information created by individuals searching for and retrieving documents to automatically recommend additional documents, locate subject matter experts, and recognize communities of users with similar interests; and

•	allow organizations to build hybrid online and offline information distribution systems by publishing information on CD-ROM and DVD-ROM, maintaining links to active web sites and enabling automatic synchronization between the Web and a user’s local computer.

We originally developed our core search and retrieval technology for use by large government agencies in the defense and intelligence communities. In the past several years, we have enhanced and expanded our family of products and markets. Today, we offer a broad range of infrastructure products for corporate intranets, extranets, web sites, corporate portals, business applications, online publishers, e-commerce providers and original equipment manufacturer toolkits for independent software vendors. Our comprehensive and integrated product family enables numerous enterprise-wide functionalities, all from the same underlying Verity information index. Our products organize and provide simple, single-point access to information across the entire enterprise. In doing so, our products can be used to create or enhance business portals, which leverage the value of existing investments in intranets and business applications.

Corporate Intranets, Extranets and Portals. We market an integrated product suite enabling public and private organizations to index, search, retrieve, classify, organize, navigate, disseminate and publish textual information residing in many document formats and in web and file servers distributed across the enterprise. Verity K2 Enterprise is designed to serve as the foundation of a well-designed intellectual capital management solution, often deployed as a corporate portal or business application. Verity K2 Enterprise and Ultraseek provide enhanced portal return on investment through advanced search and accurate content organization. Our social network technology uses the information created by individuals searching for and retrieving documents to automatically recommend additional documents or topics, locate subject matter experts, and recognize which documents are most likely to be relevant for a particular user’s query, adapting the rankings appropriately. Verity Profiler screens documents as they are added to the index and can be configured to tag content or notify users or classes of users via email or personal web pages. Verity Intelligent Classifier includes tools to quickly and easily build, share, reuse, test and modify enterprise taxonomies, or directories of information. For especially long or complex documents, Verity Document Navigator provides a publishing tool, which turns long, awkward documents into rich Web publications that users can easily search and navigate.

Electronic Commerce and Publishing. E-commerce vendors, including online stores and publishers, demand fast and accurate searches across large bodies of content. Our Internet products are designed to provide e-commerce vendors and online information publishers with an integrated solution enabling their users to efficiently navigate product catalogs, news services and document repositories, whether online or from a remote, disconnected location. Through the use of our knowledge retrieval products, vendors have the ability to convert more site visitors into buyers and more buyers into repeat customers. Our product offerings include Verity K2 Catalog, Verity Ultraseek, and Verity Publisher. Verity K2 Catalog is designed for scalability to support the largest commercial Internet sites and to enable millions of products and documents to be searched and indexed by hundreds of users simultaneously. Verity Ultraseek is designed to be deployed quickly, and provide high quality search with a minimal investment in resources for administration and management. Verity Publisher allows high-volume commercial and corporate publishers to use web-based information offline or from a low cost, searchable alternative media.

OEMs and Embedded Solutions. Our toolkits enable software developers to embed our search-and-retrieval, profiling agent, and viewing and filtering technologies within their products. Our technology has been embedded in: document repository systems offered by Documentum, Stellent and FileNET; enterprise resource planning systems from SAP and PeopleSoft; and many business applications including relational and object-oriented database products and resume tracking, customer relationship management and help desk systems.

Products

Our intellectual capital management product suite enables organizations to turn corporate intranets and extranets into a powerful knowledge base or corporate portal, making business information accessible and reusable across the enterprise. Our comprehensive and integrated product family enables enterprise-wide document indexing, content organization, search and retrieval, recommendation based on social network technology and personalized information dissemination, all from the same underlying Verity index. Because our products are designed to work together, customers may begin by deploying basic retrieval technology and can later incorporate more sophisticated content organization and social network technology as their business needs expand. Additionally, because we offer solutions ranging from small enterprises and departmental solutions through the largest organizations, our customer’s investment is preserved by our capability to expand to support the greater demands on document repositories, corporate intranets and extranets as they grow. Product revenues represented 56%, 60% and 75% of total revenues in fiscal years 2003, 2002 and 2001, respectively.

Enterprise Business Portal Products:

Verity K2 Enterprise. Verity K2 Enterprise is intellectual capital management infrastructure software that indexes, searches and retrieves information located in various repositories across an enterprise. Applications include corporate intranets, portals, extranets, research and development, executive messaging and business intelligence systems. K2 Enterprise utilizes the Verity K2 architecture to deliver content organization, social network technology, rapid integration, extreme scalability, fault-tolerant operation and global support including support for multiple languages through best-of-breed locales.

Verity K2 Catalog. Verity K2 Catalog is e-business infrastructure that indexes, searches and retrieves information in Business-to-Customer and Business-to-Business environments. K2 Catalog utilizes the Verity K2 architecture to deliver intelligent merchandising based on Verity’s content organization technology, social network technology, rapid integration, adaptive personalization, extreme scalability, fault-tolerant operation and global support, including support for multiple languages through best-of-breed locales.

Verity Gateways. These add-on products and integration services extend the indexing range of Verity products. Through the use of gateways, Verity develops and markets access and indexing for popular information products, including Documentum, Lotus Notes, Microsoft Exchange, FileNet, Web and file servers, and relational databases.

Verity Ultraseek. Acquired in 2002 from Inktomi Corporation and re-branded Verity Ultraseek, this software provides high quality basic search functionality, with a minimum investment in resources for setup, administration, and ongoing management. The Content Classification Engine add-on provides simple rules-based categorization to allow navigation via browse in addition to search. Verity Ultraseek is ideal for small and mid-size enterprises, as well as larger enterprises not yet ready for a wider intellectual capital management deployment, and therefore primarily interested in quick implementation of basic search functionality.

Verity Federator. This application, introduced in 2003, enables search across multiple heterogeneous sources (federated search), whether the indices are Verity created and maintained (K2 or Ultraseek) or other information sources inside or outside the enterprise. With a single query, users can search all, or a subset of, the defined repositories and get an integrated results set, saving significant time. Verity provides “workers” (connectors) to K2 and Ultraseek, and using the Federator Developer’s Kit (“FDK”) customers can quickly build workers for almost any information source.

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

Verity Profiler. Verity Profiler enables users to develop applications that use content and metadata to classify information automatically and trigger business events. Profiler enables developers to build specialized applications, using Verity’s patented technology, to disseminate information accurately to users, to notify users about critical new information, or to classify documents into specific categories.

Verity Intelligent Classifier. Verity Intelligent Classifier includes tools to quickly and easily build, share, reuse, test and modify enterprise taxonomies, or directories of information. The system includes capabilities for document clustering via Thematic Mapping, category-specific business rules and automatic classification of information.

Verity Document Navigator. Verity Document Navigator provides a publishing tool, which turns long, awkward documents into rich Web publications that users can easily search and navigate. Users can search and traverse an automatically generated table of contents, and efficiently find valuable information hidden within large documents. Users can create these searchable publications from any format Verity supports, including Microsoft Word, HTML and PDF.

Verity Keyview Export SDK (“Verity Export”). Verity Export provides on-demand, server-side conversion of documents to valid XML using a predefined Verity document type definition. The resulting XML can be indexed and searched, and viewed using cascading style sheets or extensible style language. Verity Export also provides, on-demand, server-side conversion of documents to web-ready HTML, so users can see any document, spreadsheet or presentation instantly through their browsers without the use of any other application.

Verity Keyview Filter SDK (“Verity Filter”). Verity Filter is designed to allow independent software vendors to embed Verity’s filtering functionality within their own applications. This allows their applications to index and search multiple file formats by extracting text and converting it to a data stream or ASCII text file.

Verity KeyView Viewer SDK (“Verity Viewer”). Verity Viewer is designed to allow independent software vendors to embed KeyView functionality within their own applications.

Services

We make extensive technical support and training services available for our customers, and provide consulting services designed to assist our customers in utilizing Verity software to develop custom search and retrieval, content organization and/or social network applications. As of May 31, 2003, we employed 34 people in our technical support organization, 49 people in our consulting group and 3 people focused on developing and coordinating training services.

Services revenues represented 44%, 40% and 25% of total revenues in fiscal years 2003, 2002 and 2001, respectively.

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

Consulting. We offer consulting services to our enterprise customers, OEMs, VARs and system integrators to assist them in designing and deploying Verity applications tailored to meet their particular information search and retrieval needs. Consulting services have typically been offered on a time and materials basis.

Training. We provide training services at our own training facilities located in Sunnyvale, California, and London, United Kingdom, as well as at the facilities of our customers, VARs and system integrators worldwide. We also provide training through certain authorized third parties. Courses are also delivered online. We have developed an extensive set of courses and materials for presentation by our professional instructors. We believe our training helps assure increased customer satisfaction while enhancing our ability to make additional sales to our existing customer base. Customers typically pay for training services on a per course or per day fee basis.

Customers

Our software has been licensed directly to over 3,500 corporations, government agencies, software developers, information publishers and e-commerce vendors. We focus on several core markets, including intranet-based applications for large corporate and government organizations, information retrieval solutions for e-commerce and electronic publishers, and OEM toolkits for ISVs. See our Consolidated Financial Statements beginning on page 51 of this Annual Report on Form 10-K for our total revenues, net income and total assets. See Note 12 of Notes to Consolidated Financial Statements beginning on page 56 of this Annual Report on Form 10-K for a discussion of our international revenues, income from operations and long-lived assets by geographic region. See “Our business may suffer due to risks associated with international sales” under the caption “Risk Factors” at the end of this Item 1 for a description of risks attendant to foreign operations. Revenues from foreign countries accounted for 15% of our revenues in fiscal 2003. International revenues, in total, accounted for 37% of our revenues in fiscal 2003.

Revenues derived from sales to the federal and state governments and their agencies were 9.8%, 6.1% and 7.4% of total revenues for fiscal years 2003, 2002 and 2001, respectively. Almost all of our government contracts contain termination clauses, which permit contract termination upon our default or at the option of the other contracting party.

Seasonality

General economic conditions have an impact on our business and financial results. The markets in which we sell our products and services have, at times, experienced weak economic conditions that have negatively affected revenues. Our quarterly results reflect distinct seasonality in the sale of our products and services, as our revenues are typically highest in our fourth fiscal quarter and sequentially lowest in our first fiscal quarter.

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

Direct Sales. Our direct sales force is trained to assist customers to acquire and utilize our suite of products to integrate information residing within the organization in a variety of repositories, such as Lotus Notes, Documentum, Microsoft Exchange, relational databases and web and file servers. Our direct sales force also targets online service providers and publishers of information stored on both the Internet and CD-ROM/DVD-ROM. We maintain direct sales offices or personnel in a number of metropolitan areas across the United States, including Falls Church, Newton, Chicago, Dallas, New York, and Sunnyvale. European direct sales operations are located in London, Utrecht (The Netherlands), Munich and Paris. We also have direct sales offices located in Australia and Mexico.

Channel Sales. We work with a variety of partner types, including OEM customers, ISVs and System Integrator Alliances. Partner companies are chosen based upon a strong mutual value-proposition and willingness to collaborate closely with our direct sales team. While our partner agreements may provide for resale rights in some cases, the majority of the time both sides sell their own products and services to satisfy mutual customer needs. Our products are also resold through partners in North America, Western Europe, Asia, South Africa and Australia.

Our technology is also sold as an integrated OEM feature of more than 260 software applications offered by over 100 OEM and ISV providers. Our OEM partners are drawn from such application markets as:

•	application integration (iManage, iPlanet, Macromedia, TIBCO);

•	groupware (Lotus);

•	document and content management (Documentum, FileNET, Stellent);

•	enterprise resource planning systems (PeopleSoft, SAP);

•	help desk and customer relationship management solutions (Kana, Peregrine, ServiceWare);

•	e-commerce (Haht Software);

•	personal productivity (Adobe); and

•	storage (OTG/Legato).

Our marketing activities are targeted at building market awareness and identifying prospective customers for enterprise, Internet and e-commerce, online publishing, hybrid CD-ROM/DVD-ROM-Web and OEM applications. Our marketing efforts include participation in tradeshows, conferences and industry events, Verity seminars, industry speaking engagements, and advertising and direct mail campaigns targeting specific markets such as corporate portal developers, intranet web site and content managers, and online catalog developers. Certain of our OEM contracts also provide for brand name exposure concerning the ISV’s embedding of Verity technology. We also maintain an active public relations program targeting industry analysts and leaders in the trade and business press, and maintain a public web site, which has been a source of sales leads. As of May 31, 2003, our sales and marketing organizations consisted of 164 employees.

Technology

Our core technology was originally developed by us for use by large government agencies in the defense and intelligence communities to perform complex, customized search and retrieval applications on stand-alone, host-based systems. Since early fiscal 1994, we have expanded our product offerings to support commercial client/server and web-based computing environments. We have expanded our markets to include corporate intranets and e-commerce vendors, ISVs and online and CD-ROM/DVD-ROM information publishers. Our technologies address the major aspects of knowledge retrieval including document indexing, query formulation and search execution, ranking and presentation of results, parametric selection, federated search, document profiling, content organization, automated information dissemination, social networks/automatic recommendation of documents and subject matter experts, viewing and filtering, and hybrid CD-ROM/DVD-ROM-Web publishing.

Document Indexing. The search technology incorporated in our server products and OEM applications indexes documents automatically based upon administrator-specified criteria. This index is referred to as a “Verity collection.” Verity indices exploit full text, metadata and our unique knowledge mapping system, Topics. Collections created through the indexing process contain the results of text analysis performed by our engine, as well as information about the document’s context and structure. End users with Verity-based applications or standard web browsers can search those collections that administrators make available to them. The Verity architecture is designed to permit real-time indexing of new documents into a Verity collection, even while users actively search that collection. As a result, the system provides enhanced availability, and is designed to operate during maintenance and back up. The Verity K2 architecture enhances the availability of our applications by providing redundant processing paths, further enhancing system availability.

Query Formulation and Search Execution. Our search technology is designed to enable users to formulate and refine queries using a series of information retrieval methods including keyword, thesauri, dictionaries and concept-based retrieval. Once formulated, queries can be used to retrieve archived information using a standard, interactive search. Our core query formulation technology is the Verity Query Language, which contains more than 30 operators that can be used to formulate precise and filtered information requests. Our search engine is designed with an open architecture, which employs multiple search techniques and supports incorporation of additional techniques by us, by third parties or by organizations building custom applications. This open environment enables third-party developers to extend the functionality and capabilities of our products and tools. Our high performance search technology employs a network of brokers and servers to offer scalable, parallel searching across hundreds of millions of documents. The technology is designed to scale linearly with the growth of users, documents or queries, and to support the largest corporate intranets and e-commerce sites.

Ranking and Presentation of Results. The results obtained by matching queries against document collections are provided with a relevance score calculated by the Verity engine. This score may be presented, along with other available document-attribute information desired by the user, in a customizable results list. We have also developed functionality that enables the organization or “clustering” of search results according to common themes within the retrieved documents. We also provide automatic document summarization and query by example, a facility allowing any document to be turned into a “find more documents like this” query. Sets of documents may also be navigated as a directory using Knowledge Organizer to organize documents into taxonomies that can be browsed visually.

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

Social Networks/Automatic Recommendation of Documents and Subject Matter Experts. Verity’s social network technology employs proprietary Tensor Space Analysis to provide a number of personalization features. These include recommending similar documents based on current queries and/or past user behavior, locating subject matter experts within the organization, recognizing and bringing together communities of users that share similar interests, and using both implicit and explicit feedback to enhance result list ranking.

Viewing and Filtering. Document filtering automatically detects the kind of document being indexed and isolates the text to be indexed from embedded formatting information. Filters are designed to enable the indexing engine to handle a wide variety of document types and formats. The threadsafe nature of our filters helps assure fast and reliable access to documents for searching. Our viewing technology is designed to provide users with the ability to view documents in a variety of formats without the use of the application, which generated the document. On the basis of our filtering and viewing technology, we have developed a series of applications. These include the KeyView Pro desktop viewing product, and Verity Export, a toolkit for building applications that require conversion of documents into web-ready HTML or valid XML.

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

Product Development

Our development efforts are focused on expanding our suite of products, designing enhancements to our core technology, and addressing additional technical challenges inherent in developing new applications for enterprise, e-commerce and OEM markets. Our research and development is focused on enhancing core indexing and search performance and precision, data access and security gateways, enterprise scalability, business portal functionality, programmable application programming interfaces, product deployability, and information classification and social networks technology. As of May 31, 2003, there were 144 employees on our research and development staff. Our research and development expenditures in fiscal 2003, fiscal 2002 and fiscal 2001 were $23.0 million, $23.6 million and $21.6 million, respectively, which represented 22.5%, 25.2% and 14.9% of total revenues, respectively. We expect that we will continue to commit substantial resources to product development in the future.

Competition

The intellectual capital management infrastructure software market is intensely competitive. We believe that the principal competitive factors in such market are:

•	depth and breadth of solutions;

•	performance and price;

•	vendor and product reputation;

•	product quality;

•	strategic alliances;

•	product functionality and features

•	availability of consulting services; and

•	quality of support.

A number of companies offer competitive products addressing certain of our target markets. In the enterprise market, we compete with Autonomy, Convera, Endeca, FAST, Google, Hummingbird, iPhrase, Mercado, Microsoft, Open Text and Thunderstone, among others. Plumtree is on occasion a competitor, but is viewed primarily as our partner and customer. In the Internet/publishing market, we compete with Autonomy, Convera, Dataware, FAST, iPhrase, Lotus and Microsoft, among others. We also compete indirectly with database vendors, such as Oracle, that offer information search and retrieval capabilities with their core database products, as well as with ERP (Enterprise Resource Planning) vendors, such as SAP, that offer these capabilities as part of their overall solution. In the future, we may encounter competition from companies that enhance products such as:

•	application servers;

•	content and document management systems;

•	groupware applications;

•	Internet products; and

•	operating systems to include text search and retrieval features.

Many of our existing competitors have significantly greater financial, technical and marketing resources than we do. Although we believe that our products and technologies compete favorably with respect to each of the factors outlined above, we cannot assure you that we will be able to compete successfully against our current or future competitors or that competition will not seriously harm our business.

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

Our Verity Publisher product competes primarily with Dataware, Enigma and Nextpage.

Proprietary Rights

Our success and ability to compete is dependent in part upon our proprietary technology. Any failure to adequately protect our proprietary rights could result in unexpected costs and delays in shipment. While we rely on trade secret and copyright law to protect our technology, we believe that the following factors are more essential to establishing and maintaining a technology leadership position:

•	the technological and creative skills of our personnel;

•	delivery of new products;

•	frequent enhancements to existing products;

•	brand/name recognition; and

•	reliable product maintenance.

We presently have three issued patents, relating to our search and retrieval technology, one of which will expire in 2016 and the other two in 2020, and thirteen patent applications pending. While we believe that our patents have value, no single patent itself is important to us. We cannot assure you that other companies will not develop technologies that are similar or superior to our technology. The source code for our proprietary software is protected both as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries.

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

Some of the technology used in our products is licensed from third parties, generally on a nonexclusive basis. We believe that there are alternative sources for each of the material components of technology we license from third parties. However, the termination of any of these licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in a delay in our ability to ship these products while we seek to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on our quarterly results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of our products or relating to current or future technologies, we cannot assure you that we will be able to do so on commercially reasonable terms or at all.

Employees

As of May 31, 2003, we had a total of 438 employees, including 144 in research and development, 137 in sales, 27 in marketing and business development, 86 in customer support and professional services, 39 in administration and 5 in manufacturing. Of these employees, 286 were located in the United States, 71 in Europe, 77 in Canada, 2 in Australia and 2 in Mexico. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Business Acquisitions

On December 17, 2002, we acquired from Inktomi assets relating to Inktomi’s enterprise search software business, which includes basic search, categorization and content refinement capabilities, as well as its XML technology assets, and entered into a license agreement relating to Inktomi’s enterprise search software business. We paid $25 million in cash, and also assumed Inktomi’s obligations under certain existing enterprise search business contracts, including customer support obligations. In addition, we offered employment to selected development, sales and marketing, and support personnel from Inktomi’s enterprise search business unit. Of the total purchase price, we retained $3 million in order to secure Inktomi’s indemnification obligations under the Purchase Agreement. On June 17, 2004, we are obligated to pay Inktomi this amount plus interest thereon calculated at an annual rate of 1.5%. We shall have the right to withhold or deduct from the deferred payment amount any sum that may be owed to us by Inktomi pursuant to Inktomi’s indemnification obligations under the Purchase Agreement.

Available Information

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports on the day of filing with the Securities and Exchange Commission (“SEC”) through our website at www.verity.com. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website or any of the information contained therein should be deemed to be part of, or incorporated into, this Annual Report.

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

Risks Related to Our Business

We have sustained quarterly and annual losses in the past and may not be able to maintain profitability

We have incurred net losses in the past and, although we reported net income in fiscal years 2002 and 2003, we may not be able to maintain profitability. In the future, our revenues may decline, remain flat, or grow at a rate slower than was experienced in fiscal year 2003, especially in light of the current economic environment. To achieve revenue growth and maintain fiscal year profitability, we must:

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

Our sales cycle is lengthy and unpredictable

Any delay in sales of our products and services could cause our quarterly revenue and operating results to fluctuate. The typical sales cycle of our products is lengthy, generally between six to eighteen months, unpredictable, and involves significant investment decisions by prospective customers, as well as our education of potential customers regarding the use and benefits of our products. Our customers spend a substantial amount of time before purchasing our products in performing internal reviews and obtaining capital expenditure approvals. We believe our sales cycle lengthened in 2002 and 2003 as a result of macro-economic factors and we cannot be certain that this cycle will not continue to lengthen in the future.

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

Service and other revenues derived from foreign operations accounted for 15.0%, 13.9% and 6.3% of total revenues for fiscal years 2003, 2002, and 2001, respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. For fiscal years 2003, 2002 and 2001, export sales accounted for 22.4%, 21.8% and 26.0% of total revenues, respectively. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below.

A portion of our revenues is derived from sales to the federal government, which are subject to budget cuts and, consequently, the potential loss of revenues upon which we have historically relied

Revenues derived from sales to the federal and state governments and their agencies were 9.8%, 6.1% and 7.4% of total revenues for fiscal years 2003, 2002 and 2001, respectively. Future reductions in government spending on information technologies could harm our operating results. In recent years, budgets of many governments and/or their agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

We must successfully introduce new products or our customers will purchase our competitors products

During the past few years, management and other personnel have focused on modifying and enhancing our core technology to support a broader set of search and retrieval solutions for use on enterprise-wide systems, over online services, over the Internet and on CD-ROM. In order for our strategy to succeed and to remain competitive, we must continue to leverage our core technology to develop new product offerings by us and by our OEM customers that address the needs of these new markets or we must acquire new technology. The development of new products, whether by leveraging our core technology or by acquiring new technology, is expensive. If these new products do not generate substantial revenues, our business and results of operations will be adversely affected. We cannot assure you that any of these new products will be successfully developed and completed on a timely basis or at all, will achieve market acceptance or will generate significant revenues.

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

We face intense competition from companies with significantly greater financial, technical, and marketing resources, which could adversely affect our ability to maintain or increase sales of our products

The information retrieval, classification and recommendation software markets are intensely competitive and we cannot assure you that we will maintain our current position or market share. A number of companies offer competitive products addressing these markets. In the enterprise market, we compete with Autonomy, Convera, Endeca, FAST, Google, Hummingbird, iPhrase, Mercado, Microsoft, Open Text and Thunderstone, among others. Plumtree is on occasion a competitor, but is viewed primarily as our partner and customer. In the Internet/publishing market, we compete with Autonomy, Convera, Dataware, FAST, iPhrase, Lotus and Microsoft, among others. We also compete indirectly with database vendors, such as Oracle, that offer information search and retrieval capabilities with their core database products, as well as with ERP (Enterprise Resource Planning) vendors, such as SAP, that offer these capabilities as part of their overall solution.

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

The business of many of our customers, and consequently our ability to sell our products, would be seriously harmed if:

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock will fluctuate and you may lose all or part of your investment

Our common stock is quoted for trading on the Nasdaq National Market. The market price for our common stock has been, and may continue to be, highly volatile for a number of reasons including:

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

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in fiscal year 2003, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, earnings per share would have been reduced by $1.77 per share. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants to employees that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as an expense using the fair value method. See Notes 2 and 7 of Notes to Consolidated Financial Statements for a more detailed presentation of accounting for stock-based compensation plans.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of June 30, 2003, our executive officers and certain other key employees were as follows:

Name	Age	Position
Gary J. Sbona	59	Executive Chairman of the Board
Anthony J. Bettencourt	42	President and Chief Executive Officer
Stephen W. Young	54	Chief Operating Officer
Dr. Ashok K. Chandra	54	Senior Vice President, Development and New Business Activities
Steven R. Springsteel	45	Senior Vice President of Finance and Administration and Chief Financial Officer
Andrew D. Feit	42	Senior Vice President, Marketing
Sunil D. Nagdev	39	Senior Vice President, Professional Services and Technical Support
Michael D. Mooney	42	Senior Vice President, North American Sales & Business Development
Dr. Prabhakar Raghavan	42	Vice President and Chief Technology Officer
Hugo Sluimer	50	Senior Vice President, International Sales & European Operations
Paul H. Cook	46	Vice President, Corporate Controller

GARY J. SBONA has served as our Executive Chairman since March 2003 and as the Chairman of our Board of Directors since March 1999. Mr. Sbona served as our Chief Executive Officer from July 1997 through February 2003 and has been a director since May 1998. Mr. Sbona also served as our President from July 1997 to September 1999. Mr. Sbona currently serves as Chairman and Chief Executive Officer of Auspex Systems Inc. and Clarent Corporation. In addition, Mr. Sbona serves as a director of Calico Commerce, Inc. Since 1974, Mr. Sbona also serves as Chairman and Chief Executive Officer of Regent Pacific Management Corporation, a management services firm that is currently providing our company management services.

ANTHONY J. BETTENCOURT joined our company in July 1995 as Vice President of North American sales. He was subsequently promoted to Vice President of Worldwide Sales and Marketing and served in this position until his departure in December 1996. Mr. Bettencourt rejoined our company in September 1997 as Senior Vice President, Worldwide Sales and Product Marketing and was appointed to the position of President in September 1999. In March 2003, Mr. Bettencourt was promoted to President and Chief Executive Officer. Prior to initially joining our company, Mr. Bettencourt served as vice president of sales for Versant Object Technology from 1992 to June 1995 and as director of U.S. sales for Versant Object Technology from July 1990 to 1992. From December 1988 to July 1990, Mr. Bettencourt served as Vice President of Sales for Rockwell CMC. Prior to rejoining us, Mr. Bettencourt served as an officer of OnLive! Technologies, a private technology company.

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

STEVEN R. SPRINGSTEEL has served as our Senior Vice President of Finance and Administration and Chief Financial Officer since January 2003. Prior to joining Verity, Mr. Springsteel served as the Chief Operating Officer and Chief Financial Officer of Sagent Technology, a publicly traded enterprise business intelligence software company from November 2001 to January 2003. Before joining Sagent, Mr. Springsteel served as the Chief Operating Officer and Chief Financial Officer of privately held NOCpulse (subsequently sold to Red Hat), from October 2000 to November 2001. Mr. Springsteel served as the Executive Vice President and Chief Financial Officer of Chordiant Software, a publicly traded customer relationship management software company from November 1996 to October 2000. Mr. Springsteel also serves on the Board of Directors for both Sagent Technology and Critical Path. Mr. Springsteel holds a BA in Business Administration from Cleveland State University.

ANDREW D. FEIT joined our company as our Vice President of Product Marketing in December 2002, as a result of the acquisition of Inktomi’s enterprise search business, and was promoted to Senior Vice President of Marketing in June 2003. Prior to joining our company, Mr. Feit served as Vice President of Marketing at Inktomi Corporation, an Internet infrastructure software company, which he joined when Inktomi Corporation acquired Quiver Inc. in August 2002. Before Inktomi, Mr. Feit held the position of Chief Operating Officer for Quiver, Inc., a provider of taxonomy and classification applications, from February 2001 to August 2002. From July 2000 to January 2001 Mr. Feit held the position of Vice President, Enterprise Search for Inktomi Corporation. Mr. Feit joined Inktomi Corporation as a result of the acquisition of Ultraseek Corporation, a subsidiary of Infoseek Corporation, an Internet search and directory service company, where Mr. Feit served as Vice President and General Manager of the Enterprise Software division from September 1996 to July 2000. Prior to Infoseek, Mr. Feit served as Director and Principal Analyst at Gartner Group/Dataquest from 1995 to 1996, and held a variety of sales and marketing positions at Digital Equipment Corporation from 1983 through 1995. Mr. Feit holds a B.S. in Chemical Engineering from Tufts University.

SUNIL D. NAGDEV joined our company as our Director of Professional Services in November 1997, and was subsequently appointed to Vice President, Professional Services and Technical Support in July 1999. In June 2003, Mr. Nagdev was promoted to Senior Vice President, Professional Services and Technical Support. Prior to Verity, he served as Director of Technical Support at Versant Object Technology, a provider of object management for e-business applications, since 1991, and before that, he worked at Consilium and Ask Computer Systems. Mr. Nagdev holds a B.S. in Computer Science from Chico State University.

MICHAEL D. MOONEY joined our company as Vice President of Business Development in February 2000, and was subsequently appointed to the position of Vice President, North American Sales & Business Development in November 2001. In February 2003, Mr. Mooney was promoted to Senior of Vice President, North American Sales & Business Development. Prior to joining Verity, Mr. Mooney served as Vice President of North American Sales for Adaptive Media, a provider of visual collaborative commerce software and services, since 1997. Before joining Adaptive Media, he was Vice President, Western Operations for Versant Object Technology, a provider of object management for e-business applications, from 1991 to 1997. Mr. Mooney also held a variety of sales and sales management positions at both Alantec and Rockwell CMC. Mr. Mooney holds a B.S. in Materials Engineering from California State University Northridge.

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

In November 2001, Mr. Sluimer was appointed to the position of Vice President, International Sales & European Operations. In June 2003, Mr. Sluimer was promoted to the Senior Vice President, International Sales & European Operations. Prior to Verity, he held management positions at Oracle BV (The Netherlands) and Digital Equipment BV (The Netherlands). Mr. Sluimer holds a B.S. in Computer Science.

PAUL H. COOK joined our company in May 2001 as our Corporate Controller and in February 2003 was promoted to Vice President, Corporate Controller. Prior to joining Verity, Mr. Cook served as Corporate Controller for privately held Oblix, Inc., a provider of e-business infrastructure software, from December 2000 to February 2001. From March 2000 to November 2000, Mr. Cook served as Vice President of Finance and Corporate Controller for Connetics Corporation, a publicly traded biopharmaceutical company. From August 1998 to February 2000, Mr. Cook served as Corporate Controller for the digital animation studio DreamWorks/PDI. Prior to joining DreamWorks/PDI, Mr. Cook served in senior financial management positions with Adobe Systems, a network publishing software company, from January 1996 to July 1998. Before joining Adobe Systems, Mr. Cook was an audit manager with Ernst & Young’s high tech practice in San Jose, CA. Mr. Cook holds a BS in Business Administration and Accounting from California State University at Hayward and is a certified public accountant in the State of California.

Item 2. Properties

Our principal administrative, sales, marketing and research and development facilities occupy approximately 57,500 square feet of the 96,000 square feet buildings in Sunnyvale, California. Our operating lease agreement for this facility commenced in June 1996 and expires in March 2005. We also lease sales offices in Virginia, New York, Texas, Illinois, Massachusetts, England, Netherlands, France, Germany and Australia, Mexico. In addition, we lease a development and technical support office in Canada, where we occupy approximately 35,000 square feet. Our average annual lease payments of leased properties are scheduled to be approximately $1.8 million.

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

A trial date has been set for September 2, 2003.

Item 4. Submission of Matters to a Vote of Securities Holders

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholders Matters

Our common stock is traded on the Nasdaq National Market under the symbol VRTY.

The following table sets forth the high and low sales prices of our common stock as reported by the Nasdaq National Market for the periods indicated.

	High	Low
Fiscal Year ended May 31, 2003
First Quarter	$12.97	$9.11
Second Quarter	14.46	7.90
Third Quarter	17.03	12.18
Fourth Quarter	21.05	11.00
Fiscal Year ended May 31, 2002
First Quarter	$24.57	$8.75
Second Quarter	16.22	7.00
Third Quarter	22.25	10.84
Fourth Quarter	17.83	8.57

As of May 31, 2003, there were approximately 157 holders of record of our common stock and 37,559,936 shares of our common stock outstanding.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings to finance the expansion of our business and repurchase our common stock and, therefore, do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.

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

	Fiscal Year Ended May 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Software products	$57,529	$55,859	$108,705	$69,655	$48,327
Service and other	44,421	37,906	36,330	26,445	16,098

Total revenues	101,950	93,765	145,035	96,100	64,425

Costs of revenues:
Software products	1,154	2,254	1,655	880	1,218
Service and other	11,688	10,978	11,821	8,357	4,660

Total costs of revenues	12,842	13,232	13,476	9,237	5,878

Gross profit	89,108	80,533	131,559	86,863	58,547

Operating expenses:
Research and development	22,982	23,627	21,639	16,017	13,711
Marketing and sales	40,717	50,285	56,637	38,742	26,860
General and administrative	10,368	11,654	10,636	6,847	6,323
In-process research and development charge	1,200	—	—	—	—
Amortization of purchased intangible assets	1,290	—	—	—	—
Restructuring charges	993	1,563	—	—	—
Charitable contribution	—	1,000	—	—	—

Total operating expenses	77,550	88,129	88,912	61,606	46,894

Income (loss) from operations	11,558	(7,596)	42,647	25,257	11,653
Other income, net	7,217	9,869	11,335	5,603	1,077

Income before provision for income taxes	18,775	2,273	53,982	30,860	12,730
Provision for (benefit from) income taxes	7,134	864	20,222	(2,150)	600

Net income	$11,641	$1,409	$33,760	$33,010	$12,130

Net income per share — basic	$0.33	$0.04	$1.00	$1.10	$0.50

Net income per share — diluted	$0.31	$0.04	$0.92	$0.95	$0.44

Number of shares used in per share calculation — basic	35,410	35,404	33,634	30,026	24,198

Number of shares used in per share calculation — diluted	37,595	37,169	36,649	34,886	27,700

Consolidated Balance Sheet Data:
Working capital	132,014	149,610	164,093	134,527	33,282
Total assets	339,659	298,150	303,599	213,378	65,026
Long-term obligations	3,021	—	—	—	—
Stockholders’ equity	291,631	264,265	264,144	183,634	43,419

See Notes 2 and 11 of Notes to Consolidated Financial Statements beginning on page 56 of this Annual Report on Form 10-K for an explanation of the method used to determine the number of shares used to compute per share amounts.

On December 17, 2002, we acquired from Inktomi assets relating to Inktomi’s enterprise search software business, which includes basic search, categorization and content refinement capabilities, as well as its XML technology assets. This acquisition was accounted for as a purchase. Consequently, from and after the date of purchase we have recorded revenues from the business and products acquired from Inktomi, as well as have incurred added expenses from the acquisition of this business.

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

Overview

We offer products and technology that address the business portal, e-commerce, and knowledge management markets, which we define broadly as intellectual capital management. The intellectual capital management market includes enterprise intranets and corporate portals used for sharing information within an enterprise, e-commerce sites for online selling, and extranets for business-to-business activities. Intellectual capital management solutions provide secure, personalized access to information for employees, partners, customers and suppliers, wherever that information may reside in the enterprise. We expect that for the foreseeable future we will continue to derive the largest portion of our revenues from licensing our technology for enterprise and e-commerce applications and intellectual capital management solutions.

In December 2002, we completed the acquisition of the enterprise search assets of Inktomi Corporation, further expanding our product portfolio to include solutions for smaller organizations and departments within larger enterprises. In addition to addressing these markets, the acquired enterprise search software, re-branded Verity Ultraseek, is in use at a number of larger enterprises for search-only applications as well. We are continuing development and support of the Ultraseek product line, and believe that the larger enterprises in the installed base represent an upgrade opportunity to our broader intellectual capital management solutions as their needs grow.

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

We recognize revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our business, financial condition and results of operations.

We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is probable. Delivery generally occurs when the product is delivered to a common carrier or made available to the customer for electronic download. At the time of the transaction, we assess whether the fee associated with our revenue transactions is fixed or determinable and whether or not collection is probable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer.

For all sales, we use either a binding purchase order or signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

We recognize maintenance revenues from ongoing customer support and product upgrades ratably over the term of the applicable maintenance agreement, which is typically twelve months. Generally, we receive payments for maintenance fees in advance and they are nonrefundable. We recognize revenues for consulting and training generally when the services are performed.

For agreements with multiple elements, such as license, maintenance, training and consulting services, we allocate revenue to each component of the arrangement based upon its fair value as determined by vendor specific objective evidence (“VSOE”). VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. For software license updates and product support services, VSOE is additionally measured by the renewal rate offered to the customer. We defer revenue for any undelivered elements, and recognize revenue when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for such element. If we cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, we defer revenue until all elements are delivered and all services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, we use the residual method to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Sales Returns, Allowance for Doubtful Accounts

Our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Management judgments and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of May 31, 2003, our accounts receivable balance was $22.6 million, net of allowance for sales returns of $0.2 million and allowance for doubtful accounts of $1.5 million.

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

As of May 31, 2003, we believe it is more likely than not that we will be able to realize the majority of our tax asset through expected future taxable profits, but believe that it is more probable than not that we will not be able to recover any benefits from net operating loss carryforwards originating from deductions for the exercise and/or disposition of stock options in recent periods. Therefore, we recorded a valuation allowance related to this component of the deferred tax asset. The net operating loss carryforwards originating from deductions for the exercise and/or disposition of stock options and the related valuation allowance has been recorded against additional paid-in capital and did not affect net income for the period.

If we conclude that other components of the deferred tax asset require a valuation allowance in the future, the effect on income tax expense could be material.

Intangible Assets

We regularly evaluate whether events and circumstances have occurred that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of our company based on the closing sales price of our common stock and projected discounted cash flows as of the date we perform the impairment tests. We then compare the resulting fair value to its respective net book value, including goodwill. If the net book value of our company exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value of our goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of goodwill exceeds its implied fair value, we recognized a goodwill impairment loss. We perform this impairment test annually and whenever facts and circumstances indicate that there is a possible impairment of goodwill. We have completed the required annual impairment test, which resulted in no impairment for fiscal year 2003. We believe the methodology we use in testing impairment of goodwill provides us with reasonable basis in determining whether an impairment charge should be taken.

Results of Operations

The following table sets forth the percentage of revenue represented by certain items in our Consolidated Statements of Operations for the periods indicated:

	Fiscal Year Ended May 31,
	2003	2002	2001
Revenues:
Software products	56.4%	59.6%	75.0%
Service and other	43.6	40.4	25.0

Total revenues	100.0	100.0	100.0

Costs of revenues:
Software products	1.1	2.4	1.1
Service and other	11.5	11.7	8.2

Total costs of revenues	12.6	14.1	9.3

Gross profit	87.4	85.9	90.7

Operating expenses:
Research and development	22.5	25.2	14.9
Marketing and sales	39.9	53.6	39.1
General and administrative	10.2	12.4	7.3
In-process research and development charge	1.2	—	—
Amortization of purchased intangible assets	1.3	—	—
Restructuring charge	1.0	1.7	—
Charitable contribution	—	1.1	—

Total operating expenses	76.1	94.0	61.3

Income (loss) from operations	11.3	(8.1)	29.4
Other income, net	7.1	10.5	7.8

Income before provision for income taxes	18.4	2.4	37.2
Provision for income taxes	7.0	0.9	13.9

Net income	11.4%	1.5%	23.3%

Years Ended May 31, 2003, 2002 and 2001

In fiscal years 2001, 2002 and 2003, our Management Information Systems (“MIS”) operations expense was fully allocated to our research and development organization. Beginning in fiscal year 2004, we will allocate our total MIS expenses throughout our organization, in order to more closely match the practices of other software companies. When compared with fiscal years 2001 through 2003, these allocations will have the net effect in fiscal year 2004 of reducing our research and development expenses, and increasing expenses of costs of software products, costs of service and other, marketing and sales and general and administrative. Our worldwide MIS expenses consist primarily of employee compensation and benefits, capital equipment related (expensed or depreciated, including associated maintenance contracts and rentals) and corporate overhead allocations. In fiscal year 2003, these expenses were approximately $1 million per quarter.

Revenues

Total revenues	2003	Percent Change	2002	Percent Change	2001
	(dollars in millions)
Total revenues	$102.0	8.7%	$93.8	(35.4)%	$145.0

The increase in total revenues from fiscal year 2002 to fiscal year 2003 was due to a $1.7 million increase in our software product revenues and to a $6.5 million increase in our service and other revenues. The increase was the result of an increase in the total number of customer transactions combined with a relatively smaller reduction in the average revenue per transaction. Fiscal year 2003 results include the addition of our Ultraseek product, which came from the purchase of assets and obligations of Inktomi Corporation’s enterprise search software business (“Enterprise”) in December 2002.

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

Revenues derived from foreign operations accounted for 15.0%, 13.9% and 6.3% of total revenues, in fiscal years 2003, 2002 and 2001, respectively. Our export sales consist of products licensed for delivery outside of the United States. In fiscal years 2003, 2002 and 2001, export sales accounted for 22.4%, 21.8% and 26.0% of total revenues, respectively.

No single customer accounted for 10% or more of our revenues during fiscal years 2003, 2002 or 2001. Revenues derived from sales to the federal government and its agencies were 9.8%, 6.1% and 7.4% of total revenues in fiscal years 2003, 2002 and 2001, respectively. Sales to government agencies will continue to fluctuate as a percentage of revenues in the future.

Software product revenues	2003	Percent Change	2002	Percent Change	2001
	(dollars in millions)
Software product revenues	$57.5	3.0%	$55.9	(48.6)%	$108.7
Percentage of total revenues	56.4%		59.6%		75.0%

We continue to operate in a difficult global economic environment. We experienced a modest increase in software product revenues from fiscal year 2002 to fiscal year 2003, primarily resulting from sales of our Ultraseek product, which we did not have prior to our acquisition of Enterprise in December 2002. This increase was offset in part by a decrease in sales of our K2 product application and to decreased OEM royalties.

The decrease in software product revenues from fiscal year 2001 to fiscal year 2002 was primarily a result of the continued softness in overall demand for enterprise-wide software licenses resulting from the slowdown in the worldwide economy and the resulting decline in information technology capital spending.

Service and other revenues	2003	Percent Change	2002	Percent Change	2001
	(dollars in millions)
Service and other revenues	$44.4	17.2%	$37.9	4.3%	$36.3
Percentage of total revenues	43.6%		40.4%		25.0%

Service and other revenues consist primarily of fees for software maintenance, consulting and training.

The increase in service and other revenues from fiscal year 2002 to fiscal year 2003 was due to $4.4 million in increased sales of consulting services and to $2.2 million in increased maintenance revenues which results primarily from maintenance contracts acquired as part of the Enterprise purchase.

The increase in service and other revenues from fiscal year 2001 to fiscal year 2002 was principally due to an increase in maintenance revenue resulting from the renewal of existing maintenance contracts from prior period software revenue arrangements, offset in part by decreases in consulting revenues and, to a lesser extent, training revenues due to decreased software product sales.

Costs of Revenues

Costs of software products	2003	Percent Change	2002	Percent Change	2001
	(dollars in millions)
Costs of software products	$1.2	(48.8)%	$2.3	36.2%	$1.7
Percentage of software product revenues	2.0%		4.0%		1.5%

Costs of software products consist primarily of product media, duplication, manuals, packaging materials, shipping expenses, employee compensation expenses, royalties paid to third-party vendors, and in certain instances, licensing of third-party software incorporated in our products. We anticipate that costs of software products will increase in absolute dollars when compared with fiscal year 2003, primarily as a result of increased collateral (stationery, brochures, websites, presentation templates, trade show booths, etc.) costs associated with our K2 5.0 product release and the addition of MIS allocations beginning in fiscal year 2004.

The decrease in costs of software products in absolute dollars and as a percentage of software product revenues from fiscal year 2002 to fiscal year 2003 was attributable to $0.8 million in decreased costs of third-party software components and to $0.3 million in decreased costs for manuals and other shipping expenses from the prior periods which had approximately $0.1 million in total one-time costs associated with the start-up of European distribution operations. We anticipate that costs of third-party software components will continue to constitute a lower percentage of software product revenues as compared with fiscal years 2003 and 2002.

The increase in costs of software products in absolute dollars and as a percentage of software product revenues from fiscal year 2001 to fiscal year 2002 was primarily attributable to increasing costs of third-party software components. In fiscal years 2003, 2002 and 2001, we did not capitalize any software development costs since such costs were not material.

Costs of service and other	2003	Percent Change	2002	Percent Change	2001
	(dollars in millions)
Costs of service and other	$11.7	6.5%	$11.0	(7.1)%	$11.8
Percentage of service and other revenues	26.3%		29.0%		32.5%

Costs of service and other consists of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. Significant cost components include personnel-related and third-party contractor costs, facilities costs, travel expenses associated with training and consulting implementation services and depreciation expense. Costs of service and other will include the addition of MIS allocations beginning in fiscal year 2004.

The increase in costs of service and other in absolute dollars from fiscal year 2002 to fiscal year 2003 was due to increased compensation and other employee related expenses resulting from a slightly higher average headcount. The higher average headcount results from the addition of personnel necessary to respond to increased demand for services and in connection with the Enterprise purchase in December 2002. This compares with the prior year period in which headcount began at a higher level than at any time during the first two quarters of fiscal year 2003, but was reduced during our staffing reorganization during the quarter ended November 30, 2001. The decrease as a percentage of service and other revenues was related to an increase in service and other revenues.

The decrease in costs of service and other in absolute dollars from fiscal year 2001 to fiscal year 2002 was principally due to reduced headcount in our professional services organization resulting from our workforce restructuring in the quarter-ended November 30, 2001. This action more closely sized our professional services organization with our expected level of professional services revenues. The decrease in costs of service and other as a percentage of service and other revenue was primarily due to the decrease in absolute dollars from reduced staffing combined with an increase in service and other revenues for the period.

Operating Expenses

Research and development	2003	Percent Change	2002	Percent Change	2001
	(dollars in millions)
Research and development	$23.0	(2.7)%	$23.6	9.2%	$21.6
Percentage of total revenues	22.5%		25.2%		14.9%

Research and development expenses consist primarily of employee compensation and benefits, payments to outside contractors, depreciation on equipment used for development and corporate overhead allocations. We anticipate that research and development expenditures will continue to comprise a significant percentage of total revenues because research and development is essential to maintaining our competitive position. We believe that research and development expenses will remain approximately flat in absolute dollars (approximately $6.0 million) in our quarter ending August 31, 2003, compared with our quarter ended May 31, 2003. This will result from an anticipated increase in compensation expenses, in part resulting from a full bonus accrual anticipated in the quarter ending August 31, 2003, compared with a partial reversal in quarter ended May 31, 2003, offset by a net reduction in MIS expenses resulting from a partial allocation in the quarter ending August 31, 2003 when compared with a full allocation in the quarter ended May 31, 2003. Beyond our first fiscal quarter, we anticipate that research and development expenses will increase modestly resulting from annual compensation increases.

The decrease in research and development expenses in absolute dollars from fiscal year 2002 to fiscal year 2003 was primarily due to a decrease in compensation and other employee related expenses associated with the reduction in staffing in our research and development organization during each of November 2001 and 2002, offset in part by the addition of personnel in connection with the Enterprise purchase during the quarter ended February 28, 2003. The decrease as a percentage of total revenues was due to the decrease in absolute dollars and the increase in total revenues.

The increase in research and development expenses in absolute dollars from fiscal year 2001 to fiscal year 2002 was primarily due to a $3.3 million increase in research and development personnel related expenses, offset by a $1.4 million reduction in outside consulting services, to focus on enhancement of existing products and development of new products addressing the business portal market, despite the staff reduction in November 2001. The increase in research and development expenses as a percentage of total revenues from fiscal year 2001 to fiscal year 2002 was due to the increase in absolute dollars combined with a decrease in total revenues for the period.

Marketing and sales	2003	Percent Change	2002	Percent Change	2001
	(dollars in millions)
Marketing and sales	$40.7	(19.0)%	$50.3	(11.2)%	$56.6
Percentage of total revenues	39.9%		53.6%		39.1%

Marketing and sales expenses consist primarily of employee compensation, tradeshows, outbound marketing and other lead generation activities, public relations, travel expenses associated with our sales staff and corporate overhead allocations. We anticipate that we will continue to make significant investments in marketing and sales. We believe that marketing and sales expenses will increase in absolute dollars when compared with the level in our quarter ended May 31, 2003, which was $11.1 million. This increase will result from an anticipated increase in compensation expenses resulting from an increase in staffing to support higher revenue levels; full bonus accruals in fiscal year 2004 compared with a partial reversal in quarter ended May 31, 2003, the addition of MIS allocations beginning in fiscal year 2004, and an increase in anticipated sales and marketing programs. Beyond our first fiscal quarter, we anticipate that marketing and sales expenses will increase modestly resulting from annual compensation increases.

The decrease in marketing and sales expenses in absolute dollars from fiscal year 2002 to fiscal year 2003 was primarily due to a $9.3 million decrease in compensation and other employee related expenses associated with the reduction in staffing in our marketing and sales organization during the quarters ended November 30, 2002 and 2001, and the transfer of our new CEO from marketing and sales to the general and administrative organization, offset in part by the addition of personnel in connection with the Enterprise purchase during the quarter ended February 28, 2003. The decrease in marketing and sales expenses as a percentage of total revenues was due to the decrease in absolute costs combined with the increase in total revenues for the period.

The decrease in marketing and sales expenses in absolute dollars from fiscal year 2001 to fiscal year 2002 was primarily related to a $5.9 million decrease in sales commissions resulting from the decrease in software product revenues, a reduction in sales personnel resulting from our workforce restructuring in the quarter-ended November 30, 2001, and to decreased spending on all marketing programs. The increase in marketing and sales expenses as a percentage of total revenues from fiscal year 2001 to fiscal year 2002 was principally related to decreased total revenues for the period.

General and administrative	2003	Percent Change	2002	Percent Change	2001
	(dollars in millions)
General and administrative	$10.4	(11.0)%	$11.7	9.6%	$10.6
Percentage of total revenues	10.2%		12.4%		7.3%

General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and general management, provisions for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations. We believe that general and administrative expenses will increase in absolute dollars when compared with our quarter ended May 31, 2003 of $3.0 million, primarily resulting from the addition of MIS allocations beginning in fiscal year 2004 and to increased costs associated with operating a public company and the cost of complying with the Sarbanes-Oxley Act of 2002.

The decrease in general and administrative expenses in absolute dollars from fiscal year 2002 to fiscal year 2003 was due to a $1.6 million decrease in expenses for outside professional services including legal fees, and audit and tax fees and a $0.7 million decrease in bad debt expense. This was offset in part by a $0.4 million increase in insurance costs, increased compensation costs associated with the addition of personnel in connection with the Enterprise purchase during the quarter ended February 28, 2003 and increased costs associated with transferring our new CEO to the general and administrative organization from marketing and sales. The decrease as a percentage of total revenues was due to the decrease in absolute costs combined with the increase in total revenues for the period.

The increase in general and administrative expenses in absolute dollars from fiscal year 2001 to fiscal year 2002 was principally due to increased expenses for legal services of $0.3 million, insurance premiums of $0.3 million, and various tax studies and other outside professional services of $0.4 million. The increase in general and administrative expenses as a percentage of total revenues from fiscal 2001 year to fiscal year 2002 was due the increase in absolute dollars combined with the decrease in total revenues for the period.

In-process research and development	2003	Percent Change	2002	Percent Change	2001
	(dollars in millions)
In-process research & development	$1.2	nm	$0.0	nm	$0.0
Percentage of total revenues	1.2%		0.0%		0.0%

Total in-process research and development expense of $1.2 million for fiscal year 2003 was attributable to the Enterprise purchase. The methodology for allocating the purchase price to in-process research and development is determined through established valuation techniques as outlined in the In-Process R&D Practice Aid published by the American Institute of Certified Public Accountants, Inc. (“AICPA”). The fair value allocation to in-process research and development was determined, and expensed upon acquisition, by identifying the research projects for which technological feasibility had not been achieved and which had no alternative future use at the acquisition date, assessing the stage and expected date of completion of the research and development effort at the acquisition date, and calculating the net present value of the cash flows (by discounting expected future cash flows to present value) expected to result from the successful deployment of the new technology resulting from the in-process research and development effort. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the development life cycle based on each in-process research and development project’s stage of completion. The discount rates for existing technology and in-process research and development were 28% and 33%, respectively.

The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the acquisition date, Enterprise had released Ultraseek 5.0, XML Toolkit 1.0, and the then latest version of Quiver to the market. Current development efforts, considered in-process research and development, were focused on Ultraseek 5.1 and XML Toolkit 2.0. There were no development efforts (that met the criteria of in-process research and development) related to the Quiver product line as of the acquisition date. The estimated stage of completion of both Ultraseek 5.1 and XML toolkit 2.0 was 55% complete.

The development of the acquired in-process research and development remains a significant risk due to the remaining efforts to achieve technical feasibility, rapidly changing customer markets, uncertain standards for new products, and significant competitive threats from several companies. The nature of the efforts to develop these technologies into commercially viable products consists principally of completing the software development relating to the planned new functionalities, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets, and could have a material adverse impact on our business and operating results.

The key assumptions underlying the valuations for our purchase acquisition primarily consist of an expected completion date for the in-process research and development projects, estimated costs to complete these projects, revenue and expense projections assuming the products have entered the market, and discount rates based on the risks associated with the stage of completion of the in-process technology acquired.

Amortization of purchased intangible assets	2003	Percent Change	2002	Percent Change	2001
	(dollars in millions)
Amortization	$1.3	nm	$0.0	nm	$0.0
Percentage of total revenues	1.3%		0.0%		0.0%

During fiscal year 2003, we amortized $1.3 million of the purchased intangible assets in connection with acquired technology, patents and maintenance agreements from our Enterprise purchase. We will record quarterly amortization expenses of $0.6 million associated with the purchased intangible assets of Enterprise over the estimated useful life of 5 years. For additional information regarding purchased intangible assets, see Note 3 to the Consolidated Financial Statements.

Restructuring charge	2003	Percent Change	2002	Percent Change	2001
	(dollars in millions)
Restructuring charge	$1.0	(36.5)%	$1.6	nm	$0.0
Percentage of total revenues	1.0%		1.7%		0.0%

During each of November 2001 and 2002, we executed restructurings designed to reduce costs and to better align our expense levels with anticipated revenue levels and to ensure conservative spending during the current period of economic uncertainty.

Restructuring charges	2003	2002
	(dollars in millions)
Severance costs	$0.7	$1.2
Legal and other outside services costs	0.1	0.3
Other charges	0.2	0.1

Total restructuring charges	$1.0	$1.6

During November 2002, we implemented a worldwide restructuring to focus on reducing expenses and improving efficiency due to continued macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, we recorded in the quarter ended November 30, 2002, a $1.0 million restructuring charge, of which approximately $0.7 million was related to severance costs associated with the reduction in the worldwide workforce by approximately 50 employees, approximately $0.1 million to legal and other outside services in connection with the restructuring, and approximately $0.2 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada and the Netherlands and was concentrated in research and development and, to a lesser extent, sales and marketing. The anticipated cost savings resulting from this restructuring consist of reduced compensation expenses from the affected employees, offset by any subsequent headcount additions.

Of the total $1.0 million restructuring charge, approximately $0.2 million remains unpaid at May 31, 2003. The remaining $0.2 million relates to a facilities lease and will be paid out ratably over the remaining life of the lease, which terminates in October 2005.

During November 2001, we implemented a worldwide restructuring and recorded a $1.6 million restructuring charge, of which approximately $1.2 million was related to severance costs associated with the reduction in the worldwide workforce by 65 employees, approximately $0.3 million to legal and other outside services in connection with the restructuring and approximately $0.1 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada, the U.K., Germany, France, the Netherlands, Sweden and South Africa, primarily in marketing and sales, and research and development. There is no remaining unpaid amount at May 31, 2003.

Charitable contribution	2003	Percent Change	2002	Percent Change	2001
	(dollars in millions)
Charitable contribution	$0.0	nm	$1.0	nm	$0.0
Percentage of total revenues	0.0%		1.1%		0.0%

On September 14, 2001, we made a $1 million donation to help the victims of the September 11th terrorist attacks in New York, Pennsylvania, and Washington D.C. Our donation kicked off the United Way Silicon Valley 9/11 Response Fund. The donation provided immediate support to established emergency assistance agencies, such as the American Red Cross and Salvation Army, both of which are founding members of the United Way locally and nationally.

Other income, net	2003	Percent Change	2002	Percent Change	2001
	(dollars in millions)
Other income, net	$7.2	(26.9)%	$9.9	(12.9)%	$11.3
Percentage of total revenues	7.1%		10.5%		7.8%

Other income consists primarily of interest income and realized gains from our investments in marketable securities as well as gains and losses associated with our foreign currency hedging activity.

The decrease in other income in absolute dollars from fiscal year 2001 through fiscal year 2003 was primarily due to decreasing overall yields on our portfolio of marketable securities caused by the decreasing interest rate environment partially offset by higher cash balances when compared with the prior years.

Income tax provision	2003	Percent Change	2002	Percent Change	2001
	(dollars in millions)
Income tax provision	$7.1	725.7%	$0.9	(95.7)%	$20.2
Percentage of total revenues	7.0%		0.9%		13.9%
Effective tax rate	38.0%		38.0%		37.5%

Income tax provision includes U.S. and foreign income taxes, as well as the provision for U.S. taxes on undistributed earnings of international subsidiaries. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

During the year ended May 31, 2003, we assessed the qualification of our research and development expenses for state and federal research and development tax credits. We expect the tax savings for fiscal 2003 due to research and development tax credits to result in a marginally lower effective tax rate and accordingly applied an effective tax rate of 38.0% to the result of our year ended May 31, 2003. We will continually reassess the impact of our research and development expenses on our effective tax rate in future periods.

Quarterly Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data, both in dollar amount and as a percentage of total revenues, for each of the eight quarters in the period ended May 31, 2003. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those specifically discussed in “Item 1. Business — Risk Factors.”

	Quarter Ended
	May 31, 2003	Feb. 28, 2003	Nov. 30, 2002	Aug. 31, 2002	May 31, 2002	Feb. 28, 2002	Nov. 30, 2001	Aug. 31, 2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Software products	$16,552	$15,722	$12,949	$12,306	$16,350	$15,968	$13,274	$10,267
Service and other	12,653	12,122	9,942	9,704	9,705	9,077	9,286	9,838

Total revenues	29,205	27,844	22,891	22,010	26,055	25,045	22,560	20,105

Costs of revenues:
Software products	259	243	278	374	409	659	644	542
Service and other	3,201	3,041	2,876	2,570	2,569	2,606	2,757	3,046

Total costs of revenues	3,460	3,284	3,154	2,944	2,978	3,265	3,401	3,588

Gross profit	25,745	24,560	19,737	19,066	23,077	21,780	19,159	16,517

Operating expenses:
Research and development	5,962	5,912	5,165	5,943	5,917	5,819	5,955	5,936
Marketing and sales	11,096	10,117	9,300	10,204	10,830	11,461	13,396	14,598
General and administrative	3,026	2,376	2,371	2,595	2,861	3,052	2,909	2,832
In-process research and development charge	—	1,200	—	—	—	—	—	—
Amortization of purchased intangible assets	645	645	—	—	—	—	—	—
Restructuring charge	—	—	993	—	—	—	1,563	—
Charitable contribution	—	—	—	—	—	—	1,000	—

Total operating expenses	20,729	20,250	17,829	18,742	19,608	20,332	24,823	23,366

Income (loss) from operations	5,016	4,310	1,908	324	3,469	1,448	(5,664)	(6,849)
Other income, net	1,819	1,590	1,904	1,904	2,115	2,255	2,629	2,870

Income (loss) before provision for income taxes	6,835	5,900	3,812	2,228	5,584	3,703	(3,035)	(3,979)
Provision for (benefit from) income taxes	2,596	2,242	1,449	847	2,122	1,407	(1,153)	(1,512)

Net income (loss)	$4,239	$3,658	$2,363	$1,381	$3,462	$2,296	$(1,882)	$(2,467)

Net income (loss) per share — basic	$0.12	$0.11	$0.07	$0.04	$0.10	$0.06	$(0.05)	$(0.07)

Net income (loss) per share — diluted	$0.11	$0.10	$0.07	$0.04	$0.09	$0.06	$(0.05)	$(0.07)

Number of shares used in per share calculation — basic	36,665	34,739	34,699	35,548	35,717	35,378	35,161	35,362

Number of shares used in per share calculation — diluted	40,086	37,883	35,766	36,645	37,408	38,277	35,161	35,362

	As a Percentage of Total Revenues
Revenues:
Software products	56.7%	56.5%	56.6%	55.9%	62.8%	63.8%	58.8%	51.1%
Service and other	43.3	43.5	43.4	44.1	37.2	36.2	41.2	48.9

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Costs of revenues:
Software products	0.9	9	1.2	1.7	1.6	2.6	2.9	2.7
Service and other	10.9	10.9	12.6	11.7	9.8	10.4	12.2	15.1

Total costs of revenues	11.8	11.8	13.8	13.4	11.4	13.0	15.1	17.8

Gross profit	88.2	88.2	86.2	86.6	88.6	87.0	84.9	82.2

Operating expenses:
Research and development	20.4	21.2	22.6	27.0	22.7	23.2	26.4	29.5
Marketing and sales	38.0	36.4	40.6	46.3	41.6	45.8	59.4	72.6
General and administrative	10.4	8.5	10.4	11.8	11.0	12.2	12.9	14.1
In-process research and development charge	—	4.3	—	—	—	—	—	—
Amortization of purchased intangible assets	2.2	2.3	—	—	—	—	—	—
Restructuring charge	—	—	4.3	—	—	—	6.9	—
Charitable contribution	—	—	—	—	—	—	4.4	—

Total operating expenses	71.0	72.7	77.9	85.1	75.3	81.2	110.0	116.2

Income (loss) from operations	17.2	15.5	8.3	1.5	13.3	5.8	(25.1)	(34.0)
Other income, net	6.2	5.7	8.4	8.7	8.1	9.0	11.7	14.2

Income (loss) before provision for income taxes	23.4	21.2	16.7	10.2	21.4	14.8	(13.4)	(19.8)
Provision for (benefit from) income taxes	8.9	8.1	6.3	3.9	8.1	5.6	(5.1)	(7.5)

Net income (loss)	14.5%	13.1%	10.4%	6.3%	13.3%	9.2%	(8.3)%	(12.3)%

Liquidity and Capital Resources

Fiscal period ended May 31,	2003	2002	2001
	(dollars in millions)
Net cash provided by operating activities	$24.1	$18.9	$47.7
Net cash provided by (used in) investing activities	0.6	(18.3)	(35.0)
Net cash provided by (used in) financing activities	$7.5	$(2.6)	$34.2

As of May 31, 2003, we had $250.7 million in cash and cash equivalents and available-for-sale securities compared to $245.4 million at May 31, 2002. At May 31, 2003, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $138.7 million. As of May 31, 2003, we had a $3.0 million note payable under a deferred purchase payment to Inktomi Corp. in connection with the acquisition of Enterprise from Inktomi Corp.

As of May 31, 2003, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Fair Value
Short-term	$52,192	$801	$52,993
Long-term	111,371	708	112,079

Total investments	$163,563	$1,509	$165,072

At May 31, 2003, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$52,993
After one year through three years	112,079

$165,072

As of May 31, 2002, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Fair Value
Short-term	$100,450	$670	$101,120
Long-term	90,391	1,042	91,433

Total investments	$190,841	$1,712	$192,553

Cash provided by operating activities increased to $24.1 million for fiscal year 2003 compared to $18.9 million in fiscal year 2002. This $5.2 million increase was primarily due to the increase in net income of $10.2 million, the effect on cash flow of which was further increased by approximately $5.2 million due to greater non-cash expenses in the current fiscal year over the prior fiscal year. However, these differences were offset to a large extent by changes in operating assets and liabilities, comprised mostly of a $15.8 million decrease in accounts receivable in fiscal year 2002 compared to only a $2.5 million decrease in fiscal year 2003. Cash provided by operating activities decreased to $18.9 million in fiscal year 2002 from $47.7 million in fiscal year 2001. This $28.8 million decrease was primarily due to the decrease in net income of $32.4 million and further increased by $22.6 million in non-cash expenses in fiscal year 2001 compared to $6.1 million in fiscal year 2002. These differences were mainly offset by an increase of $16.0 million in accounts receivable in fiscal year 2001 compared to a decrease of $15.8 million in fiscal 2002.

Cash provided by investing activities for fiscal year 2003 of $0.6 million was primarily due to the sales and maturity of marketable securities, partially offset by the purchases of marketable securities and $23.8 million for the purchase of the Enterprise business. Cash used in investing activities for fiscal years 2002 and 2001 of $18.3 million and $35.0 million, was primarily due to the purchases of marketable securities offset by the sale and maturity of marketable securities. Capital expenditures were $1.7 million, $3.1 million and $6.2 million in fiscal years 2003, 2002 and 2001, respectively. For fiscal years 2003, 2002 and 2001, the capital expenditures consisted primarily of purchases for computer hardware and software.

Cash provided by financing activities in fiscal year 2003 was primarily due to $36.1 million in proceeds from the sales of common stock as a result of stock option exercises and from the issuance of common stock in connection with our Employee Stock Purchase Plan, offset by $28.6 million in repurchases of our common stock through our stock repurchase program. Cash used by financing activities in fiscal year 2002 was primarily due to $20.0 million in repurchases of our common stock through our stock repurchase program, partially offset by $17.4 million in proceeds from the sale of common stock as a result of stock option exercises and from the issuance of common stock in connection with our Employee Stock Purchase Plan. Cash provided by financing activities in fiscal year 2001 was due to the sale of common stock as a result of stock option exercises and from the issuance of common stock in connection with our Employee Stock Purchase Plan.

Capital expenditures, including capital leases, were approximately $1.7 million, $3.1 million and $6.2 million in fiscal years 2003, 2002 and 2001, respectively. These expenditures consisted principally of purchases of property and equipment, primarily for computer hardware and software.

On December 17, 2002, we completed the purchase of certain assets and obligations of Inktomi Corporation’s enterprise search software business. Of the total $25.0 million purchase price, we deferred $3.0 million in order to secure Inktomi’s indemnification obligations under the Purchase Agreement. On June 17, 2004, we are obligated to pay Inktomi an amount equal to the sum of (i) $3.0 million plus (ii) simple interest thereon calculated from the December 17, 2002 through the date of payment at an annual rate of 1.5%. We shall have the right to withhold or deduct from the deferred payment amount any sum that may be owed to us by Inktomi pursuant to Inktomi’s indemnification obligations under the Purchase Agreement. We believe the likelihood of indemnification is remote. In addition to the cash commitment in this transaction, we may also incur costs related to the integration of this business. These costs may be incurred in subsequent quarters and may affect our results of operations.

Under our operating leases, we have minimum rental payments as follows:

Fiscal Year Ending May 31,	Rental Payments	Sublease Income
2004	$3,273	$336
2005	2,714	48
2006	1,463	—
2007	1,434	—
2008 and thereafter	1,861	—

	$10,745	$384

Contractual obligations at May 31, 2003 were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(dollars in millions)
Operating Leases	$10.7	$3.3	$4.1	$2.9	$0.4
Deferred Purchase Payment	3.1	0.0	3.1	0.0	0.0

Total Contractual Cash Obligations	$13.8	$3.3	$7.2	$2.9	$0.4

On June 24, 2003, we announced the continuation of our stock repurchase program. The continuation calls for the additional repurchase of outstanding shares of our common stock up to an aggregate value of $50.0 million. The program will terminate at the end of the fiscal year ending May 31, 2004 unless amended by the Board of Directors.

Our previous program, initiated on September 12, 2001, terminated at May 31, 2003. Under that program, we repurchased and retired 3,952,005 shares of our common stock through open market transactions, valued at approximately $48.5 million. We repurchased and retired 2,449,805 and 1,502,200 shares, valued at approximately $28.5 million and $20.0 million during fiscal years 2003 and 2002, respectively.

We believe that our current cash and cash equivalents, interest income and cash generated from operations, if any, will provide adequate liquidity to meet our working capital and operating resource expenditure requirements through at least fiscal 2004. If the global economy weakens further, our cash, cash equivalents and investments balances may decline. As a result, or if our spending plans materially change, we may find it necessary to reduce costs or seek to obtain additional sources of financing to support our capital needs, but we cannot assure you that a financing will be available on commercially reasonable terms, or at all.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance of the EITF in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of certain guarantees or indemnifications. In addition, FIN 45 requires disclosures about the guarantees or indemnifications that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees or indemnifications issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements for interim or annual periods issued after December 15, 2002. We have adopted the disclosure provisions of FIN 45 and evaluated the impact of the measurement provisions on the our financial position and results of operations. As of May 31, 2003, our guarantees that were issued or modified after December 31, 2002 were not material. Our guarantees issued before December 31, 2002, which would have been disclosed in accordance with the disclosure requirements of FIN 45, were not material.

In November 2002, the EITF reached a consensus on Issue No. 00-21 (“Issue 00-21”), “Revenue Arrangements with Multiple Deliverables”. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of Issue 00-21 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

On April 30, 2003, the FASB issued Statement No. 149 (“Statement 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. We do not believe the adoption of Statement 149 will have a material effect on our consolidated financial position, results of operations or cash flows.

On May 15, 2003, the FASB issued Statement No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. We do not use such instruments in our share repurchase program. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. We adopted Statement 150 on June 1, 2003 and do not believe the effect of adopting this statement will have a material impact on our financial position, results of operations or cash flows.

Related Party Transactions

During the quarter ended February 28, 2003, we extended our current management agreement with Regent Pacific Management Corporation until February 28, 2005. The agreement terminates on February 28, 2005, but provides Verity with an option to further extend the term of this agreement through August 2005. If Verity exercises this option, the agreement will terminate after August 2005 unless Regent Pacific and the board agree to further extend it. Verity may discharge Regent Pacific at any time after February 28, 2004 provided that it has delivered a 60-day written notice of intent to cancel this agreement. Under the amended agreement, Regent Pacific will continue to provide the services of Gary J. Sbona, the Chief Executive Officer of Regent Pacific, as executive chairman of Verity, and will continue to provide additional Regent Pacific management services to Verity. In accordance with the agreement as originally in effect, Verity pays Regent Pacific $50,000 per week for the management services that Regent Pacific provides to Verity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of May 31, 2003, approximately 55% of our portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. We do not hold securities for trading purposes, and therefore all securities are held for non-trading purposes.

The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of May 31, 2003:

	FY2004	FY2005	FY2006	Total	Fair Value
	(in thousands)
Cash equivalents	$85,672	—	—	$85,672	$85,672
Average interest rate	1.1%	—	—	1.1%	1.1%
Fixed-rate securities	$50,393	$69,966	$42,113	$162,472	$162,472
Average interest rate	4.3%	2.5%	2.9%	3.2%	3.2%
Variable-rate securities	$2,600	—	—	$2,600	$2,600
Average interest rates	1.4%	—	—	1.4%	1.4%

During fiscal year 2003, our cash equivalents and investments increased by $5.4 million. This results from a $32.9 million increase in our cash equivalents, a $20.6 million increase in our long-term investments, partially offset by a $48.1 million decrease in our short-term investments. In addition, we shifted our portfolio ratio of fixed-rate to variable-rate securities to be much more heavily weighted towards fixed-rate securities. By policy, we strive to maintain a diverse portfolio with limits on maximum individual security duration and weighted average portfolio maturity.

The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of May 31, 2002:

	FY2003	FY2004	FY2005	Total	Fair Value
	(in thousands)
Cash equivalents	$52,803	—	—	$52,803	$52,803
Average interest rate	1.4%	—	—	1.4%	1.4%
Fixed-rate securities	$67,542	$77,343	$14,091	$158,976	$158,976
Average interest rate	4.9%	4.4%	4.7%	4.6%	4.6%
Variable-rate securities	$33,577	—	—	$33,577	$33,577
Average interest rates	2.1%	—	—	2.1%	2.1%

Foreign Currency Risk. We transact business in various foreign currencies, including the Euro, the British pound, the Canadian dollar, the Australian dollar, the Swedish krona, the South African rand, the Mexican peso, the Brazilian real and the Singaporean dollar. We have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. These foreign currency transactions typically arise from intercompany transactions. Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts (non equity hedges) are marked to market at the end of the period with any changes in market value included in Other income (expense). Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains (losses) included in Other income, net in the accompanying consolidated of operations were ($275,000), ($149,000) and ($772,000) in fiscal 2003, 2002 and 2001, respectively. The fair value of the foreign currency exchange contracts was not material to our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, and related Financial Schedule, begin on page 51 of this Annual Report on Form 10-K and are incorporated by reference herein. Supplementary financial information for the eight quarters ended May 31, 2003 is set forth under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Results of Operations” and is incorporated by reference herein.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information relating to our executive officers required by this item is set forth in Part I — Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2003 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the “Proxy Statement”) under the captions “Proposal 1, Election Of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from the Proxy Statement, including under the caption “Executive Compensation,” “Employment, Severance and Change of Control Agreements” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 14. Controls and Procedures

Limitations on the Effectiveness of Controls. Our management, including the Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and our internal control over financial reporting will provide reasonable assurance that all errors will be detected, but does not expect that our disclosure controls and procedures or our internal control over financial reporting will provide absolute assurance that all errors will be detected. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Verity have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2003. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 31, 2003, to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K. During the three months ended May 31, 2003, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our independent auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The only non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP are: (1) tax compliance services; (2) tax consulting services; and (3) financial due diligence in connection with potential mergers or acquisitions.

Item 15. Principal Accountant Fees and Services

Not yet applicable.

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this Form:

Page Number
1. Financial Statements:
Report of Independent Accountants	50
Consolidated Balance Sheets — As of May 31, 2003 and 2002	51
Consolidated Statements of Operations — For the Years Ended May 31, 2003, 2002 and 2001	52
Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended May 31, 2003, 2002 and 2001	53
Consolidated Statements of Cash Flows — For the Years Ended May 31, 2003, 2002 and 2001	54
Consolidated Statements of Comprehensive Income — For the Years Ended May 31, 2003, 2002 and 2001	55
Notes to Consolidated Financial Statements	56
2. Financial Statement Schedule — For the Years Ended May 31, 2003, 2002 and 2001:
Schedule II — Valuation and Qualifying Accounts	78
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto
3. Exhibits: See Index to Exhibits on page 80. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report

(b) Reports on Form 8-K:

None.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

Verity, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 16(a)(1) on page 49 present fairly, in all material respects, the financial position of Verity, Inc. and its subsidiaries at May 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 16(a)(2) on page 49 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

San Jose, California

June 13, 2003

VERITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

ASSETS

	May 31,
	2003	2002
Current assets:
Cash and cash equivalents	$85,672	$52,803
Short-term investments	52,993	101,120
Trade accounts receivable, net	22,597	20,961
Deferred tax assets	3,916	3,114
Prepaid and other	11,843	5,497

Total current assets	177,021	183,495
Property and equipment, net	5,168	6,625
Long-term investments	112,079	91,433
Deferred tax assets	18,176	16,597
Intangible assets, net	11,610	—
Goodwill	15,145	—
Other assets	460	—

Total assets	$339,659	$298,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,541	$5,749
Accrued compensation	8,518	10,376
Other accrued liabilities	12,074	2,779
Deferred revenue	18,874	14,981

Total current liabilities	45,007	33,885

Other non-current liabilities:
Deferred purchase payment	3,021	—

Total liabilities	48,028	33,885

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized: 2,000 shares in 2003 and 2002
Issued and outstanding: none
Common stock, $0.001 par value:
Authorized: 200,000 shares in 2003 and 2002; issued and outstanding: 37,560 shares in 2003 and 35,775 shares in 2002	38	36
Additional paid-in capital	264,645	250,133
Other comprehensive income	3,174	1,963
Retained earnings	23,774	12,133

Total stockholders’ equity	291,631	264,265

Total liabilities and stockholders’ equity	$339,659	$298,150

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended May 31,
	2003	2002	2001
Revenues:
Software products	$57,529	$55,859	$108,705
Service and other	44,421	37,906	36,330

Total revenues	101,950	93,765	145,035

Costs of revenues:
Software products	1,154	2,254	1,655
Service and other	11,688	10,978	11,821

Total costs of revenues	12,842	13,232	13,476

Gross profit	89,108	80,533	131,559

Operating expenses:
Research and development	22,982	23,627	21,639
Marketing and sales	40,717	50,285	56,637
General and administrative	10,368	11,654	10,636
In-process research and development charge	1,200	—	—
Amortization of purchased intangible assets	1,290	—	—
Restructuring charges	993	1,563	—
Charitable contribution	—	1,000	—

Total operating expenses	77,550	88,129	88,912

Income (loss) from operations	11,558	(7,596)	42,647

Other income, net	7,217	9,869	11,335

Income before provision for income taxes	18,775	2,273	53,982
Provision for income taxes	7,134	864	20,222

Net income	$11,641	$1,409	$33,760

Net income per share — basic	$0.33	$0.04	$1.00

Net income per share — diluted	$0.31	$0.04	$0.92

Number of shares used in per share calculation — basic	35,410	35,404	33,634

Number of shares used in per share calculation — diluted	37,595	37,169	36,649

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended May 31, 2003, 2002 and 2001 (in thousands)

	Common Stock		Additional Paid-In Capital	Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances, May 31, 2000	31,606	$31	$207,040	$(401)	$(23,036)	$183,634
Issuance of common stock:
Upon exercise of stock options	3,394	4	30,364	—	—	30,368
Under employee stock purchase plan	158	—	3,733	—	—	3,733
Secondary offering	—	—	20	—	—	20
Deferred tax benefit from disqualified dispositions	—	—	24,459	—	—	24,459
Allowance for deferred tax benefit from Disqualified dispositions	—	—	(12,883)	—	—	(12,883)
Unrealized gain on investments	—	—	—	1,053	—	1,053
Net income	—	—	—	—	33,760	33,760

Balances, May 31, 2001	35,158	35	252,733	652	10,724	264,144

Issuance of common stock:
Upon exercise of stock options	1,769	2	14,533	—	—	14,535
Under employee stock purchase plan	350	—	2,852	—	—	2,852
Deferred tax benefit from disqualified dispositions	—	—	5,821	—	—	5,821
Allowance for deferred tax benefit from disqualified dispositions	—	—	(5,821)	—	—	(5,821)
Repurchase of common stock	(1,502)	(1)	(19,985)	—	—	(19,986)
Unrealized gain on investments	—	—	—	647	—	647
Effect of foreign currency translation adjustments	—	—	—	664	—	664
Net income	—	—	—	—	1,409	1,409

Balances, May 31, 2002	35,775	36	250,133	1,963	12,133	264,265

Issuance of common stock:
Upon exercise of stock options	3,828	4	32,795	—	—	32,799
Under employee stock purchase plan	407	—	3,273	—	—	3,273
Deferred tax benefit from disqualified dispositions	—	—	9,775	—	—	9,775
Allowance for deferred tax benefit from disqualified dispositions	—	—	(2,769)	—	—	(2,769)
Repurchase of common stock	(2,450)	(2)	(28,562)	—	—	(28,564)
Unrealized gain on investments	—	—	—	115	—	115
Effect of foreign currency translation adjustments	—	—	—	1,096	—	1,096
Net income	—	—	—	—	11,641	11,641

Balances, May 31, 2003	37,560	$38	$264,645	$3,174	$23,774	$291,631

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended May 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$11,641	$1,409	$33,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,700	4,251	3,185
Noncash restructuring charges	202	(6)	—
Allowance for doubtful accounts	563	993	1,163
Deferred income taxes	3,141	409	19,336
Write-off of in-process research and development	1,200	—	—
Amortization of premium/(discount) on securities, net	1,458	352	(1,030)
Changes in operating assets and liabilities:
Trade accounts receivable	2,474	15,787	(15,966)
Prepaid and other current assets	1,116	1,292	(2,887)
Accounts payable	(444)	(1,047)	381
Accrued compensation and other accrued liabilities	525	(2,431)	5,438
Deferred revenue	(2,461)	(2,091)	4,350

Net cash provided by operating activities	24,115	18,918	47,730

Cash flows from investing activities:
Acquisition of equipment and leasehold improvements	(1,745)	(3,073)	(6,184)
Purchases of marketable securities	(529,858)	(512,409)	(640,872)
Maturity of marketable securities	242,611	293,552	365,600
Proceeds from sale of marketable securities	313,395	203,628	246,438
Acquisition of business	(23,826)	—	—

Net cash provided by (used in) investing activities	577	(18,302)	(35,018)

Cash flows from financing activities:
Proceeds from the sale of common stock net of issuance costs	36,068	17,387	34,155
Repurchase of common stock	(28,562)	(19,986)	—

Net cash provided by (used in) financing activities	7,506	(2,599)	34,155

Effect of exchange rate changes on cash	671	668	68

Net increase in cash and cash equivalents	32,869	(1,315)	46,935
Cash and cash equivalents, beginning of period	52,803	54,118	7,183

Cash and cash equivalents, end of period	$85,672	$52,803	$54,118

Supplemental disclosure of cash flow information:
Cash paid for interest	$35	$17	$4
Cash paid for income taxes	$1,062	$375	$286

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended May 31,
	2003	2002	2001
Net income	$11,641	$1,409	$33,760

Unrealized gains on available-for-sale investments or securities, net	185	1,044	1,685
Cumulative effect of foreign currency translation adjustments	1,096	664	—

Estimated tax provision	(70)	(397)	(632)

Net change in other comprehensive income	1,211	1,311	1,053

Comprehensive income	$12,852	$2,720	$34,813

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Verity, Inc. (the “Company”) develops, markets and supports infrastructure products for corporate intranets, extranets, web sites, corporate portals, business applications, online publishers, e-commerce providers and original equipment manufacturer (“OEM”) toolkits for independent software vendors (“ISVs”). The Company’s comprehensive and integrated product family enables numerous enterprise-wide functionalities, all from the same underlying Verity information index. The Company’s products organize and provide simple, single-point access to information across the entire enterprise. In doing so, the Company’s products can be used to create or enhance business portals, which leverage the value of existing investments in intranets and business applications. The Company markets and sells its software and services to commercial end users across many industries and government entities through multiple distribution channels, including direct sales, primarily in the United States and Europe and a worldwide network of value added resellers and system integrators.

2. Summary of Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates, judgments and assumptions are continually evaluated based on available information and experience; however, actual amounts could differ from those estimates.

Basis of consolidation

The consolidated financial statements include the accounts of Verity, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with an original or remaining maturity of 90 days or less as of the date of purchase. Cash equivalents are stated at amortized cost plus accrued interest, which approximates fair value. Cash equivalents consist primarily of money market instruments and certificates of deposit, which amounted to $63.4 million and $29.6 million at May 31, 2003 and 2002, respectively.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets; computers are depreciated over three years, software is depreciated up to two years, and furniture and fixtures are depreciated over five years. Leasehold improvements and leased assets are amortized on a straight-line basis over the lesser of their estimated useful life or the lease term. Gains and losses upon asset disposal are taken into income in the year of disposition.

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

Impairment of long-lived assets

The Company evaluates the recoverability of long-lived assets and recognizes impairment charges in the event the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. Long-lived assets include property and equipment. Such assets are carried at the lower of depreciated cost or fair market value as estimated by management based on appraisals, current market value, and comparable sales value, as appropriate. Recoverability of an asset is measured by comparison of its carrying amount to future undiscounted net cash flows that the asset is expected to generate. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets.

Research and development costs

Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Such costs are amortized using the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or on a straight line basis over 12 to 18 months. The Company regularly evaluates estimated net realizable value of costs and records write-downs for any product for which the net book value is in excess of discounted cashflows. In fiscal 2003, 2002 and 2001, the Company did not capitalize any software development costs since such costs were not significant.

Revenue Recognition

The Company’s revenues are derived from license fees for software products and fees for services complementary to its products, including software maintenance, consulting and training. The Company generally charges fees for services separately from the license fees for its software products.

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended. The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in the Company’s business practices could result in future changes in its revenue accounting policies that could have a material adverse effect on its business, financial condition and results of operations.

The Company recognizes revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is probable. Delivery generally occurs when the product is delivered to a common carrier. At the time of the transaction, the Company assesses whether the fee associated with its revenue transactions is fixed or determinable and whether or not collection is probable. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. The Company assesses collection based on a number of factors, including any past transaction history with the customer and the credit-worthiness of the customer.

For all sales, the Company uses either a binding purchase order or signed license agreement as evidence of an arrangement. Sales through the Company’s distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. The Company’s arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

The Company recognizes maintenance revenues from ongoing customer support and product upgrades ratably over the term of the applicable maintenance agreement, which is typically twelve months. Generally, the Company receives payments for maintenance fees in advance and they are nonrefundable. The Company recognizes revenues for consulting and training generally when the services are performed.

For agreements with multiple elements, such as license, maintenance, training and consulting services, the Company allocates revenue to each component of the arrangement based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. For software license updates and product support services, vendor specific objective evidence is additionally measured by the renewal rate offered to the customer. The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with its revenue recognition policy for such element. If the Company cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, the Company defers revenue until all elements are delivered and all services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, the Company uses the residual method to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Sales Returns, Allowance for Doubtful Accounts

The Company’s management makes estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of its products when evaluating the adequacy of the sales returns allowance. Management judgments and estimates are made and used in connection with establishing the sales returns allowance in any accounting period. Similarly, management must make estimates of the uncollectability of accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. As of May 31, 2003, the Company’s accounts receivable balance was $22.6 million, net of provision for sales returns allowance of $0.2 million and allowance for doubtful accounts of $1.5 million. On May 31, 2002, the Company’s accounts receivable balance was $21.0 million, net of provision for sales returns allowance of $0.2 million and allowance for doubtful accounts of $1.4 million.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. The Company accounts for stock-based arrangements issued to non-employees based on the fair value of the stock granted using the Black-Scholes option pricing model at the date of grant.

Deferred stock-based compensation is being amortized using the graded vesting method over the vesting period of each respective option, which is generally four years. Under the graded vesting method, each option grant is separated into portions based on its vesting terms, which results in acceleration of amortization expense for the overall award.

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”

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

As of May 31, 2003, the Company believes it is more likely than not that it will be able to realize the majority of its tax asset through expected future taxable profits, but believes that it is more probable than not that it will not be able to recover any benefits from net operating loss carryforwards originating from deductions for the exercise and/or disposition of stock options in recent periods. Therefore, the Company recorded a valuation allowance related to this component of the deferred tax asset. The net operating loss carryforwards originating from deductions for the exercise and/or disposition of stock options and the related valuation allowance has been recorded against additional paid-in capital and did not affect net income for the period.

If the Company concludes that other components of the deferred tax asset require a valuation allowance in the future, the effect on income tax expense could be material.

Goodwill and Identifiable Purchased Intangible Assets

The Company records goodwill and identifiable purchased intangible assets when it acquires other companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as purchased technology and maintenance agreements are amortized to operating expense over time, while in-process research and development is recorded as a one-time charge on the acquisition date.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This standard eliminates the amortization of goodwill and requires goodwill to be reviewed at least annually for impairment, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. There can be no assurance that at the time that the review is completed a material impairment charge will not be required and recorded. The Company is required to perform an initial impairment review of goodwill in fiscal 2003 and an annual impairment review thereafter. The Company periodically reviews the estimated remaining useful lives of its intangible assets. A reduction in the Company’s estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

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

A small portion of the Company’s revenue is derived from relatively large sales to individual customers, representing exposure to the loss of a major customer or any reduction in orders by such customers, significant technological changes in the industry, and the infringement or expropriation of proprietary intellectual property rights or patents. In addition, a significant portion of the Company’s revenue is derived from international sales, and therefore exposes the Company to fluctuation of the U.S. dollar against foreign currencies or local economic conditions.

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

The Company sells products to companies in North America, Europe, Asia, South Africa, South America and Australia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company also performs an analysis of the expected collectibility of accounts receivable and records an allowance for doubtful accounts receivable when necessary. The Company maintains allowances for potential losses and such losses have been within management’s expectations. For the fiscal years ended May 31, 2003 and 2002, no customer accounted for more than 10% of the total accounts receivable balance. No customer accounted for more than 10% of the total revenue in any period reported.

Foreign currency translation

The Company translates the accounts of its subsidiaries using historical rates for nonmonetary assets and current rates for monetary assets. Remeasurement gains and losses from the translation of these subsidiaries and those that arise from exchange rate changes on transactions denominated in a currency other than the US currency are included in the statements of operations. The Company’s subsidiaries use the Euro and local currency as their functional currency. The net gain (loss) on foreign currency remeasurement and exchange rate changes for fiscal years 2003, 2002 and 2001, which is included in other expense, net on the accompanying statements of operations, was $275,000, $149,000 and $772,000, respectively.

Fair value of financial instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable approximate fair value due to their short maturities. The fair value of the Company’s investments is set forth in Note 4.

Computation of net income per share

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares of common stock and common stock equivalent shares outstanding during the period. Dilutive common stock equivalent shares consist of stock options.

Comprehensive income

The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130.”) Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Other comprehensive income for all periods presented consists of unrealized gains and losses on available-for-sale securities and the effect of foreign currency translation.

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

146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company’s adoption of SFAS No. 146 did not have a significant impact on the Company’s financial position or results of operations.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21 (“Issue 00-21”), “Revenue Arrangements with Multiple Deliverables”. Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that the adoption of Issue 00-21 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

On April 30, 2003, the FASB issued Statement No. 149 (“Statement 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of Statement 149 will have a material effect on its consolidated financial position, results of operations or cash flows.

On May 15, 2003, the FASB issued Statement No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company does not use such instruments in its share repurchase program. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company adopted

Statement 150 on June 1, 2003 and does not believe the effect of adopting this statement will have a material impact on its financial position, results of operations or cash flows.

3. Business Combination

During the quarter ended February 28, 2003, the Company completed the purchase of certain assets and obligations of Inktomi Corporation’s enterprise search software business (“Enterprise”), which management believes qualifies as a business, as defined by the EITF. The purchase augments the Company’s product portfolio in the enterprise search and intellectual capital management markets, bringing the Company a product to address an additional segment of the market and gain access to Inktomi’s enterprise search customer base of 2,500 companies worldwide, considerably expanding the Company’s installed base of customers.

The total purchase price of the acquisition of Enterprise is as follows (in thousands):

Cash	$22,000
Deferred payment	3,000
Acquisition costs	1,826

Total purchase price	$26,826

Under the purchase method of accounting, the total purchase price is allocated to Enterprise’s net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion of the acquisition. The final purchase price is dependent on the actual cash paid and actual direct acquisition costs. Based upon the purchase price and the independent valuation, the purchase price allocation is as follows (in thousands):

Identifiable intangible assets acquired (Useful life (years))
Existing technology (5)	$8,300
Patents/core technology (5)	2,800
Maintenance agreements (5)	1,800

Total amortizable intangible assets	12,900
In-process technology	1,200
Fair value of net liabilities assumed	(2,419)
Goodwill	15,145

Total purchase price (including transaction costs)	$26,826

The following table presents details of the Company’s total purchased intangible assets (in thousands):

May 31, 2003	Gross	Accumulated Amortization	Net
Existing technology	$8,300	$830	$7,470
Patents/core technology	2,800	280	2,520
Maintenance agreements	1,800	180	1,620

Purchased intangible assets, net	$12,900	$1,290	$11,610

The estimated future amortization expense of purchased intangible assets as of May 31, 2003 is as follows (in thousands):

Fiscal Year	Amount
2004	$2,580
2005	2,580
2006	2,580
2007	2,580
2008	1,290

Total	$11,610

The Company’s methodology for allocating the purchase price to in-process research and development (“in-process research and development”) is determined through established valuation techniques in the high-technology software industry and expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. The fair value allocation to in-process research and development was determined by identifying the research projects for which technological feasibility had not been achieved and which had no alternative future use at the acquisition date, assessing the stage and expected date of completion of the research and development effort at the acquisition date, and calculating the net present value of the cash flows expected to result from the successful deployment of the new technology resulting from the in-process research and development effort.

The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the acquisition date, Enterprise had released Ultraseek 5.0, XML Toolkit 1.0, and the latest version of Quiver to the market. Current development efforts, considered in-process research and development, were focused on Ultraseek 5.1 and XML Toolkit 2.0. There were no development efforts (that meet the criteria of in-process research and development) related to the Quiver product line as of the acquisition date. The estimated stage of completion of both Ultraseek 5.1 and XML toolkit 2.0 was 55% complete. Total in-process research and development expense for the quarter ended February 28, 2003 was $1.2 million.

Of the total purchase price, the Company retained $3.0 million in order to secure Inktomi’s indemnification obligations under the Purchase Agreement. On June 17, 2004, the Company is obligated to pay Inktomi an amount equal to the sum of (i) $3.0 million plus (ii) simple interest thereon calculated from the December 17, 2002 through the date of payment at an annual rate of 1.5%. The Company shall have the right to withhold or deduct from the deferred payment amount any sum that may be owed to it by Inktomi pursuant to Inktomi’s indemnification obligations under the Purchase Agreement. The Company believes the likelihood of such indemnifications is remote.

The Consolidated Financial Statements include the operating results of Enterprise from the date of acquisition. The following unaudited pro forma financial information presents the combined results of the Company and Enterprise as if the purchase had occurred on June 1, 2001, after giving effect to certain adjustments, including amortization of identifiable intangible assets and in-process research and development expense. For the twelve month period ended May 31, 2003, in-process research and development expense has been removed, as that expense would have occurred in the twelve month period ended May 31, 2002 had the purchase occurred on June 1, 2001.

	Year Ended May 31,
	2003	2002
	(unaudited)
Total revenues	$111,638	$118,161

Net loss	$(234,428)	$(12,185)

Net loss per share — basic	$(6.62)	$(0.34)

Net loss per share — diluted	$(6.62)	$(0.34)

4. Investments

As of May 31, 2003, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Fair Value
Short-term	$52,192	$801	$52,993
Long-term	111,371	708	112,079

Total investments	$163,563	$1,509	$165,072

At May 31, 2003, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$52,993
After one year through three years	112,079

$165,072

As of May 31, 2002, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Fair Value
Short-term	$100,450	$670	$101,120
Long-term	90,391	1,042	91,433

Total investments	$190,841	$1,712	$192,553

At May 31, 2002, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$101,120
After one year through three years	91,433

$192,553

5. Balance Sheet Detail

Trade receivables

As of May 31, 2003 and 2002, the balance of trade receivables is as follows (in thousands):

	May 31,
	2003	2002
Trade receivables	$24,317	$22,601
Allowance for doubtful accounts	(1,540)	(1,428)
Allowance for sales returns	(180)	(212)

	$22,597	$20,961

Write-offs against the allowance for doubtful accounts were $451,000, $915,000 and $713,000 in the fiscal years 2003, 2002 and 2001, respectively.

Property and equipment

As of May 31, 2003 and 2002, property and equipment consist of the following (in thousands):

	May 31,
	2003	2002
Computer equipment & software	$13,153	$16,781
Furniture and fixtures	2,412	5,787
Leasehold improvements	5,907	5,759

	21,472	28,327
Less accumulated depreciation	(16,304)	(21,702)

	$5,168	$6,625

Depreciation expense for fiscal years 2003, 2002 and 2001 was $3,410,000, $4,251,000 and $3,185,000, respectively.

At May 31, 2003 and 2002, there were no assets under capital leases.

Other accrued liabilities

As of May 31, 2003 and 2002, other accrued liabilities consist of the following (in thousands):

	May 31,
	2003	2002
Forward contracts payable	$7,528	—
Tax provision payable	3,493	$1,973
Other payable	1,053	806

	$12,074	$2,779

Forward contracts are scheduled to mature in June, July and August of 2003, respectively.

6. Commitments and Contingencies

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

On December 17, 2002, the Company completed the purchase of certain assets and obligations of Inktomi Corporation’s enterprise search software business. Of the total purchase price, the Company deferred $3.0 million in order to secure Inktomi’s indemnification obligations under the Purchase Agreement. On June 17, 2004, the Company is obligated to pay Inktomi an amount equal to the sum of (i) $3.0 million plus (ii) simple interest thereon calculated from the December 17, 2002 through the date of payment at an annual rate of 1.5%. The Company shall have the right to withhold or deduct from the deferred payment amount any sum that may be owed to it by Inktomi pursuant to Inktomi’s indemnification obligations under the Purchase Agreement. The Company believes the likelihood of indemnification is remote. In addition to the cash commitment in this transaction, the Company may also incur costs related to the integration of this business. These costs may be incurred in subsequent quarters and may affect the Company’s results of operations.

At May 31, 2003, future minimum rental payments and receipts under the operating leases are as follows (in thousands):

Fiscal Year Ending May 31,	Rental Payments	Sublease Income
2004	$3,273	$336
2005	2,714	48
2006	1,463	—
2007	1,434	—
2008 and thereafter	1,861	—

	$10,745	$384

The following table shows our contractual obligations:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(dollars in millions)
Operating Leases	$10.7	$3.3	$4.1	$2.9	$0.4
Deferred Purchase Payment	3.1	0.0	3.1	0.0	0.0

Total Contractual Cash Obligations	$13.8	$3.3	$7.2	$2.9	$0.4

Worldwide rent expense, excluding sublease income, for fiscal years 2003, 2002 and 2001 was $3,741,000, $3,936,000 and $2,890,000, respectively.

Contingencies

BroadVision

On June 7, 2001, the Company filed a complaint in federal district court in the Northern District of California, San Jose Division, against BroadVision, Inc. (Case No. C01-20501-PVT-ADR). BroadVision is a software company that the Company in the past has licensed to distribute the Company’s copyrighted software known as the Verity Developer Kit (“VDK”). The Company alleges in its complaint that under the terms of the parties’ licenses, BroadVision was authorized to distribute certain limited portions of VDK as an embedded component of specified software applications of BroadVision. The Company further alleges that BroadVision has distributed portions of VDK that it was not authorized to distribute, failed to prevent end users from accessing unlicensed functions and encouraged end users to make use of unlicensed functions of VDK. The Company further alleges that it terminated its license with BroadVision on April 24, 2001 and that BroadVision no longer has any right to distribute any portion of VDK.

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

BroadVision answered the Company’s complaint on June 28, 2001 and denied the material allegations of the Complaint and asserted affirmative defenses to the Company’s claims. BroadVision also asserted a counterclaim alleging that the Company had breached the parties’ license and the implied covenant of good faith and fair dealing contained therein (1) by failing to pay BroadVision referral fees that it claims the Company owes to BroadVision for BroadVision’s efforts in securing the sale of Verity Advanced K-2 Search Modules; and (2) by failing to provide support to BroadVision for VDK after the Company terminated the parties’ license. BroadVision seeks by its counterclaim, among other things, damages according to proof, a declaration that BroadVision has not breached the parties’ license and attorneys’ fees.

The Company answered BroadVision’s counterclaim on July 23, 2001 and denied the material allegations of the counterclaim and asserted various affirmative defenses to BroadVision’s claims. On August 8, 2002, the Company filed a first amended complaint against BroadVision which, among other things, added a claim for contributory copyright infringement against BroadVision based on allegations that BroadVision knowingly facilitated the use by end users of unlicensed functionality of VDK.

The action is currently in the discovery phase. The trial date has been set for September 2, 2003.

The Company intends to defend against the counterclaims vigorously. However, there can be no assurance that the complaint and counterclaims discussed above will be resolved without costly litigation, or in a manner that is not materially adverse to the Company’s financial position, results of operations or cash flows. No estimate can be made of the possible loss or possible range of loss associated with the resolution of these contingencies and accordingly, the Company has not recorded a liability.

Software License Indemnity

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software sold infringes upon any patent, copyright, trademark, or any other proprietary right of a third party, it will indemnify its customer licensees, against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in all of its software license agreements and selected managed services arrangements. In the event the customer can not use the software or service due to infringement and the Company can not obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer a refund of the fees paid by the customer for the infringing license or service. The Company has recorded no liability associated with this indemnification, as it is not aware of any pending or threatened actions that are probably losses.

7. Stockholders’ Equity

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

Common shares purchased under the Plan are subject to the Company’s right of repurchase, which generally lapses as to 12.5% of the shares six months from the grant date and thereafter ratably over the remainder of a 3 1/2 year period at the holder’s original purchase price. Thereafter, the Company has the right of first refusal to purchase such shares. At May 31, 2003, 2002 and 2001, the Company had 0, 0, and 84 shares, respectively, subject to the

Company’s right to repurchase. As of May 31, 2003, 422,000 shares of common stock were available for grant under the 1995 Stock Option Plan.

Outside Directors Plan

In July 1995, the Company’s Board of Directors approved the 1995 Outside Directors Plan and reserved 400,000 shares of common stock for issuance to directors of the Company who are not employees of the Company. The Outside Directors Plan provides for the automatic granting of nonqualified stock options to directors of the Company who are not employees of the Company.

At the initiation of the Plan, each current outside director was automatically granted an option to purchase 40,000 shares of common stock at the following annual meeting of stockholders. Each new outside director is automatically granted an option to purchase shares of the Company’s common stock at the time of annual meeting following their appointment. Thereafter, at each annual meeting of the stockholders, outside directors who have previously received options will receive a new option to purchase 40,000 shares of the Company’s common stock. The exercise price of the options in all cases will be equal to the fair market value of the Company’s common stock at the date of grant. Options granted under the Director’s Plan are immediately exercisable, but vest over four years and generally must be exercised within ten years. In September 1999, the Company’s stockholders approved an increase to the number of shares reserved under the Outside Director’s Plan to a total of 1,000,000 shares. As of May 31, 2003, 140,000 shares of common stock were available for grant under this plan.

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

In fiscal years 2003, 2002 and 2001, the Company increased the number of shares reserved under the Plan to 29,700,000, 24,700,000 and 12,700,000 shares of common stock, respectively, for issuance to certain employees and consultants of the Company. As of May 31, 2003, 5,696,000 shares of common stock were available for grant under the 1996 Nonstatutory Stock Option Plan.

1997 Stock Option Plan for Verity Canada

In May 1997, the Company’s Board of Directors authorized the adoption of the 1997 Stock Option Plan for Verity Canada. The terms of the 1997 Stock Option Plan for Verity Canada are substantially the same as those of the 1995 Stock Option Plan with the exception of option type and term.

In fiscal years 2003 and 2001, the Company increased the number of shares reserved under the 1997 Plan to 2,590,000 and 2,250,000 shares of common stock, respectively, for issuance to certain employees and consultants of the Company. As of May 31, 2003, 336,000 shares of common stock were available for grant under the 1997 Stock Option Plan for Verity Canada.

Equity Compensation Plan Information

The following table gives information about the Company’s stock that may be issued upon the exercise of options, warrants and rights under all of the Company’s existing equity compensation plans as of May 31, 2003, including the Company’s Restated 1995 Stock Option Plan, 1996 Nonstatutory Stock Option Plan, Outside Directors Plan, and the 1997 Stock Option Plan (together, the “Option Plans”):

	Equity Compensation Plan Information (shares in thousands)
	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	5,603		$23.60	562
Equity compensation plans not approved by stockholders	17,988	(1)	16.64	6,032

TOTAL	23,591		$18.30	6,594

(1)	Issued under the Company’s 1996 Nonstatutory Stock Option Plan and the Company’s 1997 Stock Option Plan for Verity Canada, both of which do not require the approval of and has not been approved by the Company’s stockholders. See the description above of the 1996 Nonstatutory Stock Option Plan and the 1997 Stock Option Plan.

Activity under stock option plans

Activity under the above stock option plans is set forth below (shares in thousands):

	Year Ended May 31,
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	19,285	$20.00	16,277	$23.91	12,720	$20.12
Granted	9,562	10.99	7,164	9.47	8,418	23.69
Exercised	(3,826)	8.56	(1,769)	8.22	(3,394)	8.95
Cancelled	(1,430)	18.53	(2,387)	23.71	(1,467)	24.41

Outstanding at end of period	23,591	18.30	19,285	20.00	16,277	23.91

Options exercisable at end of period	14,806	$20.65	12,217	$21.11	7,588	$24.04

Common stock option plans

The following table summarizes information with respect to stock options outstanding at May 31, 2003 (shares in thousands):

	Options Outstanding			Options Not Subject to Repurchase Upon Exercise
Range of Exercise Price	Number at May 31, 2003	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number at May 31, 2003	Weighted Average Exercise Price
$ 1.00 – $ 4.99	442	2.90	$3.32	442	$3.32
$ 5.00 – $16.49	15,197	6.57	11.55	7,758	11.65
$16.50 – $29.99	1,713	5.46	23.09	1,234	23.89
$30.00 – $53.00	6,239	4.81	34.48	5,372	34.33

	23,591	5.95	$18.30	14,806	$20.65

At May 31, 2002 options to purchase 12,216,000 shares of common stock were not subject to rights of repurchase upon exercise at an average exercise price of $21.11.

Generally, 12.5% of the shares subject to options granted to new employees become vested after the date of commencement of employment and 2.083% of the shares subject to options vest upon completion of each succeeding full month of continuous employment with Verity. Shares subject to options granted to existing employees generally vest monthly over a four-year period from the date of grant. The Company’s board retains discretion to modify certain terms including the vest schedule.

Employee stock purchase plan

In July 1995, the Company’s Board of Directors approved the 1995 Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance to eligible employees. In September 1999, the Company’s stockholders approved an increase to 4,000,000 shares of common stock. The Employee Stock Purchase Plan permits eligible employees to purchase shares of the Company’s common stock at 85% of the lesser of fair market value of the common stock on the first day of the 12-month offering period or the last day of the six-month purchase period within the offering period. During the fiscal years ended May 31, 2003, 2002 and 2001, employees purchased 406,628, 350,321 and 159,293 shares at average prices of $8.05, $8.20 and $23.44 per share, respectively. As of May 31, 2003, 3,268,241 shares of the Company’s common stock have been issued under the plan and 731,759 shares remained available for purchase.

Pro forma stock-based compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123,”) Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Company’s stock option plans or Employee Stock Purchase Plan. Had compensation cost for the Company’s stock option plans and Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in fiscal years 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share for fiscal years 2003, 2002 and 2001 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal Years
	2003	2002	2001
Net income — as reported	$11,641	$1,409	$33,760

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(63,427)	(78,883)	(100,858)

Net loss — pro forma	$(51,786)	$(77,474)	$(67,098)

Net income per share — basic — as reported	$0.33	$0.04	$1.00

Net income per share — diluted — as reported	$0.31	$0.04	$0.92

Net loss per share — basic — pro forma	$(1.46)	$(2.19)	$(1.99)

Net loss per share — diluted — pro forma	$(1.46)	$(2.19)	$(1.99)

The above pro forma disclosures are not necessarily representative of the effects on reported net income (loss) for future years.

The aggregate fair value and weighted average fair value of each option granted in fiscal years 2003, 2002 and 2001 were $54.9 million, $45.9 million and $140.2 million, and $5.74, $6.41 and $16.65, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions for fiscal years 2003, 2002 and 2001:

	2003	2002	2001
Expected volatility	80%	100%	100%
Risk-free interest rate	1.81 - 3.72%	3.14 - 4.35%	5.4%
Expected life	2.9 years	3.5 years	3.5 years
Expected dividend yield	0.0%	0.0%	0.0%

The Company has also estimated the fair value for the purchase rights under the Employee Stock Purchase Plan using the Black-Scholes Option Pricing Model with the following assumptions for fiscal years 2003, 2002 and 2001:

	2003	2002	2001
Expected volatility	80%	100%	100%
Risk-free interest rate	1.16-1.56%	1.98-2.33%	5.4%
Expected life	1.00 year	.50 – 1.00 years	.50 – 1.00 years
Expected dividend yield	0.0%	0.0%	0.0%

Preferred stock purchase rights plan

In September 1996, the Company’s Board of Directors adopted a Preferred Stock Purchase Rights Plan designed to enable all Company stockholders to realize the full value of their investment and to provide for fair and equal treatment for all Company stockholders in the event that an unsolicited attempt is made to acquire the Company. Under the Plan, stockholders will receive one Right to purchase one one-hundredth of a share of a new series of Preferred Stock for each outstanding share of Company common stock held at the close of business on October 2, 1996. The Rights expire on September 17, 2006.

Preferred stock and common stock

The Company is authorized to issue two classes of shares to be designated respectively Preferred Stock, having a par value of $0.001 per share, and Common Stock, having a par value of $0.001 per share. The total number of shares of Preferred Stock the Company has the authority to issue is 1,999,995, and the total number of shares of Common Stock the Company has authority to issue is 200,000,000. None of the shares outstanding are subject to repurchase as of May 31, 2003.

8. Income Taxes

Income tax expense includes U.S. and international income taxes, as well as the provision for U.S. taxes on undistributed earnings of international subsidiaries. Certain items of income and expense are not reported on income tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

Income before taxes consist of the following (in thousands):

	Fiscal Years
	2003	2002	2001
Domestic	$16,905	$1,056	$52,689
Foreign	1,870	1,219	1,293

	$18,775	$2,275	$53,982

Details of the income tax provision (benefit) for fiscal years 2003, 2002 and 2001 consist of the following (in thousands):

	May 31,
	2003	2002	2001
Current:
Federal	$6,366	$1,262	$14,095
State	448	126	1,476
Foreign	743	502	598

	7,557	1,890	16,169

Deferred:
Federal	(378)	(1,066)	3,650
State	(45)	40	403
Foreign	—	—	—

	(423)	(1,026)	4,053

	$7,134	$864	$20,222

The Company’s effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	Fiscal Years
	2003	2002	2001
Income tax benefit at statutory rates	35.0%	35.0%	35.0%
State income taxes net of federal benefit	3.3	(18.3)	3.5
Non-deductible expenses	1.6	33.0	2.6
Foreign taxes	0.7	28.2	0.1
Release of valuation allowance	—	—	—
Research and development credit	(2.6)	(39.9)	(5.2)
Net operating loss (benefited) not benefited	—	—	1.5

Effective tax rate	38.0%	38.0%	37.5%

The components of the net deferred tax asset are (in thousands):

	May 31,
	2003	2002
Deferred tax assets:
Accumulated depreciation	$3,573	$2,073
Accrued compensation	975	940
Other accruals and allowance for doubtful accounts	2,706	1,656
Research and development credits	10,737	10,223
Net operating loss carryforwards	25,669	23,936

	43,660	38,828
Deferred tax liability:
Appreciated investments – FAS 115	(95)	(413)

Gross deferred tax assets	43,565	38,415
Valuation allowance	(21,473)	(18,704)

Net deferred tax assets	$22,092	$19,712

As of May 31, 2003, the Company had approximately $72,132,000 and $11,312,000 of net operating loss carryforwards for federal and California purposes, respectively, to offset future taxable income. The tax benefits associated with these net operating loss carry forwards have been or (will be) recorded to the additional paid-in-capital account as they arose from the exercise and/or disposition of stock options. The Company also has federal and state research and development tax credit carryforwards of approximately $7,216,000 and $3,521,000, respectively, at May 31, 2003. The net operating losses and credit carryforwards expire in the years 2004 to 2023 if not utilized. State research and development tax credit carryforwards can be utilized indefinitely.

Under the Tax Reform Act of 1986, the amounts of benefits from net operating loss and credit carryforwards may be impaired or limited in the future if the Company has incurred a cumulative ownership change of more than 50%, as defined, over a three year period.

Based on management’s assessment, the Company recorded a valuation allowance for a portion of the deferred tax asset related to the net operating loss carryforwards, which have arisen from deductions for the exercise and/or disposition of stock options, due to an uncertainty as to whether these benefits will be realized through future earnings. Any tax benefits realized from the reduction of this valuation allowance will be recorded to additional-paid-in-capital.

9. Related Party Transactions

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

In connection with Mr. Sbona’s service as President, CEO and an employee of the Company, the Compensation Committee of the Company’s Board also granted to him an option to purchase 700,000 shares of the Company’s common stock, at an exercise price of $2.563 per share. In October 1998, the Company’s Board granted Mr. Sbona another option to purchase additional 520,000 shares of the Company’s common stock, at an exercise price of $3.813 per share. In May 1999, the Company’s Board granted Mr. Sbona another option to purchase additional 420,000 shares of the Company’s common stock, at an exercise price of $16.250 per share. In October 1999 and January 2000, the Company’s Board granted Mr. Sbona options to purchase 606,000 and 394,000 of the Company’s common stock, at an exercise price of $30.75 and $31.75 per share, respectively. In July and December 2000, the Company’s Board granted Mr. Sbona options to purchase 407,000 and 400,000 of the Company’s common stock, at an exercise price of $36.38 and $13.94 per share, respectively. In September 2001, the Company’s Board granted Mr. Sbona an option to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $8.74 per share. In July 2002, the Company’s Board granted Mr. Sbona an option to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $9.75 per share. The shares subject to such options will vest entirely upon certain change of control transactions or upon a termination of Mr. Sbona without cause. The options will also remain exercisable for one year following the termination of Mr. Sbona’s services.

On March 12, 1999, the Company extended its agreement with Regent Pacific Management Corporation until August 31, 2000. This is the second amendment to the retainer agreement between Regent Pacific Management Corporation and the Company. since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continued to provide certain services to the Company at a fee of $50,000 per week. The new agreement provided the Company with an option to further extend the term of this agreement through February 2001. Furthermore, on March 12, 1999, Mr. Sbona was appointed as the Chairman of the Board of Directors of the Company. Mr. Sbona was the Company’s President from July 1997 to September 1999, was the Company’s Chief Executive Officer from July 1997 through February 2003, and has been a Board member since May 1998.

On each of February 10, 2000, March 12, 2001 and June 17, 2002, the Company extended its agreement with Regent Pacific Management Corporation. These were the third, fourth and fifth amendments to the retainer agreement between Regent Pacific Management Corporation and Verity, Inc. since the original agreement dated July 31, 1997. Under these amended agreement, Regent Pacific continued to provide management services to the Company.

On March 4, 2003, the Company extended its agreement with Regent Pacific Management Corporation through August 31, 2004. This is the sixth amendment to the retainer agreement between Regent Pacific Management Corporation and Verity, Inc. since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continues to provide management services to the Company. The agreement provides Verity with an option to further extend the term of this agreement through February 2005. The agreement terminates on February 28, 2005, but provides the Company with an option to further extend the term of this agreement through August 2005. If the Company exercises this option, the agreement will terminate after August 2005 unless Regent Pacific and the board agree to further extend it. The Company may discharge Regent Pacific at any time after February 28, 2004 provided that it has delivered a 60-day written notice of intent to cancel this agreement. On March 6, 2003, Mr. Sbona was moved to the position of Executive Chairman of the Board.

The Company paid fees to Regent Pacific Management Corporation totaling $2,600,000 for each of the fiscal years ended May 31, 2003, 2002 and 2001. As of May 31, 2003, there is no balance payable to Regent Pacific Management.

10. Employee Benefit Plan

The Verity, Inc. 401(k) Plan, as allowed under Section 401(k) of the Internal Revenue Code, allows for salary deductions for eligible employees to participate in a tax deferred savings and investment plan for retirement purposes. Employees are eligible to enroll in the plan during the first enrollment period after hire. Enrollments are held quarterly on a calendar year basis. Enrollment periods are offered four times a year, at the beginning of each calendar year quarter (January 1st, April 1st, July 1st and October 1st). Changes in contribution elections may only be done during these four enrollment periods. The plan also includes rollover and loan features.

Participants may make voluntary contributions to the plan from 1% to 50% of their compensation through payroll deductions on a pre-tax basis. The plan does not provide for Company contributions. For 2003, the annual maximum contribution limit is $12,000. A “Catch Up” Provision (for employees aged 50 and over) allows for an additional $2,000 contribution—to an annual maximum of $14,000.

11. Computation of Net Income Per Share

Basic and diluted net income per share are calculated as follows for fiscal years 2003, 2002 and 2001 (in thousands, except per share amounts):

	Fiscal Years
	2003	2002	2001
Basic:
Weighted average common shares outstanding (basic)	35,410	35,404	33,634
Net income applicable to common stockholders	$11,641	$1,409	$33,760
Net income per share	$0.33	$0.04	$1.00
Diluted:
Weighted average common shares outstanding (basic)	35,410	35,404	33,634
Dilutive effect of common stock equivalent shares	2,185	1,765	3,015

Weighted average common shares outstanding (diluted)	37,595	37,169	36,649

Net income applicable to common stockholders	$11,641	$1,409	$33,760
Net income per share	$0.31	$0.04	$0.92

12. Foreign Sales and Operations, and Major Customers

The Company operates in one business segment and develops, markets and supports infrastructure products for corporate intranets, extranets, web sites, corporate portals, business applications, online publishers, e-commerce providers and original equipment manufacturer toolkits for independent software vendors. Verity’s comprehensive and integrated product family enables numerous enterprise-wide functionalities, all from the same underlying Verity information index.

The Company has sales and marketing operations located outside the United States in the Netherlands, the United Kingdom, France, Germany, South Africa, Mexico and Australia, a joint investment partnership in Brazil and a development and technical support operation in Canada. Foreign branch and subsidiary revenues consist primarily of maintenance and consulting services and are being allocated based on foreign branch and subsidiary location. Disclosed in the table below is geographic information for any country comprising greater than ten percent of total revenues.

Financial Data by Geographical Area	United States	United Kingdom	Other Europe	Other Foreign	Eliminations	Total
	(in thousands)
Revenues:
2003	$63,877	$13,002	$18,606	$6,465	—	$101,950
2002	60,354	9,523	17,434	6,454	—	93,765
2001	96,793	13,334	26,663	8,245	—	145,035
Income (loss) from operations:
2003	12,754	6,737	(5,140)	472	$(3,265)	11,558
2002	6,900	3,566	(1,082)	514	(17,494)	(7,596)
2001	61,652	2,581	743	1,913	(24,241)	42,648
Long-lived assets:
2003	4,195	190	424	819	—	5,628
2002	4,509	308	530	1,278	—	6,625
2001	5,211	432	519	1,642	—	7,804

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

Of the total $38.1 million, $33.4 million and $46.9 million of revenues to Europe and other foreign countries for fiscal years 2003, 2002 and 2001, there were $22.8 million, $20.4 million and $37.7 million of export sales and $15.3 million, $13.0 million and $9.2 million of sales from foreign operations, respectively.

No single customer accounted for 10% or more of the Company’s revenue during fiscal years 2003, 2002 and 2001. Revenues from the federal government and its agencies were 9.8%, 6.1% and 7.4% of total revenues for fiscal years 2003, 2002 and 2001, respectively.

SCHEDULE II — VERITY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Year	Amounts Charged to Profit and Loss	Amounts Charged to APIC	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
Year ended May 31, 2003 Allowance for doubtful accounts	$1,428	$563	—	$(451)	$1,540
Year ended May 31, 2002 Allowance for doubtful accounts	1,350	993	—	(915)	1,428
Year ended May 31, 2001 Allowance for doubtful accounts	900	1,163	—	$(713)	1,350
Allowance for Deferred Tax Assets:
Year ended May 31, 2003 Valuation Allowance	(18,704)	—	$(2,769)	—	(21,473)
Year ended May 31, 2002 Valuation Allowance	$(12,883)	—	(5,821)	—	(18,704)
Year ended May 31, 2001 Valuation Allowance	—	—	$(12,883)	—	$(12,883)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITY, INC.

Date: August 7, 2003	By:	/s/ ANTHONY J. BETTENCOURT

(President and Chief Executive Officer)

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GARY J. SBONA Gary J. Sbona	Executive Chairman of the Board	August 7, 2003

/s/ ANTHONY J. BETTENCOURT Anthony J. Bettencourt	President and Chief Executive Officer and Director (Principal Executive Officer)	August 7, 2003

/s/ STEVEN R. SPRINGSTEEL Steven R. Springsteel	Senior Vice President of Finance and Administration and Chief Financial Officer (Assistant Secretary and Principal Financial Officer)	August 7, 2003

/s/ PAUL H. COOK Paul H. Cook	Vice President, Corporate Controller (Principal Accounting Officer)	August 7, 2003

/s/ STEVEN M. KRAUSZ Steven M. Krausz	Director	August 7, 2003

/s/ STEPHEN A. MACDONALD Stephen A. MacDonald	Director	August 7, 2003

/s/ CHARLES P. WAITE, JR. Charles P. Waite, Jr.	Director	August 7, 2003

/s/ KARL C. POWELL Karl C. Powell	Director	August 7, 2003

/s/ JOHN G. SCHWARZ John G. Schwarz	Director	August 7, 2003

/S/ VICTOR A. COHN Victor A. Cohn	Director	August 7, 2003

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement among Inktomi Corporation, Quiver, Inc., Ultraseek Corporation, Quiver Ltd. and Verity, Inc., dated November 13, 2002.(19)

2.2	Amendment No. 1 to Asset Purchase Agreement between Inktomi Corporation, Quiver, Inc., Ultraseek Corporation, Quiver Ltd. and Verity, Inc., dated December 17, 2002, amending Asset Purchase Agreement dated November 13, 2002.(19)

3.1	Restated Certificate of Incorporation of the Company.(14)

3.2	By-Laws.(14)

4.1	Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)

4.2	Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996.(2)

4.3	First Amendment to Rights Agreement dated as of July 23, 1999 among Verity, Inc. and BankBoston, N.A.(11)

10.1	Form of Indemnification Agreement for directors and officers.(1),(3)

10.2	Amended and Restated 1995 Stock Option Plan and forms of agreements thereunder.(3),(4)

10.4	1995 Outside Directors Stock Option Plan, as amended, and forms of agreement thereunder.(3),(12)

10.5	1996 Non-Statutory Stock Option Plan, as amended.(3),(15)

10.6	1997 Non-Statutory Stock Option Plan for Verity, Canada, as amended.(3),(16)

10.7	Offer letter, dated March 6, 2003, between Verity, Inc. and John G. Schwarz.(21)

10.8	Offer letter, dated March 6, 2003, between Verity, Inc. and Victor A. Cohn.(21)

10.18	Lease Agreement between Ross Drive Investors and the Company dated January 22, 1996.(5)

10.19	Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated July 31, 1997.(3),(6)

10.23	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated April 13, 1998.(3),(7)

10.26	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated March 12, 1999.(3),(9)

10.27	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated February 9, 2000.(3),(10)

10.29	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated March 12, 2001.(3),(13)

10.34	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated June 10, 2002.(3)(20)

10.35	1995 Employee Stock Purchase Plan, as amended October 1, 2001.(3)(20)

10.36	Loan Agreement, dated December 24, 1999, between Verity Benelux B.V. and Hugo Sluimer.(3),(17)

10.37	Loan Agreement, dated December 24, 1999, between Verity Benelux B.V. and Hugo Sluimer.(3),(17)

10.38	Loan Agreement, dated April 19, 2000, between Verity Benelux B.V. and Hugo Sluimer.(3),(17)

Exhibit Number	Description of Document

10.39	Loan Agreement, dated September 11, 2000, between Verity Benelux B.V. and Hugo Sluimer.(3),(17)

10.40	Amendment to Employment Agreement between Anthony J. Bettencourt and the Company dated September 1, 2002.(3)(18)

10.41	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated March 4, 2003.(3),(21)

10.42	Employment Arrangement between Anthony J. Bettencourt and Verity, Inc. effective as of March 4, 2003.(3),(21)

21.1	Subsidiaries of the Company.(21)

23.1	Consent of Independent Auditors, PricewaterhouseCoopers LLP.(21)

31.1	Certification of Anthony J. Bettencourt.(21)

31.2	Certification of Steven R. Springsteel.(21)

32	Certification of Chief Executive Officer and Chief Financial Officer.(21)

(1)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.

(2)	Incorporated by reference from Exhibit No. 1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996.

(3)	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(4)	With respect to the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended February 28, 2003. With respect to the form of agreements under the Amended and Restated 1995 Stock Option Plan, incorporated by reference to such agreements filed as exhibits with corresponding exhibit number from the Company’s Form 10-Q for the quarter ended August 31, 1996.

(5)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 29, 1996.

(6)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 1997.

(7)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 1998.

(8)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 1998.

(9)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 28, 1999.

(10)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 29, 2000.

(11)	Incorporated by reference from Exhibit No. 99.2 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 29, 1999.

(12)	With respect to the 1995 Outside Directors Stock Option Plan, as amended, incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed October 26, 1999. With respect to the form of agreements under the 1995 Outside Directors Stock Option Plan, as amended, incorporated by reference to such agreements filed as exhibits with corresponding exhibit number from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.

(13)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 28, 2001.

(14)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 2000.

(15)	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended February 28, 2003.

(16)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended February 28, 2003.

(17)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K/A filed on August 29, 2002 for the year ended May 31, 2002.

(18)	Incorporated by reference from the exhibit with corresponding number from the Company’s Form 10-Q for the quarter ended August 31, 2002.

(19)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 20, 2002.

(20)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 2002.

(21)	Filed herewith.