Form 10-K/A
period 2003-05-31
VERITY INC \DE\
filed 2003-08-27
CIK 949956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

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

EXPLANATORY NOTE

We are filing this amendment to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on August 7, 2003, solely for the purpose of updating Exhibit 10.42 (which agreement was entered into subsequent to the filing of the 10-K but is effective during the period covered by the 10-K). This amendment only changes the Exhibit Index and includes Exhibit 10.42 and the additional required exhibits; no other information included in the Annual Report on Form 10-K is amended by this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITY, INC.

By:	/s/ STEVEN R. SPRINGSTEEL
Steven R. Springsteel
Senior Vice President of Finance and Administration and Chief Financial Officer

Date: August 27, 2003

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement among Inktomi Corporation, Quiver, Inc., Ultraseek Corporation, Quiver Ltd. and Verity, Inc., dated November 13, 2002.(19)
2.2	Amendment No. 1 to Asset Purchase Agreement between Inktomi Corporation, Quiver, Inc., Ultraseek Corporation, Quiver Ltd. and Verity, Inc., dated December 17, 2002, amending Asset Purchase Agreement dated November 13, 2002.(19)
3.1	Restated Certificate of Incorporation of the Company.(14)
3.2	By-Laws.(14)
4.1	Amended and Restated Rights Agreement dated August 1, 1995, as amended.(1)
4.2	Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996.(2)
4.3	First Amendment to Rights Agreement dated as of July 23, 1999 among Verity, Inc. and BankBoston, N.A.(11)
10.1	Form of Indemnification Agreement for directors and officers.(1),(3)
10.2	Amended and Restated 1995 Stock Option Plan and forms of agreements thereunder.(3),(4)
10.4	1995 Outside Directors Stock Option Plan, as amended, and forms of agreement thereunder.(3),(12)
10.5	1996 Non-Statutory Stock Option Plan, as amended.(3),(15)
10.6	1997 Non-Statutory Stock Option Plan for Verity, Canada, as amended.(3),(16)
10.7	Offer letter, dated March 6, 2003, between Verity, Inc. and John G. Schwarz.(21)
10.8	Offer letter, dated March 6, 2003, between Verity, Inc. and Victor A. Cohn.(21)
10.18	Lease Agreement between Ross Drive Investors and the Company dated January 22, 1996.(5)
10.19	Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated July 31, 1997.(3),(6)
10.23	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated April 13, 1998.(3),(7)
10.26	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated March 12, 1999.(3),(9)
10.27	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated February 9, 2000.(3),(10)
10.29	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated March 12, 2001.(3),(13)
10.34	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated June 10, 2002.(3)(20)
10.35	1995 Employee Stock Purchase Plan, as amended October 1, 2001.(3)(20)

1

10.36	Loan Agreement, dated December 24, 1999, between Verity Benelux B.V. and Hugo Sluimer.(3),(17)
10.37	Loan Agreement, dated December 24, 1999, between Verity Benelux B.V. and Hugo Sluimer.(3),(17)
10.38	Loan Agreement, dated April 19, 2000, between Verity Benelux B.V. and Hugo Sluimer.(3),(17)
10.39	Loan Agreement, dated September 11, 2000, between Verity Benelux B.V. and Hugo Sluimer.(3),(17)
10.40	Amendment to Employment Agreement between Anthony J. Bettencourt and the Company dated September 1, 2002.(3)(18)
10.41	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated March 4, 2003.(3),(21)
10.42	Key Employment Agreement, between Anthony J. Bettencourt and Verity, Inc. effective as of March 4, 2003.(3),(22)
21.1	Subsidiaries of the Company.(21)
23.1	Consent of Independent Auditors, PricewaterhouseCoopers LLP.(21)
31.1	Certification of Anthony J. Bettencourt.(21)(22)
31.2	Certification of Steven R. Springsteel.(21)(22)
32	Certification of Chief Executive Officer and Chief Financial Officer.(21)

(1)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.
(2)	Incorporated by reference from Exhibit No. 1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996.
(3)	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
(4)	With respect to the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended February 28, 2003. With respect to the form of agreements under the Amended and Restated 1995 Stock Option Plan, incorporated by reference to such agreements filed as exhibits with corresponding exhibit number from the Company’s Form 10-Q for the quarter ended August 31, 1996.
(5)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 29, 1996.
(6)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 1997.
(7)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 1998.
(8)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 1998.
(9)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 28, 1999.
(10)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 29, 2000.

2

(11)	Incorporated by reference from Exhibit No. 99.2 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 29, 1999.
(12)	With respect to the 1995 Outside Directors Stock Option Plan, as amended, incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed October 26, 1999. With respect to the form of agreements under the 1995 Outside Directors Stock Option Plan, as amended, incorporated by reference to such agreements filed as exhibits with corresponding exhibit number from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.
(13)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 28, 2001.
(14)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 2000.
(15)	Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended February 28, 2003.
(16)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended February 28, 2003.
(17)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K/A filed on August 29, 2002 for the year ended May 31, 2002.
(18)	Incorporated by reference from the exhibit with corresponding number from the Company’s Form 10-Q for the quarter ended August 31, 2002.
(19)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 20, 2002.
(20)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 2002.
(21)	Previously filed with the Company’s Form 10-K for the year ended May 31, 2003.

(22)  Filed herewith.

3