Form 10-Q
period 2003-08-31
VERITY INC \DE\
filed 2003-10-09
CIK 949956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 37,552,475 as of September 30, 2003.

VERITY, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

VERITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	August 31, 2003	May 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$69,648	$85,672
Short-term investments	75,781	52,993
Trade accounts receivable, net	19,216	22,597
Deferred tax assets	3,916	3,916
Prepaid and other	7,862	11,843

Total current assets	176,423	177,021
Property and equipment, net	4,926	5,168
Long-term investments	101,846	112,079
Deferred tax assets	18,176	18,176
Intangible assets, net	10,965	11,610
Goodwill	15,145	15,145
Other assets	449	460

Total assets	$327,930	$339,659

LIABILITIES
Current liabilities:
Accounts payable	$4,382	$5,541
Accrued compensation	8,168	8,518
Other accrued liabilities	9,510	12,074
Deferred revenue	16,916	18,874

Total current liabilities	38,976	45,007

Deferred purchase payment	—	3,021

Total liabilities	38,976	48,028

Contingencies (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value:
Authorized: 200,000 shares; issued and outstanding: 37,374 shares as of August 31, 2003 and 37,560 shares as of May 31, 2003	37	38
Additional paid-in capital	261,267	264,645
Other comprehensive income	2,057	3,174
Retained earnings	25,593	23,774

Total stockholders’ equity	288,954	291,631

Total liabilities and stockholders’ equity	$327,930	$339,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended August 31,
	2003	2002
Revenues:
Software products	$14,177	$12,306
Service and other	12,426	9,704

Total revenues	26,603	22,010

Costs of revenues:
Software products	339	390
Service and other	3,388	2,743

Total costs of revenues	3,727	3,133

Gross profit	22,876	18,877

Operating expenses:
Research and development	5,461	5,308
Marketing and sales	12,134	10,571
General and administrative	2,887	2,674
Amortization of purchased intangible assets	645	—

Total operating expenses	21,127	18,553

Income from operations	1,749	324

Other income, net	1,185	1,904

Income before provision for income taxes	2,934	2,228
Provision for income taxes	1,115	847

Net income	$1,819	$1,381

Net income per share—basic	$0.05	$0.04

Net income per share—diluted	$0.05	$0.04

Number of shares—basic	37,504	35,548

Number of shares—diluted	39,663	36,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended August 31,
	2003	2002
Cash flows from operating activities:
Net income	$1,819	$1,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,516	887
Allowance for doubtful accounts	—	139
Deferred income taxes	—	479
Amortization of premium on securities, net	267	332
Changes in operating assets and liabilities:
Trade accounts receivable	2,807	4,006
Prepaid and other assets	(986)	819
Accounts payable	(1,088)	(997)
Accrued compensation and other accrued liabilities	(844)	(979)
Deferred revenue	(1,587)	(2,752)

Net cash provided by operating activities	1,904	3,315

Cash flows from investing activities:
Acquisition of property and equipment	(667)	(361)
Purchases of marketable securities	(114,027)	(142,038)
Maturity of marketable securities	39,618	61,754
Proceeds from sale of marketable securities	60,717	74,165

Net cash used in investing activities	(14,359)	(6,480)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	3,621	479
Repurchases of common stock	(7,000)	(6,566)

Net cash used in financing activities	(3,379)	(6,087)

Effect of exchange rate changes on cash	(190)	385

Net decrease in cash and cash equivalents	(16,024)	(8,867)
Cash and cash equivalents, beginning of period	85,672	23,251

Cash and cash equivalents, end of period	$69,648	$14,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Interim Financial Data (Unaudited)

The unaudited condensed consolidated financial statements for Verity, Inc. (the “Company” or “Verity”) as of August 31, 2003 and for the three month period ended August 31, 2003 and 2002 have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements contained in the Company’s Annual Report on Form 10-K for the year ended May 31, 2003.

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

The Company’s balance sheet as of May 31, 2003 was derived from the Company’s audited financial statements, but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

2.    Accounting for Computation of Net Income (Loss) and Net Income (Loss) Per Share and Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the option exercise price.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Generally accepted accounting principles require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using a stock option pricing model such as the Black-Scholes model and to disclose the impact of fair value accounting in a note to the financial statements. The impact of recognizing the fair value of option grants and stock grants under the Company’s employee stock option and stock purchase plans as an operating expense would have reduced the Company’s net income to a net loss, as follows (in thousands, except per share amounts):

	Three Months Ended August 31,
	2003	2002
Net income
Net income—as reported	$1,819	$1,381

Deduct: Total SFAS 123 stock-based employee compensation expense, net of related tax effects	(15,010)	(17,685)

Net loss—pro forma	$(13,191)	$(16,304)

Earnings per share
Net income per share—basic—as reported	$0.05	$0.04

Net loss per share—basic—pro forma	$(0.35)	$(0.46)

Net income per share—diluted—as reported	$0.05	$0.04

Net loss per share—diluted—pro forma	$(0.35)	$(0.46)

Number of shares used in basic—as reported calculation	37,504	35,548

Number of shares used in diluted—as reported calculation	39,663	36,645

Number of shares used in basic and diluted—pro forma calculation	37,504	35,548

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of “in-the-money” stock options. “In-the-money” options are those where the exercise price is lower than the average market price being used to determine the value. The Company’s average market price for the first quarter in fiscal year 2004 was $14.2873.

The Company calculated the fair value of each option grant on the date of grant using the Black-scholes option pricing model. The following weighted average assumptions were used for each respective period:

	Three Months Ended August 31,
	2003	2002
Stock Option Plans
Expected volatility	80%	80%
Risk-free interest rate	1.77%	3.01%
Expected life	4.00 years	2.73 years
Expected dividend yield	0.00%	0.00%

Stock Purchase Plan
Expected volatility	80%	100%
Risk-free interest rate	1.52%	2.32%
Expected life	1.00 year	1.00 year
Expected dividend yield	0.00%	0.00%

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Investments

As of August 31, 2003 and May 31, 2003, available-for-sale securities consist of the following (in thousands):

	August 31, 2003			May 31, 2003
	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value	Amortized Cost	Gross Unrealized Gains	Fair Value
Short-term
Corporate	$49,001	$613	$49,614	$48,592	$788	$49,380
Government	1,000	7	1,007	1,000	13	1,013
Other	25,160	—	25,160	2,600	—	2,600

Total short-term	$75,161	$620	$75,781	$52,192	$801	$52,993

Long-Term
Corporate	$10,075	$(34)	$10,041	$14,031	$290	$14,321
Government	89,909	(435)	89,474	95,965	413	96,378
Other	2,375	(44)	2,331	1,375	5	1,380

Total long-term	102,359	(513)	101,846	111,371	708	112,079

Total investments	$177,520	$107	$177,627	$163,563	$1,509	$165,072

The maturity of our long-term investments ranges from one to three years.

4.    Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-operational sources, such as foreign currency translation gains and losses and unrealized gains and losses on fixed income securities that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended August 31,
	2003	2002
Net income	$1,819	$1,381
Foreign currency translations gain (loss)	(248)	721
Unrealized gain (loss) on available-for-sale investments, net of taxes	(869)	616

Comprehensive income	$702	$2,718

5.    Business Segment

Substantially all of the Company’s revenues result from the sale of the Company’s software products and related services. Accordingly, the Company considers itself to be in a single reporting segment, specifically the license, implementation and support of its software. The Company’s chief operating decision-making group reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has sales and marketing operations located in the Netherlands, the United Kingdom, France, Germany, South Africa, Mexico, Australia, Japan, a joint investment partnership in Brazil and a development and technical support operation in Canada. Foreign branch and subsidiary revenues consist primarily of maintenance and consulting services and are being allocated based on foreign branch and subsidiary location. Disclosed in the table below is geographic information for any individual country comprising greater than ten percent of the Company’s total revenues or greater than ten percent of the Company’s long-lived assets. Rest of world (“ROW”) includes Australia, Brazil, Canada, Japan, Mexico and South Africa.

	Three Months Ended August 31,
	2003	2002
Revenues:
USA	$17,591	$14,409
Europe	6,625	6,785
ROW	2,387	816

Consolidated	$26,603	$22,010

Long-lived assets:
USA	$30,213	$4,119
Europe	490	836
ROW	782	1,145

Consolidated	$31,485	$6,100

Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Long-lived assets of geographic areas are those assets used in the Company’s operations in each area.

Of the total $9.0 million and $7.6 million of revenues to Europe and other foreign countries for the three months ended August 31, 2003 and 2002, there were $4.9 million and $4.0 million of export sales and $4.1 million and $3.6 million of sales derived from those foreign operations, respectively.

No single customer accounted for more than 10% of the Company’s total revenues for the three month period ended August 31, 2003 and 2002. Revenues derived from sales to the United States government and its agencies were 11.5% and 9.1% of the Company’s total revenues for the three month period ended August 31, 2003 and 2002, respectively.

The Company does not maintain discreet information on a product line basis and therefore does not disclose such information.

6.    Contingencies

On June 7, 2001, Verity filed a complaint in federal district court in the Northern District of California, San Jose Division, against BroadVision, Inc. (Case No. C01-20501-PVT-ADR). Verity sought by its complaint, among other things, an injunction to prohibit BroadVision from further distribution of software which Verity had previously licensed to BroadVision, damages, including statutory damages, according to proof based on BroadVision’s unauthorized distribution of the software and attorneys’ fees.

BroadVision answered Verity’s complaint on June 28, 2001 and denied the material allegations of the Complaint and asserted affirmative defenses to Verity’s claims. BroadVision also asserted a counterclaim.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Verity answered BroadVision’s counterclaim on July 23, 2001 and denied the material allegations of the counterclaim and asserted various affirmative defenses to BroadVision’s claims. On August 8, 2002, Verity filed a first amended complaint against BroadVision which, among other things, added an additional claim. BroadVision answered Verity’s amended complaint on August 29, 2002 and denied the material allegations of the Complaint and asserted affirmative defenses to Verity’s claims and reasserted its counterclaim. Verity answered the counterclaim on September 23, 2002 and denied the material allegations of the counterclaim and asserted various affirmative defenses to BroadVision’s claims.

On August 7, 2003, Verity reached a confidential settlement with BroadVision relative to the outstanding litigation. The detailed terms and conditions of this settlement are confidential and cannot be disclosed without the consent of each party. The settlement involves a payment to Verity from BroadVision of past royalties, a partial payment of Verity’s legal expenses and the execution of a license agreement. The payment of past royalties was recognized as revenue in the three month period ended August 31, 2003 and was less than 10% of revenues in that period.

7.    Stock Repurchase Program

On June 24, 2003, the Company announced the continuation of its stock repurchase program. The continuation calls for the additional repurchase of outstanding shares of the Company’s common stock up to an aggregate value of $50.0 million. The program will terminate at the end of the fiscal year ending May 31, 2004 unless amended by the Board of Directors. Through August 31, 2003, the Company repurchased and retired 527,150 shares of its common stock through open market transactions, valued at the fair value of approximately $7.0 million.

8.    Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. The Company’s adoption of SFAS No. 143 did not have a significant impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS No. 121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Division of a Business.” Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company’s fiscal year beginning June 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company’s financial position or results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2002, the EITF reached a consensus on Issue No. 00-21 (“Issue 00-21”), “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In November 2002 the EITF reached a consensus opinion on EITF No. 02-16, “Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor.” EITF No. 02-16 requires that cash payments, credits, or equity instruments received, as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. At August 31, 2003, the Company was not a party to transactions contemplated by EITF 02-16.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends certain provisions of SFAS No. 123 and is effective for financial statements for fiscal years ending after December 15, 2002. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires the disclosure of the pro forma effects on an entity’s accounting

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company does not currently intend to adopt the fair value based method of accounting for stock-based employee compensation and will continue to apply the intrinsic-value based method. The Company has determined the fair value of option grants using the Black-Scholes stock option pricing model and has provided this pro forma disclosure of the impact of fair value accounting in note 2 to the financial statements, “Accounting for Stock-Based Compensation.”

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

On May 15, 2003, the FASB issued Statement No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company does not use such instruments in its share repurchase program. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The adoption of Statement 150 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In July 2003, the EITF reached a consensus on Issue No. 03-05, “Applicability of AICPA SOP 97-2 to Non Software Deliverables in an Arrangement Containing More Than Incidental Software.” The consensus opinion in EITF No. 03-05 clarifies the guidance in EITF 00-21 and was reached on July 31, 2003. The adoption of Issue No. 03-05 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

9.    Subsequent Event

On September 10, 2003, the Company announced the elimination of approximately 40 positions within the Company, or approximately a 10 percent reduction of its employee base. The action was taken in order to reduce operating expenses and to position the Company to achieve its goal of continued profitability. The Company expects to complete the action and record a charge related to severance and other payments of approximately $1.0 million in the quarter ending November 30, 2003. The employees affected by this staffing reduction were located in the United States, Canada and Europe. The Company expects to record quarterly cost savings of approximately $1.5 million as a result of this action in the form of reduced employee compensation and benefits and other employee related expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes, which appear in our Annual Report on Form 10-K for the fiscal year ended May 31, 2003. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading “Risk Factors” below.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, income taxes and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on form 10-K for the fiscal year ended May 31, 2003.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items in our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended August 31,
	2003	2002
	(unaudited)
Revenues:
Software products	53.3%	55.9%
Service and other	46.7	44.1

Total revenues	100.0	100.0

Costs of revenues:
Software products	1.3	1.8
Service and other	12.7	12.5

Total costs of revenues	14.0	14.3

Gross profit	86.0	85.7

Operating expenses:
Research and development	20.5	24.1
Marketing and sales	45.6	48.0
General and administrative	10.9	12.1
Amortization of purchased intangible assets	2.4	0.0

Total operating expenses	79.4	84.2

Income from operations	6.6	1.5
Other income, net	4.4	8.7

Income before provision for income taxes	11.0	10.2
Provision for income taxes	4.2	3.9

Net income	6.8%	6.3%

Quarters Ended August 31, 2003 and 2002

Prior period financials have been reclassified to conform to presentations adopted in fiscal year 2004.

Revenues

Total revenues

	August 31, 2003	August 31, 2002	Change
	(dollar amounts in millions)
Three months ended:	$26.6	$22.0	20.9%

The increase in total revenues for the three month period ended August 31, 2003, compared with the same period a year ago, was due to a $1.9 million increase in our software product revenues and to a $2.7 million increase in our service and other revenues.

The three month period ended August 31, 2003 results include the addition of our Ultraseek product, which came from the purchase of assets and assumption of obligations of Inktomi Corporation’s enterprise search software business (“Enterprise”) in December 2002. Additionally, the three month period ended August 31, 2003 includes a payment from BroadVision of past royalties in connection with the settlement of outstanding litigation, and was less than 10% of revenues in that period. Refer to Note 6 to the Notes to Condensed Consolidated Financial Statements—“Contingencies.”

Revenues derived from foreign operations accounted for 15.5% and 16.5% of total revenues for the three month period ended August 31, 2003 and 2002, respectively. Our export sales consist of products licensed for delivery outside of the United States. In the three month period ended August 31, 2003 and 2002, export sales accounted for 18.4% and 18.0% of total revenues, respectively.

No single customer accounted for 10% or more of our revenues during the three month period ended August 31, 2003 and 2002. Revenues derived from sales to the federal government and its agencies were 11.5% and 9.1% of total revenues in the three month period ended August 31, 2003 and 2002, respectively. Sales to government agencies will continue to fluctuate as a percentage of revenues in the future.

Software product revenues

	August 31, 2003	August 31, 2002	Change
	(dollar amounts in millions)
Three months ended:	$14.2	$12.3	15.2%
Percentage of total revenues:	53.3%	55.9%

We saw an increase in demand for our software products in the three month period ended August 31, 2003, compared with the same period a year ago. This increase in software product revenues was principally the result of sales from our Ultraseek product, which we did not have prior to our acquisition of Enterprise in December 2002. Software products revenue from our non-Ultraseek products for the three month period ended August 31, 2003 included the recognition of revenue of past royalties in connection with our confidential settlement with BroadVision relative to our outstanding litigation. This revenue accounted for less than 10% of revenues in the period.

Service and other revenues

	August 31, 2003	August 31, 2002	Change
	(dollar amounts in millions)
Three months ended:	$12.4	$9.7	28.1%
Percentage of total revenues:	46.7%	44.1%

Our service and other revenues consist primarily of fees for software maintenance, consulting and training.

The increase in service and other revenues for the three month period ended August 31, 2003, compared with the same period a year ago, was due to $0.4 million in increased sales of consulting services and to $2.3 million in increased maintenance revenues which results primarily from maintenance contracts acquired as part of the Enterprise purchase.

Costs of Revenues

Costs of software products

	August 31, 2003	August 31, 2002	Change
	(dollar amounts in millions)
Three months ended:	$0.3	$0.4	(13.1)%
Percentage of software product revenues	2.4%	3.2%

Costs of software products consist primarily of product media, duplication, manuals, packaging materials, shipping expenses, employee compensation expenses, royalties paid to third-party vendors, and in certain instances, licensing of third-party software incorporated in our products. We believe that costs of software products will increase in absolute dollars in the quarter ending November 30, 2003, primarily as a result of increased royalties paid to third-party software vendors.

The decrease in costs of software products in absolute dollars and as a percentage of software product revenues for the three month period ended August 31, 2003, compared with the same period a year ago, was primarily attributable to a $0.1 million decrease in costs of third party software components offset, in part, by increased costs for manuals and product media associated with the recent product release of Verity K2 Enterprise 5.0. During the three month period ended August 31, 2003 and 2002, we did not capitalize any software development costs.

Costs of service and other

	August 31, 2003	August 31, 2002	Change
	(dollar amounts in millions)
Three months ended:	$3.4	$2.7	23.5%
Percentage of service and other revenues	27.3%	28.3%

Costs of service and other consists of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. Significant cost components include personnel-related and third-party contractor costs, facilities costs, travel expenses associated with training and consulting implementation services, depreciation expense and corporate overhead allocations. We believe that costs of service and other will remain approximately flat in absolute dollars in the quarter ending November 30, 2003.

The increase in absolute dollars for the three month period ended August 31, 2003, compared with the same period a year ago, was due primarily to a $0.6 million increase in compensation and other employee related expenses resulting from an approximately 15% higher average headcount. The higher average headcount results from the addition of personnel necessary to respond to increased demand for services and in connection with the Enterprise purchase in December 2002. The decrease as a percentage of service and other revenues, compared with the same period a year ago, results from higher utilization of personnel resulting from the increase in services rendered being greater than the increase in personnel.

Operating Expenses

Research and development

	August 31, 2003	August 31, 2002	Change
	(dollar amounts in millions)
Three months ended:	$5.5	$5.3	2.9%
Percentage of total revenues	20.5%	24.1%

Research and development expenses consist primarily of employee compensation and benefits, payments to outside contractors, depreciation on equipment used for development and corporate overhead allocations. We believe that research and development is essential to maintaining our competitive position and we will continue to make significant investments in research and development with the goal of continuing to align research and development expenses with anticipated revenues. We believe that research and development expenses will decrease in absolute dollars in the quarter ending November 30, 2003, primarily resulting from the workforce reduction discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

The increase in research and development expenses in absolute dollars for the three month period ended August 31, 2003, compared with the same period a year ago, was primarily due to a $0.2 million increase in compensation and other employee related expenses. The decrease in research and development expenses as a percentage of total revenues for the three month period ended August 31, 2003 was due to the increase in total revenues for the period.

Marketing and sales

	August 31, 2003	August 31, 2002	Change
	(dollar amounts in millions)
Three months ended:	$12.1	$10.6	14.8%
Percentage of total revenues	45.6%	48.0%

Marketing and sales expenses consist primarily of employee compensation, including sales commissions and benefits, tradeshows, outbound marketing and other lead generation activities, public relations, travel expenses associated with our sales staff and corporate overhead allocations. We anticipate that we will continue to make significant investments in marketing and sales with the goal of continuing to align marketing and sales expenses with anticipated revenues. We believe that marketing and sales expenses will remain approximately flat in absolute dollars in the quarter ending November 30, 2003, resulting from the workforce reduction discussed in Note 9 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, offset by an increase in sales commissions.

The increase in marketing and sales expenses in absolute dollars for the three month period ended August 31, 2003, compared with the same period a year ago, was due to a $0.9 million increase in sales commissions resulting from the combination of higher revenue and an increased payout rate and a $0.5 million increase in overall marketing program spending, primarily attributable to the addition of the Enterprise product. Additionally, there was a $0.4 million increase in other miscellaneous expenses, offset by a $0.4 million decrease in employee related expenses associated with transferring our CEO to the general and administrative organization from marketing and sales. The decrease in marketing and sales expenses as a percentage of total revenues for the three month period ended August 31, 2003 was due to the increase in total revenues for the period.

General and administrative

	August 31, 2003	August 31, 2002	Change
	(dollar amounts in millions)
Three months ended:	$2.9	$2.7	8.0%
Percentage of total revenues	10.9%	12.1%

General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and general management, provisions for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations. We believe that general and administrative expenses will increase modestly in the quarter ending November 30, 2003.

The increase in general and administrative expenses in absolute dollars for the three month period ended August 31, 2003, compared with the same period a year ago, was primarily related to a $0.4 million increase in employee related expenses associated with transferring our CEO to the general and administrative organization from marketing and sales, offset in part by a $0.2 million decrease in bad debt expense. The decrease in general and administrative expenses as a percentage of total revenues for the three month period ended August 31, 2003 was due to the increase in total revenues for the period.

Amortization of purchased intangible assets

	August 31, 2003	August 31, 2002	Change
	(dollar amounts in millions)
Three months ended:	$0.6	$0.0	—
Percentage of total revenues	2.4%	0.0%

During the three month period ended August 31, 2003, we amortized $0.6 million of the purchased intangible assets in connection with acquired technology, patents and maintenance agreements from our Enterprise purchase. We will record quarterly amortization expenses of $0.6 million associated with the purchased intangible assets of Enterprise over the estimated useful life of 5 years from the quarter ended February 28, 2003.

Other income, net

	August 31, 2003	August 31, 2002	Change
	(dollar amounts in millions)
Three months ended:	$1.2	$1.9	(37.8)%
Percentage of total revenues	4.4%	8.7%

Other income, net consists primarily of interest income, net and realized gains (losses) from our investments in marketable securities and gains (losses) on our foreign currency forward contracts.

The decrease in other income in absolute dollars for the three month period ended August 31, 2003, compared with the same period a year ago, was primarily due to decreasing overall yields on our portfolio of marketable securities caused by the decreasing interest rate environment, partially offset by a slightly higher balance of marketable securities. The decrease in other income, net as a percentage of total revenues for the three month period ended August 31, 2003 was due to the decrease in absolute dollars combined with the increase in total revenues.

Income tax provision

	August 31, 2003	August 31, 2002	Change
	(dollar amounts in millions)
Three months ended:	$1.1	$0.8	31.6%
Percentage of total revenues	4.2%	3.9%

Income tax provision includes U.S. and foreign income taxes, as well as the provision for U.S. taxes on undistributed earnings of international subsidiaries. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

We expect the tax savings for fiscal 2004 due to research and development tax credits to result in a marginally lower effective tax rate and accordingly applied an effective tax rate of 38.0% to the results of our quarter ended August 31, 2003. We will continue to reassess the impact of our research and development expenses on our effective tax rate in future periods.

Liquidity and Capital Resources

Three month period ended	August 31, 2003	August 31, 2002
	(dollar amounts in millions)
Net cash provided by operating activities	$1.9	$3.3
Net cash used in investing activities	($14.4)	($6.5)
Net cash used in financing activities	($3.4)	($6.1)

As of August 31, 2003, we had $247.3 million in cash and cash equivalents and available-for-sale securities compared to $250.7 million at May 31, 2003. At August 31, 2003, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $145.4 million. As of August 31, 2003, we had no outstanding long-term debt obligations.

Cash provided by operating activities for the three month period ended August 31, 2003 was primarily due to our net income of $1.8 million, which reflected among other non-cash charges a charge for depreciation and amortization of $1.5 million, which we add back to reconcile net income to net cash provided by operating activities. Cash provided by operating activities also includes a $2.8 million decrease in accounts receivable, partially offset by a $1.6 million decrease in deferred revenue, a $1.1 million decrease in accounts payable, a $1.0 million increase in prepaid and other current assets and a $0.8 million decrease in accrued compensation and other accrued liabilities. Cash provided by operating activities for the three month period ended August 31, 2002 was primarily due to our net income of $1.4 million, which reflected among other non-cash charges a charge for depreciation and amortization of $0.9 million, which we add back to reconcile net income to net cash provided by operating activities. Cash provided by operating activities also includes a $4.0 million decrease in accounts receivable, and a $0.8 million decrease in prepaid and other current assets, partially offset by a $2.8 million decrease in deferred revenue, a $1.0 million decrease in accrued compensation and other accrued liabilities and a $1.0 million decrease in accounts payable.

Cash used in investing activities for the three month period ended August 31, 2003 and 2002 was the result of capital expenditures of $0.7 million and $0.4 million in the respective periods and net purchases of marketable securities. For the three month period ended August 31, 2003 and 2002, the capital expenditures consisted primarily of purchases of computer hardware and software.

Cash used in financing activities for the three month period ended August 31, 2003 was primarily due to $7.0 million in repurchases of our common stock through our stock repurchase program, partially offset by $3.6 million in proceeds from the sale of common stock as a result of stock option exercises. Cash used in financing activities for the three month period ended August 31, 2002 consisted of $6.6 million in repurchases of our common stock through our stock repurchase program, partially offset by $0.5 million in proceeds from the sale of common stock as a result of stock option exercises.

Our principal commitments as of August 31, 2003 consist of obligations under operating leases, totaling $9.9 million over the life of these leases.

Under our operating leases, we have minimum rental payments as follows:

Fiscal Year Ending May 31,	Rental Payments
2004	$2,438
2005	2,714
2006	1,463
2007	1,434
2008 and thereafter	1,861

$9,910

On June 24, 2003, we announced the continuation of our stock repurchase program. The continuation calls for the additional repurchase of outstanding shares of our common stock up to an aggregate value of $50.0 million. The program will terminate at the end of the fiscal year ending May 31, 2004 unless amended by the Board of Directors. Through August 31, 2003, we repurchased and retired 527,150 shares of our common stock through open market transactions, valued at the fair value of approximately $7.0 million

We believe that our current cash and cash equivalents, interest income and cash generated from operations, if any, will provide adequate liquidity to meet our working capital and operating resource expenditure requirements through at least fiscal 2004. If the global economy weakens further, our cash, cash equivalents and investments balances may decline. As a result, or if our spending plans materially change, we may find it necessary to seek to obtain additional sources of financing to support our capital needs, but we cannot assure you that a financing will be available on commercially reasonable terms, or at all.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. The adoption of SFAS No. 143 did not have a significant impact on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS No. 121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Division of a Business.” Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for our fiscal year beginning June 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on our financial position or results of operations.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21 (“Issue 00-21”), “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In November 2002 the EITF reached a consensus opinion on EITF No. 02-16, “Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor.” EITF No. 02-16 requires that cash payments, credits, or equity instruments received, as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. At August 31, 2003, we were not a party to any transactions contemplated by EITF 02-16.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends certain provisions of SFAS No. 123 and is effective for financial statements for fiscal years ending after December 15, 2002. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires the disclosure of the pro forma effects on an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We do not currently intend to adopt the fair value based method of accounting for stock-based employee compensation and will continue to apply the intrinsic-value based method. We have determined the fair value of option grants using the Black-Scholes stock option pricing model and have provided this pro forma disclosure of the impact of fair value accounting in note 2 to the financial statements, “Accounting for Stock-Based Compensation.”

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

On May 15, 2003, the FASB issued Statement No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. We do not use such instruments in our share repurchase program. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The adoption of Statement 150 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In July 2003, the EITF reached a consensus on Issue No. 03-05, “Applicability of AICPA SOP 97-2 to Non Software Deliverables in an Arrangement Containing More Than Incidental Software.” The consensus opinion in EITF No. 03-05 clarifies the guidance in EITF 00-21 and was reached on July 31, 2003. The adoption of Issue No. 03-05 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Risks Related to Our Business

We have sustained quarterly and annual losses in the past and may not be able to maintain profitability

We have incurred net losses in the past and, although we reported net income in fiscal years 2002 and 2003 and the first quarter of fiscal year 2004, we may not be able to maintain profitability. In the future, our revenues may decline, remain flat, or grow at a rate slower than was experienced in fiscal year 2003, especially in light of the current economic environment. To achieve revenue growth and maintain fiscal year profitability, we must:

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

Our revenues and operating results may fluctuate in future periods, which could adversely affect our stock price

The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. We expect our stock price to vary with our operating results and, consequently, any adverse fluctuations in our operating results could have an adverse effect on our stock price. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include:

•	the downturn in capital spending by customers;

•	the size and timing of orders;

•	changes in the budget or purchasing patterns of customers or potential customers, changes in foreign country exchange rates, or pricing pressures from competitors;

•	increased competition in the software and Internet industries;

•	the introduction and market acceptance of new technologies and standards in search and retrieval, Internet, document management, database, networking, and communications technology;

•	variations in sales channels, product costs, the mix of products sold, or the success of quality control measures;

•	the integration of people, operations, and products from acquired businesses and technologies;

•	changes in operating expenses and personnel;

•	changes in accounting principals, such as a requirement that stock options be included in compensation, which is widely expected to occur and may become effective as early as 2004 and, which if adopted, would increase our compensation expenses and have a negative effect on our earnings;

•	the overall trend toward industry consolidation; and

•	changes in general economic and geo-political conditions and specific economic conditions in the computer and software industries.

Any of the factors, some of which are discussed in more detail below, could materially and adversely impact our operations and financial results, and consequently cause our stock price to fall.

Our expenditures are tied to anticipated revenues, and therefore imprecise revenue forecasts may result in poor operating results

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

Our business may suffer due to risks associated with international sales

Historically, our foreign operations and export sales account for a significant portion of our annual revenues. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

•	difficulties in complying with regulatory requirements and standards;

•	tariffs and other trade barriers;

•	costs and risks of localizing products for foreign countries;

•	reliance on third parties to distribute our products;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	adverse fluctuations in monetary exchange rates;

•	limits on repatriation of earnings; and

•	burdens of complying with a wide variety of foreign laws.

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

Service and other revenues derived from foreign operations accounted for 15.5%, 15.0%, 13.9% and 6.3% of total revenues for the three month period ended August 31, 2003 and fiscal years 2003, 2002 and 2001, respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. For the three month period ended August 31, 2003 and fiscal years 2003, 2002 and 2001, export sales accounted for

18.4%, 22.4%, 21.8% and 26.0% of total revenues, respectively. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below.

A portion of our revenues is derived from sales to the federal and state governments, which are subject to budget cuts and, consequently, the potential loss of revenues upon which we have historically relied

Revenues derived from sales to the federal and state governments and their agencies were 11.5%, 9.8%, 6.1% and 7.4% of total revenues for the three month period ended August 31, 2003 and fiscal years 2003, 2002 and 2001, respectively. Future reductions in government spending on information technologies could harm our operating results. In recent years, budgets of many governments and/or their agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in the first quarter of fiscal year 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, earnings per share would have been reduced by $0.40 per share. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants to employees that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as an expense using the fair value method. See Note 2 to Consolidated Financial Statements for a more detailed presentation of accounting for stock-based compensation plans.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.    The primary objective of our investment activities is to preserve the principal while at the same time maximize yields without significantly increasing our risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of August 31, 2003, approximately 59% of our portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of August 31, 2003:

	FY2004	FY2005	FY2006	FY2007	Total	Fair Value
	(Dollars in thousands)
Cash equivalents	$69,648	—	—	—	$69,648	$69,648
Average interest rate	1.2%	—	—	—	1.2%	1.2%
Fixed-rate securities	$46,421	$35,796	46,530	23,720	$152,467	$152,467
Average interest rate	4.4%	2.4%	2.4%	2.2%	3.0%	3.0%
Variable-rate securities	$25,160	—	—	—	$25,160	$25,160
Average interest rates	1.1%	—	—	—	1.1%	1.1%

Foreign Currency Risk.    We transact business in various foreign currencies, including the Euro, the British pound, the Canadian dollar, the Australian dollar, the Swedish krona, the South African rand, the Mexican peso, the Brazilian real, the Japanese yen and the Singaporean dollar. We have established a foreign currency hedging program utilizing foreign currency forward exchange contracts to offset the risk associated with the effects of certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are in part offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. These foreign currency transactions typically arise from intercompany transactions.

Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts (non equity hedges) are marked to market at the end of the period with any changes in market value included in Other income (expense). Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains (losses) included in Other income, net in the accompanying consolidated of operations were ($222,000) and ($127,000) in the three month period ended August 31, 2003 and 2002, respectively. The fair value of the foreign currency exchange contracts was not material to our consolidated financial statements.

Item 4.    Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures.    An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2003. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 31, 2003, to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in Internal Control over Financial Reporting.    During the three month period ended August 31, 2003, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On June 7, 2001, Verity filed a complaint in federal district court in the Northern District of California, San Jose Division, against BroadVision, Inc. (Case No. C01-20501-PVT-ADR), as described in Item 3 of Verity’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 7, 2003. BroadVision is a software company that Verity in the past has licensed to distribute Verity’s copyrighted software known as the Verity Developer Kit (“VDK”). Verity alleged in its complaint that under the terms of the parties’ licenses, BroadVision was authorized to distribute certain limited portions of VDK as an embedded component of specified software applications of BroadVision. Verity further alleged that BroadVision had distributed portions of VDK that it was not authorized to distribute, failed to prevent end users from accessing unlicensed functions and encouraged end users to make use of unlicensed functions of VDK. Verity further alleged that it terminated its license with BroadVision on April 24, 2001 and that BroadVision no longer had any right to distribute any portion of VDK.

Verity sought by its complaint, among other things, an injunction to prohibit BroadVision from further distribution of VDK, damages, including statutory damages, according to proof based on BroadVision’s unauthorized distribution of VDK and attorneys’ fees.

BroadVision answered Verity’s complaint on June 28, 2001 and denied the material allegations of the Complaint and asserted affirmative defenses to Verity’s claims. BroadVision also asserted a counterclaim alleging that Verity had breached the parties’ license and the implied covenant of good faith and fair dealing contained therein (1) by failing to pay BroadVision referral fees that it claims Verity owes to BroadVision for BroadVision’s efforts in securing the sale of Verity Advanced K-2 Search Modules; and (2) by failing to provide support to BroadVision for VDK after Verity terminated the parties’ license. BroadVision sought by its counterclaim, among other things, damages according to proof, a declaration that BroadVision has not breached the parties’ license and attorneys’ fees.

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

On August 7, 2003, Verity reached a confidential settlement with BroadVision relative to the outstanding litigation. The detailed terms and conditions of this settlement are confidential and cannot be disclosed without the consent of each party. The settlement involves a payment to Verity from BroadVision of past royalties, a partial payment of Verity’s legal expenses and the execution of a license agreement. The payment of past royalties was recognized as revenue in the three month period ended August 31, 2003 and was less than 10% of revenues in that period.

Item 2.    Changes in Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.    Other Information

Reclassification of First Quarter Fiscal 2003 Expenses.    In connection with the preparation of our first quarter fiscal 2004 financial results, as previously announced in our Annual Report on Form 10-K filed with the SEC on August 7, 2003, we began allocating total Management Information Systems (“MIS”) expenses throughout the organization in order to more closely match the practices of other software companies. Previously our MIS operations expense was fully allocated to the research and development function. Accordingly, we have reclassified our previously reported first quarter fiscal 2003 operating expenses to conform to the presentation adopted in fiscal 2004. This reclassification of our previously reported first quarter fiscal 2003 operating expenses, however, was not reflected in our September 10, 2003 earnings announcement. Our worldwide MIS expenses consist primarily of employee compensation and benefits, capital equipment related (expensed or depreciated, including associated maintenance contracts and rentals) and corporate overhead allocations. In fiscal year 2003, these expenses were approximately $1.0 million per quarter.

Item 6.    Exhibits and Reports on Form 8-K

A.	Exhibits—See Exhibit Index following the signature page to this report, which is incorporated by reference here.

B.	Reports on Form 8-K

We filed one report on Form 8-K during the quarter covered by this report.

Date	Item Reported On
June 24, 2003	We reported on Item 9 that we were furnishing under Item 12 a press release we issued on June 24, 2003, announcing financial results for fiscal year ended May 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITY, INC.
(Registrant)

By:	/s/ STEVEN R. SPRINGSTEEL
Steven R. Springsteel
Senior Vice President of Finance and Administration and Chief Financial Officer

Dated:  October 9, 2003

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1	Asset Purchase Agreement among Inktomi Corporation, Quiver, Inc., Ultraseek Corporation, Quiver Ltd. and the Company, dated November 13, 2002. (1)

2.2	Amendment No. 1 to Asset Purchase Agreement among Inktomi Corporation, Inktomi Quiver Corporation, Ultraseek Corporation, Quiver Ltd. and the Company, dated December 17, 2002, amending Asset Purchase Agreement dated November 13, 2002. (1)

3.1	Restated Certificate of Incorporation of the Company. (2)

3.2	By-Laws. (2)

4.1	Amended and Restated Rights Agreement dated August 1, 1995, as amended. (3)

4.2	Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996. (4)

4.3	First Amendment to Rights Agreement dated as of July 23, 1999 among Verity, Inc. and BankBoston, N.A. (5)

10.42	Key Employment Agreement, between Anthony J. Bettencourt and Verity, Inc. effective as of March 4, 2003.(6)

31.1	Certification of Anthony J. Bettencourt.

31.2	Certification of Steven R. Springsteel.

32	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2002 (Commission No. 000-26880).
(2)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 2000 with the Securities and Exchange Commission on January 10, 2001. (Commission No. 000-26880).
(3)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.
(4)	Incorporated by reference from Exhibit No. 1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996 (Commission No. 000-26880).
(5)	Incorporated by reference to Exhibit 99.2 from the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 1999 (Commission No. 000-26880).
(6)	Incorporated by reference from the exhibit with corresponding number from the Company’s Form 10-K/A filed with the Securities and Exchange Commission on August 27, 2003 (Commission No. 000-26880).