Form 10-Q
period 2003-11-30
VERITY INC \DE\
filed 2004-01-09
CIK 949956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 37,843,732 as of December 31, 2003.

VERITY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	November 30, 2003	May 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$78,274	$85,672
Short-term investments	75,988	52,993
Trade accounts receivable, net of allowance for doubtful accounts of $1,479 and $1,540	25,311	22,597
Deferred tax assets	3,916	3,916
Prepaid and other	5,523	4,719

Total current assets	189,012	169,897
Property and equipment, net	4,487	5,168
Long-term investments	95,005	112,079
Deferred tax assets	18,176	18,176
Intangible assets, net	10,320	11,610
Goodwill	15,145	15,145
Other assets	451	460

Total assets	$332,596	$332,535

LIABILITIES
Current liabilities:
Accounts payable	$3,956	$5,541
Accrued compensation	8,215	8,518
Income tax payable	3,541	3,493
Deferred purchase payment	3,049	—
Other accrued liabilities	699	1,457
Deferred revenue	19,255	18,874

Total current liabilities	38,715	37,883

Deferred purchase payment	—	3,021

Total liabilities	38,715	40,904

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value:
Authorized: 200,000 shares; issued and outstanding: 37,690 shares as of November 30, 2003; and 37,560 shares as of May 31, 2003	38	38
Additional paid-in capital	262,138	264,645
Other comprehensive income	2,472	3,174
Retained earnings	29,233	23,774

Total stockholders’ equity	293,881	291,631

Total liabilities and stockholders’ equity	$332,596	$332,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Revenues:
Software products	$16,227	$12,949	$30,404	$25,255
Service and other	12,672	9,942	25,098	19,646

Total revenues	28,899	22,891	55,502	44,901

Costs of revenues:
Software products	429	291	768	681
Service and other	3,288	3,078	6,676	5,821
Amortization of purchased intangible assets	645	—	1,290	—

Total costs of revenues	4,362	3,369	8,734	6,502

Gross profit	24,537	19,522	46,768	38,399

Operating expenses:
Research and development	4,773	4,481	10,234	9,789
Marketing and sales	11,687	9,678	23,820	20,249
General and administrative	2,712	2,462	5,600	5,136
Restructuring charge	972	993	972	993

Total operating expenses	20,144	17,614	40,626	36,167

Income from operations	4,393	1,908	6,142	2,232

Interest income, net	1,376	2,034	2,782	4,064
Other income (loss), net	394	(130)	174	(256)

Income before provision for income taxes	6,163	3,812	9,098	6,040
Provision for income taxes	2,524	1,449	3,639	2,296

Net income	$3,639	$2,363	$5,459	$3,744

Net income per share — basic	$0.10	$0.07	$0.15	$0.11

Net income per share — diluted	$0.09	$0.07	$0.14	$0.10

Number of shares — basic	37,579	34,699	37,542	35,123

Number of shares — diluted	39,475	35,766	39,569	36,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six Months Ended November 30,
	2003	2002
Cash flows from operating activities:
Net income	$5,459	$3,744
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,031	1,726
Allowance for doubtful accounts	—	463
Deferred income taxes	—	1,928
Amortization of premium on securities, net	512	771
Changes in operating assets and liabilities:
Trade accounts receivable	(2,515)	2,883
Prepaid and other assets	(713)	(490)
Accounts payable	(1,623)	(769)
Accrued compensation and other accrued liabilities	(1,109)	(1,942)
Deferred revenue	270	(2,309)

Net cash provided by operating activities	3,312	6,005

Cash flows from investing activities:
Acquisition of property and equipment	(1,015)	(598)
Purchases of marketable securities	(213,149)	(244,761)
Maturity of marketable securities	89,926	88,051
Proceeds from sale of marketable securities	115,860	151,813

Net cash used in investing activities	(8,378)	(5,495)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	14,498	3,020
Repurchases of common stock	(17,005)	(16,558)

Net cash used in financing activities	(2,507)	(13,538)

Effect of exchange rate changes on cash	175	500

Net decrease in cash and cash equivalents	(7,398)	(12,528)
Cash and cash equivalents, beginning of period	85,672	52,803

Cash and cash equivalents, end of period	$78,274	$40,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of November 30, 2003 and for the three and six months ended

November 30, 2003 and 2002 is unaudited)

1. Interim Financial Data

The unaudited condensed consolidated financial statements for Verity, Inc. (the “Company” or “Verity”) as of November 30, 2003 and for the three and six months ended November 30, 2003 and 2002 have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements contained in the Company’s Annual Report on Form 10-K for the year ended May 31, 2003.

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

2. Accounting for Computation of Net Income (Loss) and Net Income (Loss) Per Share and Stock-Based Compensation

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of “in-the-money” stock options. “In-the-money” options are those for which the exercise price is lower than the average market price being used to determine the value. The Company’s average market price for the second quarter in fiscal year 2004 was $14.1832. As of November 30, 2003 and 2002, 10,705,517 and 12,472,342 anti-dilutive weighted shares have been excluded from the common equivalents calculation.

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

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Information as of November 30, 2003 and for the three and six months ended

November 30, 2003 and 2002 is unaudited)

financial statements. The impact of recognizing the fair value of option grants and stock grants under the Company’s employee stock option and stock purchase plans as an operating expense would have reduced the Company’s net income to a net loss, as follows (in thousands, except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Net income
Net income — as reported	$3,639	$2,363	$5,459	$3,744

Deduct: Total SFAS 123 stock-based employee compensation expense, net of related tax effects	(12,324)	(15,354)	(27,334)	(33,039)

Net loss — pro forma	$(8,685)	$(12,991)	$(21,875)	$(29,295)

Earnings per share
Net income per share — basic — as reported	$0.10	$0.07	$0.15	$0.11

Net loss per share — basic — pro forma	$(0.23)	$(0.37)	$(0.58)	$(0.83)

Net income per share — diluted — as reported	$0.09	$0.07	$0.14	$0.10

Net loss per share — diluted — pro forma	$(0.23)	$(0.37)	$(0.58)	$(0.83)

Number of shares used in basic — as reported calculation	37,579	34,699	37,542	35,123

Number of shares used in diluted — as reported calculation	39,475	35,766	39,569	36,206

Number of shares used in basic and diluted — pro forma calculation	37,579	34,699	37,542	35,123

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for each respective period:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Stock Option Plans
Expected volatility	93%	80%	89%	80%
Risk-free interest rate	2.20%	2.18%	2.07%	2.97%
Expected life	4.00 years	4.29 years	4.00 years	2.80 years
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Stock Purchase Plan
Expected volatility	68%	90%	76%	90%
Risk-free interest rate	1.38%	1.93%	1.38%	1.93%
Expected life	1.00 year	1.00 year	1.00 year	1.00 year
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Information as of November 30, 2003 and for the three and six months ended

November 30, 2003 and 2002 is unaudited)

3. Investments

As of November 30, 2003 and May 31, 2003, available-for-sale securities consist of the following (in thousands):

	November 30, 2003			May 31, 2003
	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value	Amortized Cost	Gross Unrealized Gains	Fair Value
Short-term
Corporate	$38,422	$291	$38,713	$48,592	$788	$49,380
Government	5,000	—	5,000	1,000	13	1,013
Other	32,275	—	32,275	2,600	—	2,600

Total short-term	$75,697	$291	$75,988	$52,192	$801	$52,993

Long-Term
Corporate	$9,986	$(8)	$9,978	$14,031	$290	$14,321
Government	82,925	(235)	82,690	95,965	413	96,378
Other	2,375	(38)	2,337	1,375	5	1,380

Total long-term	95,286	(281)	95,005	111,371	708	112,079

Total investments	$170,983	$10	$170,993	$163,563	$1,509	$165,072

The maturity of our long-term investments ranges from one to three years.

4. Deferred Purchase Payment

On December 17, 2002, the Company completed the purchase of certain assets and obligations of Inktomi Corporation’s enterprise search software business. Of the total purchase price, the Company deferred $3.0 million in order to secure Inktomi’s indemnification obligations under the Purchase Agreement. On June 17, 2004, the Company is obligated to pay Inktomi an amount equal to the sum of (1) $3.0 million plus (2) simple interest thereon calculated from the December 17, 2002 through the date of payment at an annual rate of 1.5%. The Company has the right to withhold or deduct from the deferred payment amount any sum that may be owed to it by Inktomi pursuant to Inktomi’s indemnification obligations under the Purchase Agreement. The Company believes the likelihood of indemnification is remote.

At November 30, 2003, the deferred purchase payment was categorized as a short-term liability as the payment was due within twelve months of this date. At May 31, 2003, the deferred purchase payment was categorized as a long-term liability as the payment was due greater than twelve months from this date.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Information as of November 30, 2003 and for the three and six months ended

November 30, 2003 and 2002 is unaudited)

5. Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, such as foreign currency translation gains and losses and unrealized gains and losses on available-for-sale securities that are reflected in stockholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Net Income	$3,639	$2,363	$5,459	$3,744
Foreign currency translations gain	475	166	227	887
Unrealized gain (loss) on available-for-sale securities, net of tax	(60)	(108)	(929)	508

Comprehensive income	$4,054	$2,421	$4,757	$5,139

6. Business Segment

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

The Company also has sales and marketing operations located in the Netherlands, the United Kingdom, France, Germany, South Africa, Mexico, Australia, Japan, a joint investment partnership in Brazil and a development and technical support operation in Canada. Foreign branch and subsidiary revenues consist primarily of maintenance and consulting services and are being allocated based on foreign branch and subsidiary location. Disclosed in the table below is geographic information for any individual country comprising greater than 10% of the Company’s total revenues or greater than 10% of the Company’s long-lived assets. Rest of world (“ROW”) includes Australia, Brazil, Canada, Japan, Mexico and South Africa.

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
	(in thousands)
Revenues:
USA	$19,539	$14,189	$37,130	$28,288
United Kingdom	3,048	2,974	5,689	5,515
Other Europe	4,227	4,507	8,211	8,751
ROW	2,085	1,221	4,472	2,347

Consolidated	$28,899	$22,891	$55,502	$44,901

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Information as of November 30, 2003 and for the three and six months ended

November 30, 2003 and 2002 is unaudited)

November 30, 2003
(in thousands)
Long-lived assets:
USA	$29,209
Europe	456
Canada	722

Other ROW	16

Consolidated	$30,403

Long-lived assets of geographic areas are those assets used in the Company’s operations in each area.

Of the total $9.4 million, $8.7 million, $18.4 million and $16.6 million of revenues outside the U.S. for the three and six month periods ended November 30, 2003 and 2002, respectively, there were $4.8 million, $5.0 million, $9.6 million and $9.3 million of export sales (shipped from the U.S. to non-U.S. locations) and $4.6 million, $3.7 million, $8.8 million and $7.3 million of sales derived from the Company’s foreign operations, respectively.

No single customer accounted for more than 10% of the Company’s total revenues for the three and six month periods ended November 30, 2003 and 2002. Revenues derived from sales to the United States government and its agencies were 9.8% and 11.1% of the Company’s total revenues for the three month periods ended November 30, 2003 and 2002, respectively, and 10.6% and 10.1% of the Company’s total revenues for the six month periods ended November 30, 2003 and 2002, respectively.

7. Stock Repurchase Program

On June 24, 2003, the Company announced the continuation of its stock repurchase program. The continuation calls for the additional repurchase of outstanding shares of the Company’s common stock up to an aggregate value of $50.0 million. The program will terminate at the end of the fiscal year ending May 31, 2004 unless amended by the Board of Directors. Through November 30, 2003, the Company repurchased and retired 1,190,987 shares of its common stock through open market transactions, at an aggregate cost of approximately $17.0 million.

8. Restructuring Costs

During each of the periods ended November 30, 2003 and November 30, 2002, the Company executed restructuring efforts designed to reduce costs and to better align its expense levels with current revenue levels and ensure conservative spending during the current period of economic uncertainty, as described below.

Restructuring charges: (three and six month periods ended)	November 30, 2003	November 30, 2002
	(in millions)
Severance costs	$0.90	$0.72
Legal and other outside services costs	0.07	0.10
Other charges	0.00	0.17

Total restructuring charges	$0.97	$0.99

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Information as of November 30, 2003 and for the three and six months ended

November 30, 2003 and 2002 is unaudited)

With respect to the restructuring executed during the quarter ended November 30, 2003, the Company implemented this worldwide restructuring plan to focus on reducing expenses and improving efficiency due to continued macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, the Company recorded in the quarter ended November 30, 2003, a $0.97 million restructuring charge, of which approximately $0.9 million was related to severance costs associated with the reduction in the worldwide workforce by approximately 40 employees and approximately $0.07 million to legal and other outside services costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada and Europe and was across all functional areas of the company.

Quarter Ended November 30, 2003	Workforce Reduction	Legal and Other Outside Services	Other	Total
	(in millions)
Restructuring provision	$0.90	$0.07	$0.00	$0.97
Cash payments	(0.88)	(0.04)	0.00	(0.92)

Balance at November 30, 2003	$0.02	$0.03	$0.00	$0.05

Of the total $0.97 million restructuring charge, approximately $0.05 million remains unpaid at November 30, 2003. Of the $0.05 million, approximately $0.02 million relates to severance costs to be paid in future quarters and approximately $0.03 million to legal and other outside services costs associated with the restructuring. The unpaid amount will be paid out over the next two quarters.

With respect to the restructuring executed during the quarter ended November 30, 2002, the Company implemented this worldwide restructuring and recorded a $0.99 million restructuring charge, of which approximately $0.72 million was related to severance costs associated with the reduction in the worldwide workforce by 50 employees, approximately $0.10 million to legal and other outside services in connection with the restructuring and approximately $0.17 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada, the U.K., Germany, France, the Netherlands, Sweden and South Africa.

At November 30, 2003, $0.18 million of the restructuring executed during the quarter ended November 30, 2002 remains unpaid and is mostly related to a facilities lease and will be paid out ratably over the remaining life of the lease, which terminates in October 2005.

9. Subsequent Event

Regent Pacific Management Corporation (“Regent Pacific”) has been providing management services to the Company pursuant to a Retainer Agreement between the Company and Regent Pacific dated July 31, 1997, as amended, (as amended, the “Retainer Agreement”). In January 2004, the Company and Regent Pacific entered into an amendment to the Retainer Agreement providing for a 75% reduction in weekly fees payable by the Company under the Retainer Agreement, beginning in March 2004, as well as an extension of the non-cancelable period of the Retainer Agreement from February 28, 2004 to February 28, 2005. As a result of the amendment, the services to be rendered by Regent Pacific to the Company under the Retainer Agreement will be reduced. In addition, pursuant to the amendment, Gary J. Sbona will continue to serve as the Company’s Executive Chairman of the Board, but Stephen W. Young will cease to serve as the Company’s Chief Operating Officer effective as of March 1, 2004.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Information as of November 30, 2003 and for the three and six months ended

November 30, 2003 and 2002 is unaudited)

10. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. The Company’s adoption of SFAS No. 143 in its fiscal year 2002 did not have a significant impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS No. 121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations - Reporting the Effects of Disposal of a Division of a Business.” Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company’s fiscal year beginning June 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company’s financial position or results of operations.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance of the EITF in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company’s adoption of SFAS No. 146 did not have a significant impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Information as of November 30, 2003 and for the three and six months ended

November 30, 2003 and 2002 is unaudited

requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirement of FIN 45 is effective for guarantees issued or modified after December 31, 2002. As of November 30, 2003, the Company’s guarantees that were issued or modified after December 31, 2002 were not material.

The Company enters into standard indemnification provisions within its software license agreements with its customers and technology partners. Pursuant to these provisions, the Company typically indemnifies, defends and holds harmless the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification provisions is generally perpetual any time after execution of the license agreement. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited.

The Company generally warrants that its software products will perform in all material respects in accordance with its standard published specifications. Historically, costs related to this warranty have not been significant.

The Company has agreements in place with its directors and officers whereby it indemnifies them for certain events or occurrences while the officer and director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy, which may enable it to recover a portion of any future amounts paid.

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

In November 2002 the EITF reached a consensus opinion on EITF No. 02-16, “Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor.” EITF No. 02-16 requires that cash payments, credits, or equity instruments received, as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus applies prospectively to new or modified arrangements entered into after December 31, 2002. At November 30, 2003, the Company was not a party to transactions contemplated by EITF 02-16.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends certain provisions of SFAS No. 123 and is effective for financial statements for fiscal years ending after December 15, 2002. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires the disclosure of the pro forma effects on an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company does not currently intend to adopt the fair value based

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Information as of November 30, 2003 and for the three and six months ended

November 30, 2003 and 2002 is unaudited

method of accounting for stock-based employee compensation and will continue to apply the intrinsic-value based method. The Company has determined the fair value of option grants using the Black-Scholes stock option pricing model and has provided this pro forma disclosure of the impact of fair value accounting in note 2 to the financial statements, “Accounting for Stock-Based Compensation.”

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective February 28, 2004. The Company does not have any interests in variable interest entities.

On April 30, 2003, the FASB issued Statement No. 149 (“Statement 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Related Party Transactions

Regent Pacific Management Corporation (“Regent Pacific”) has been providing management services to Verity pursuant to a Retainer Agreement between Verity and Regent Pacific dated July 31, 1997, as amended, (as amended, the “Retainer Agreement”). In January 2004, Verity and Regent Pacific entered into an amendment to the Retainer Agreement providing for a 75% reduction in weekly fees payable by Verity under the Retainer Agreement, beginning in March 2004, as well as an extension of the non-cancelable period of the Retainer Agreement from February 28, 2004 to February 28, 2005. As a result of the amendment, the services to be rendered by Regent Pacific to Verity under the Retainer Agreement will be reduced. In addition, pursuant to the amendment, Gary J. Sbona will continue to serve as our Executive Chairman of the Board, but Stephen W. Young will cease to serve as our Chief Operating Officer effective as of March 1, 2004. Messrs. Sbona and Young are both officers of Regent Pacific. As a result of the amendment, we will continue to incur operating expenses of approximately $162,500 per quarter under this agreement, which will be approximately $487,500 per quarter less than we have been incurring since July 1997. These operating expenses will continue to be allocated to all functional areas based on headcount.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items in our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues:
Software products	56.2%	56.6%	54.8%	56.2%
Service and other	43.8	43.4	45.2	43.8

Total revenues	100.0	100.0	100.0	100.0

Costs of revenues:
Software products	1.5	1.3	1.4	1.5
Service and other	11.4	13.4	12.0	13.0
Amortization of purchased intangible assets	2.2	—	2.3	—

Total costs of revenues	15.1	14.7	15.7	14.5

Gross profit	84.9	85.3	84.3	85.5

Operating expenses:
Research and development	16.5	19.6	18.4	21.8
Marketing and sales	40.4	42.3	42.9	45.1
General and administrative	9.4	10.8	10.1	11.4
Restructuring charge	3.4	4.3	1.8	2.2

Total operating expenses	69.7	77.0	73.2	80.5

Income from operations	15.2	8.3	11.1	5.0
Interest income, net	4.7	8.9	5.0	9.1

Other income (loss), net	1.4	(0.5)	0.3	(0.6)

Income before provision for income taxes	21.3	16.7	16.4	13.5
Provision for income taxes	8.7	6.3	6.6	5.1

Net income	12.6%	10.4%	9.8%	8.4%

Three and Six Month Periods Ended November 30, 2003 and 2002

Prior period financials have been reclassified to conform to presentations adopted in fiscal year 2004.

Revenues

Total revenues

	November 30, 2003	November 30, 2002	Change
	(dollar amounts in millions)
Three months ended	$28.9	$22.9	26.2%
Six months ended	$55.5	$44.9	23.6%

The increase in total revenues for the three month period ended November 30, 2003, compared with the same period a year ago, was due to a $3.3 million increase in our software product revenues and to a $2.7 million increase in our service and other revenues. The increase in total revenues for the six month period ended November 30, 2003, compared with the same period a year ago, was due to a $5.1 million increase in our software product revenues and to a $5.5 million increase in our service and other revenues.

The three and six month periods ended November 30, 2003 results include the addition of our Ultraseek product, which came from the purchase of assets and assumption of obligations of Inktomi Corporation’s enterprise search software business (“Enterprise”) in December 2002. Additionally, the six month period ended November 30, 2003 includes a payment in the first quarter from BroadVision of past royalties in connection with the settlement of outstanding litigation, and was less than 5% of revenues in the six-month period.

Revenues derived from foreign operations accounted for 16.0% and 16.1% of total revenues for the three month periods ended November 30, 2003 and 2002, respectively, and 15.8% and 16.3% of total revenues for the six month periods ended November 30, 2003 and 2002, respectively. Our export sales consist of products licensed for delivery outside of the United States. For the three month periods ended November 30, 2003 and 2002, export sales accounted for 16.4% and 21.9% of total revenues, respectively. For the six month periods ended November 30, 2003 and 2002, export sales accounted for 17.3% and 20.7% of total revenues, respectively.

No single customer accounted for more than 10% of our total revenues for the three and six month periods ended November 30, 2003 and 2002. Revenues derived from sales to the federal government and its agencies were 9.8% and 11.1% of our total revenues for the three month periods ended November 30, 2003 and 2002, respectively, and 10.6% and 10.1% of our total revenues for the six month periods ended November 30, 2003 and 2002, respectively.

Software product revenues

	November 30, 2003	November 30, 2002	Change
	(dollar amounts in millions)
Three months ended	$16.2	$12.9	25.3%
Percentage of total revenues	56.2%	56.6%
Six months ended	$30.4	$25.3	20.4%
Percentage of total revenues	54.8%	56.2%

We saw an increase in demand for our software products in the three and six month periods ended November 30, 2003, compared with the same periods a year ago. The increases in software product revenues in the three and six month periods ended November 30, 2003 were the result of increased sales to our OEM customers and from the addition of sales of our Ultraseek product, which we did not have prior to our acquisition of Enterprise in December 2002. Software product revenues from our non-Ultraseek products for the six month period ended November 30, 2003 included the recognition of revenue in the first quarter of past royalties in connection with our confidential settlement with BroadVision relative to our outstanding litigation. This revenue accounted for less than 5% of total revenues in the six month period.

Service and other revenues

	November 30, 2003	November 30, 2002	Change
	(dollar amounts in millions)
Three months ended	$12.7	$9.9	27.5%
Percentage of total revenues	43.8%	43.4%
Six months ended	$25.1	$19.6	27.8%
Percentage of total revenues	45.2%	43.8%

Our service and other revenues consist primarily of fees for software maintenance, consulting and training.

The increase in service and other revenues for the three month period ended November 30, 2003, compared with the same period a year ago, was due to $0.2 million in increased sales of consulting and training services and to $2.5 million in increased maintenance revenues which results primarily from maintenance contracts acquired as part of the Enterprise purchase and increased maintenance contracts associated with our increase in software product revenues. The increase in service and other revenues for the six month period ended November 30, 2003, compared with the same period a year ago, was due to $0.7 million in increased sales of consulting and training services and to $4.8 million in increased maintenance revenues which results primarily from maintenance contracts acquired as part of the Enterprise purchase and increased maintenance contracts associated with our increase in software product revenues.

Costs of Revenues

Costs of software products

	November 30, 2003	November 30, 2002	Change
	(dollar amounts in millions)
Three months ended	$0.4	$0.3	47.4%
Percentage of software product revenues	2.6%	2.2%
Six months ended	$0.8	$0.7	12.8%
Percentage of software product revenues	2.5%	2.7%

Costs of software products consist primarily of product media, duplication, manuals, packaging materials, shipping expenses, employee compensation expenses, royalties paid to third-party vendors, and in certain instances, licensing of third-party software incorporated in our products. We believe that costs of software products will increase in absolute dollars in the quarter ending February 29, 2004, primarily as a result of increased royalties paid to third-party software vendors.

The increase in costs of software products in absolute dollars for the three and six month periods ended November 30, 2003, compared with the same period a year ago, was primarily attributable to a $0.1 million increase in costs of third party software components and from increased costs for manuals and product media associated with the recent product release of Verity K2 Enterprise 5.0. The increase in costs of software products as a percentage of software product revenues for the three month period ended November 30, 2003, compared with the same period a year ago, was attributable to the increase in absolute costs, offset in part by the increase in software product revenues. During the three and six month periods ended November 30, 2003 and 2002, we did not capitalize any software development costs.

Costs of service and other

	November 30, 2003	November 30, 2002	Change
	(dollar amounts in millions)
Three months ended	$3.3	$3.1	6.8%
Percentage of service and other revenues	25.9%	31.0%
Six months ended	$6.7	$5.8	14.7%
Percentage of service and other revenues	26.6%	29.6%

Costs of service and other consists of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. Significant cost components include personnel-related and third-party contractor costs, facilities costs, travel expenses associated with training and consulting implementation services, depreciation expense and corporate overhead allocations. We believe that costs of service and other will decrease slightly in absolute dollars in the quarter ending February 29, 2004, resulting from modest seasonality associated with the calendar year-end.

The increase in absolute dollars for the three and six month periods ended November 30, 2003, compared with the same period a year ago, was due primarily to a $0.2 million increase in costs associated with the use of third-party consultants in connection with an increased demand for services, and, in the six month period, to a $0.6 million increase in compensation and other employee related expenses resulting from an approximately 6%

higher average headcount. The higher average headcount results from the addition of personnel necessary to respond to increased demand for services and in connection with the Enterprise purchase in December 2002. The decrease as a percentage of service and other revenues, compared with the same periods a year ago, results from higher utilization of personnel resulting from the increase in services rendered being greater than the increase in personnel.

Amortization of purchased intangible assets

	November 30, 2003	November 30, 2002	Change
	(dollar amounts in millions)
Three months ended	$0.6	$0.0	—
Percentage of total revenues	2.2%	0.0%
Six months ended	$1.3	$0.0	—
Percentage of total revenues	2.3%	0.0%

During the three and six month periods ended November 30, 2003, we amortized $0.6 million and $1.3 million, respectively, of the purchased intangible assets in connection with acquired technology, patents and maintenance agreements from our Enterprise purchase. We will record quarterly amortization expenses of $0.6 million associated with the purchased intangible assets of Enterprise over the estimated useful life of 5 years from the quarter ended February 28, 2003.

Operating Expenses

Research and development

	November 30, 2003	November 30, 2002	Change
	(dollar amounts in millions)
Three months ended	$4.8	$4.5	6.5%
Percentage of total revenues	16.5%	19.6%
Six months ended	$10.2	$9.8	4.5%
Percentage of total revenues	18.4%	21.8%

Research and development expenses consist primarily of employee compensation and benefits, payments to outside contractors, depreciation on equipment used for development and corporate overhead allocations. We believe that research and development is essential to maintaining our competitive position and we will continue to make significant investments in research and development with the goal of continuing to align research and development expenses with anticipated revenues. We believe that research and development expenses will increase slightly in absolute dollars in the quarter ending February 29, 2004, primarily resulting from the effect of annual salary increases.

The increases in research and development expenses in absolute dollars for the three and six month periods ended November 30, 2003, compared with the same periods in the prior year, were primarily due to a net $0.3 million and $0.3 million increase, respectively, in bonuses payable, resulting from an accrual in the three month period ended November 30, 2003 compared with no accrual in the prior year period, combined with a less than $0.1 million and $0.1 million increase, respectively, in compensation costs associated with the effect of annual salary increases in the three and six month periods ended November 30, 2003.

Marketing and sales

	November 30, 2003	November 30, 2002	Change
	(dollar amounts in millions)
Three months ended	$11.7	$9.7	20.8%
Percentage of total revenues	40.4%	42.3%
Six months ended	$23.8	$20.2	17.6%
Percentage of total revenues	42.9%	45.1%

Marketing and sales expenses consist primarily of employee compensation, including sales commissions and benefits, tradeshows, outbound marketing and other lead generation activities, public relations, travel expenses associated with our sales staff and corporate overhead allocations. We anticipate that we will continue to make significant investments in marketing and sales with the goal of continuing to align marketing and sales expenses with anticipated revenues. We believe that marketing and sales expenses will remain approximately flat as a percentage of total revenues in the quarter ending February 29, 2004.

The increase in marketing and sales expenses in absolute dollars for the three month period ended November 30, 2003, compared with the same period a year ago, was due to a $0.8 million increase in the use of external sales and marketing professional services, a $0.5 million increase in sales commissions resulting from the combination of higher revenue and an increased payout rate, a $0.3 million increase in compensation and other employee related expenses resulting from marginally higher average headcount and annual salary increases, a $0.3 million increase in overall marketing program spending, primarily attributable to the addition of the Enterprise product, and a $0.1 million increase in depreciation expenses.

The increase in marketing and sales expenses in absolute dollars for the six month period ended November 30, 2003, compared with the same period a year ago, was due to a $1.3 million increase in sales commissions resulting from the combination of higher revenue and an increased payout rate, a $0.9 million increase in compensation and other employee related expenses resulting from marginally higher average headcount and annual salary increases, a $0.7 million increase in overall marketing program spending, primarily attributable to the addition of the Enterprise product, a $0.2 million increase in the use of external sales and marketing professional services, and a $0.1 million increase in depreciation expenses.

General and administrative

	November 30, 2003	November 30, 2002	Change
	(dollar amounts in millions)
Three months ended	$2.7	$2.5	10.2%
Percentage of total revenues	9.4%	10.8%
Six months ended	$5.6	$5.1	9.0%
Percentage of total revenues	10.1%	11.4%

General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and general management, provisions for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations. We believe that general and administrative expenses will remain approximately flat in the quarter ending February 29, 2004.

The increase in general and administrative expenses in absolute dollars for the three month period ended November 30, 2003, compared with the same period a year ago, was primarily related to a $0.4 million increase in employee related expenses associated with marginally higher headcount, offset in part by a $0.2 million decrease in bad debt expense.

The increase in general and administrative expenses in absolute dollars for the six month period ended November 30, 2003, compared with the same period a year ago, was primarily related to a $0.7 million increase in employee related expenses associated with marginally higher headcount, a $0.1 million increase in expenses for outside professional services, a $0.1 million increase in corporate overhead allocations, offset in part by a $0.4 million decrease in bad debt expense.

Restructuring charge

	November 30, 2003	November 30, 2002	Change
	(dollar amounts in millions)
Three months ended	$1.0	$1.0	(2.1)%
Percentage of total revenues	3.4%	4.3%
Six months ended	$1.0	$1.0	(2.1)%
Percentage of total revenues	1.8%	2.2%

During each of the periods ended November 30, 2003 and November 30, 2002, we executed restructuring efforts designed to reduce costs and to better align our expense levels with current revenue levels and ensure conservative spending during the current period of economic uncertainty.

Restructuring charges: (three and six month periods ended)	November 30, 2003	November 30, 2002
	(in millions)
Severance costs	$0.9	$0.7
Legal and other outside services costs	0.1	0.1
Other charges	0.0	0.2

Total restructuring charges	$1.0	$1.0

During the quarter ended November 30, 2003, we implemented a worldwide restructuring plan to focus on reducing expenses and improving efficiency due to continued macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, we recorded in the quarter ended November 30, 2003, a $1.0 million restructuring charge, of which approximately $0.9 million was related to severance costs associated with the reduction in the worldwide workforce by approximately 40 employees, and approximately $0.1 million was related to legal and other outside services costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada and Europe and was across all functional areas of the company.

Of the total $1.0 million restructuring charge, approximately $0.05 million remains unpaid at November 30, 2003. Of the $0.05 million, approximately $0.01 million relates to severance costs to be paid in future quarters and approximately $0.04 million to costs associated with legal and other outside services. The unpaid amount will be paid out over the next two quarters.

During the quarter ended November 30, 2002, we implemented a worldwide restructuring and recorded a $1.0 million restructuring charge, of which approximately $0.7 million was related to severance costs associated with the reduction in the worldwide workforce by 50 employees, approximately $0.1 million to legal and other outside services in connection with the restructuring and approximately $0.2 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada and the Netherlands and was concentrated in research and development and, to a lesser extent, sales and marketing. At November 30, 2003, $0.2 million of the restructuring implemented in the quarter ended November 30, 2002 remains unpaid and is mostly related to a facilities lease and will be paid out ratably over the remaining life of the lease, which terminates in October 2005.

Interest income, net

	November 30, 2003	November 30, 2002	Change
	(dollar amounts in millions)
Three months ended	$1.4	$2.0	(32.4)%
Percentage of total revenues	4.7%	8.9%
Six months ended	$2.8	$4.1	(31.5)%
Percentage of total revenues	5.0%	9.1%

Interest income, net consists primarily of interest income, net and realized gains (losses) from our investments in marketable securities.

The decreases in interest income, net in absolute dollars for the three and six month periods ended November 30, 2003, compared with the same period a year ago, were primarily due to decreasing overall yields on our portfolio of marketable securities caused by the decreasing interest rate environment, partially mitigated by a slightly higher balance of marketable securities.

Other income (loss), net

	November 30, 2003	November 30, 2002	Change
	(dollar amounts in millions)
Three months ended	$0.4	$(0.1)	nm
Percentage of total revenues	1.4%	0.5%
Six months ended	$0.2	$(0.3)	nm
Percentage of total revenues	0.3%	0.6%

Other income (loss), net consists of gains (losses) on our foreign currency forward contracts.

Income tax provision

	November 30, 2003	November 30, 2002	Change
	(dollar amounts in millions)
Three months ended	$2.5	$1.4	74.2%
Percentage of total revenues	8.7%	6.3%
Six months ended	$3.6	$2.3	58.5%
Percentage of total revenues	6.6%	5.1%

Income tax provision includes U.S. and foreign income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

We expect tax savings for fiscal 2004 due to research and development tax credits to decline relative to our historical experience and expect to realize an effective tax rate of 40.0% for the fiscal year. In our first fiscal quarter ended August 31, 2003, we applied an effective tax rate of 38.0%. In order to realize a 40.0% year-to-date effective tax rate, we applied a 40.95% effective tax rate to the results of our quarter ended November 30, 2003. We will continue to reassess the impact of our research and development expenses on our effective tax rate in future periods. In the comparative periods of fiscal 2003 we applied a 38% effective tax rate.

Liquidity and Capital Resources

Six month periods ended	November 30, 2003	November 30, 2002
	(in millions)
Net cash provided by operating activities	$3.3	$6.0
Net cash used in investing activities	$(8.4)	$(5.5)
Net cash used in financing activities	$(2.5)	$(13.5)

As of November 30, 2003, we had $249.3 million in cash and cash equivalents and available-for-sale securities compared to $250.7 million at May 31, 2003. At November 30, 2003, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $154.3 million. As of November 30, 2003, we had no outstanding debt obligations.

Cash provided by operating activities for the six month period ended November 30, 2003 was $3.3 million, primarily due to our net income of $5.5 million, which reflected among other non-cash charges a charge for depreciation and amortization of $3.5 million, which we add back to reconcile net income to net cash provided by operating activities. Cash provided by operating activities also included a $0.3 million increase in deferred revenues, but was reduced by a $2.5 million increase in accounts receivable, a $1.6 million decrease in accounts payable, a $1.1 million decrease in accrued compensation and other accrued liabilities, and a $0.7 million increase in prepaid and other current assets.

Cash used in investing activities for the six month period ended November 30, 2003 was $8.4 million as a result of capital expenditures of $1.0 million and purchases, net of sales and maturities, of marketable securities of $7.4 million.

Cash used in financing activities for the six month period ended November 30, 2003 was $2.5 million, due to $17.0 million in repurchases of our common stock through our stock repurchase program, partially offset by $14.5 million in proceeds from the sale of common stock as a result of stock option exercises.

Our principal commitments as of November 30, 2003 consist of obligations under operating leases, totaling $9.2 million over the life of these leases.

Under our operating leases, we have minimum rental payments as follows:

Fiscal Year Ending May 31,	Rental Payments
2004	$1,657
2005	2,755
2006	1,482
2007	1,434
2008 and thereafter	1,861

$9,189

On December 17, 2002, we completed the purchase of certain assets and obligations of Inktomi Corporation’s enterprise search software business. Of the total purchase price, we deferred $3.0 million in order to secure Inktomi’s indemnification obligations under the Purchase Agreement. On June 17, 2004, we are obligated to pay Inktomi an amount equal to the sum of (1) $3.0 million plus (2) simple interest thereon calculated from the December 17, 2002 through the date of payment at an annual rate of 1.5%. We have the right to withhold or deduct from the deferred payment amount any sum that may be owed to us by Inktomi pursuant to Inktomi’s indemnification obligations under the Purchase Agreement. We believe the likelihood of indemnification is remote.

On June 24, 2003, we announced the continuation of our stock repurchase program. The continuation calls for the additional repurchase of outstanding shares of our common stock up to an aggregate value of $50.0 million. The program will terminate at the end of the fiscal year ending May 31, 2004 unless amended by the Board of Directors. Through November 30, 2003, we repurchased and retired 1,190,987 shares of our common stock through open market transactions, at an aggregate cost of approximately $17.0 million.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. The adoption of SFAS No. 143 in our fiscal year 2002 did not have a significant impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS No. 121), however it retains the fundamental provisions of SFAS No. 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. SFAS No. 144 develops a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired assets and consequently amends Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Division of a Business.” Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for our fiscal year beginning June 1, 2002. The adoption of SFAS No. 144 did not have a significant impact on our financial position or results of operations.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 nullifies the guidance of the EITF in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS 146, the FASB acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of certain guarantees or indemnifications. In addition, FIN 45 requires disclosures about the guarantees or indemnifications that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees or indemnifications issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements for interim or annual periods issued after December 15, 2002. We have adopted the disclosure provisions of FIN 45 and evaluated the impact of the measurement provisions on the our financial position and results of operations. As of November 30, 2003, our guarantees that were issued or modified after December 31, 2002 were not material.

We enter into standard indemnification provisions within our software license agreements with our customers and technology partners. Pursuant to these provisions, we typically indemnify, defend and hold harmless the indemnified party for losses suffered or incurred by the indemnified party in connection with any U.S. patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification provisions is generally perpetual any time after execution of the license agreement. The maximum potential amount of future payments that we could be required to make under these indemnification provisions is unlimited.

We generally warrant that our software products will perform in all material respects in accordance with our standard published specifications. Historically, costs related to this warranty have not been significant.

We have agreements in place with our directors and officers whereby we indemnify them for certain events or occurrences while the officer and director is, or was, serving at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy, which may enable us to recover a portion of any future amounts paid.

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

In November 2002 the EITF reached a consensus opinion on EITF No. 02-16, “Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor.” EITF No. 02-16 requires that cash payments, credits, or equity instruments received, as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus applies prospectively to new or modified arrangements entered into after December 31, 2002. At November 30, 2003, we were not a party to any transactions contemplated by EITF 02-16.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 is effective February 28, 2004. We do not have any interests in variable interest entities.

On April 30, 2003, the FASB issued Statement No. 149 (“Statement 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Risks Related to Our Business

We have sustained quarterly and annual losses in the past and may not be able to maintain profitability

We have incurred net losses in the past and, although we reported net income in fiscal year 2003 and the first two quarters of fiscal year 2004, we may not be able to maintain profitability. In the future, our revenues may decline, remain flat, or grow at a rate slower than was experienced in the first two quarters of fiscal year 2004, especially in light of the current economic environment. To achieve revenue growth and maintain fiscal year profitability, we must:

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

Our revenues and operating results may fluctuate in future periods, which could adversely affect our stock price

The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. We expect our stock price to vary with our operating results and, consequently, any adverse fluctuations in our operating results could have an adverse effect on our stock price. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include:

•	the downturn in capital spending by customers;

•	the size and timing of orders;

•	changes in the budget or purchasing patterns of customers or potential customers, changes in foreign country exchange rates, or pricing pressures from competitors;

•	increased competition in the software and Internet industries;

•	the introduction and market acceptance of new technologies and standards in search and retrieval, Internet, document management, database, networking, and communications technology;

•	variations in sales channels, product costs, the mix of products sold, or the success of quality control measures;

•	the integration of people, operations, and products from acquired businesses and technologies;

•	changes in operating expenses and personnel;

•	changes in accounting principles, such as a requirement that stock options be included in compensation, which is widely expected to occur and may become effective as early as 2004 and, which if adopted, would increase our compensation expenses and have a negative effect on our earnings;

•	the overall trend toward industry consolidation; and

•	changes in general economic and geo-political conditions and specific economic conditions in the computer and software industries.

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

Changes in effective tax rates could affect our results

Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, and changes in U.S. or foreign tax laws or interpretations thereof.

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

Service and other revenues derived from foreign operations accounted for 15.8% and 15.0% of total revenues for the six month period ended November 30, 2003, and fiscal year 2003, respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. For the six month period ended November 30, 2003 and fiscal year 2003, export sales accounted for 17.3% and 22.4% of total revenues, respectively. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below.

A portion of our revenues is derived from sales to the U.S. federal government, which are subject to budget cuts and, consequently, the potential loss of revenues upon which we have historically relied

Revenues derived from sales to the U.S. federal and state governments and their agencies were 10.6% and 9.8% of total revenues for the six month period ended November 30, 2003 and fiscal year 2003, respectively. Future reductions in government spending on information technologies could harm our operating results. In recent years, budgets of many governments and/or their agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

Our products employ technology that may infringe on the proprietary rights of third parties, which may expose us to litigation

Third parties may assert that our products infringe their proprietary rights, or may assert claims for indemnification resulting from infringement claims against us. Any such claims may cause us to delay or cancel shipment of our products, which could harm our business. In addition, irrespective of the validity or the successful assertion of claims, we could incur significant costs in defending against claims. To date, no third party has asserted such claims against us.

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

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in the second quarter of fiscal year 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, earnings per share would have been reduced by $0.32 per share and we would have reported a $0.23 loss per share. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants to employees that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as an expense using the fair value method. See Note 2 to Consolidated Financial Statements for a more detailed presentation of accounting for stock-based compensation plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximize yields without significantly increasing our risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of November 30, 2003, approximately 62% of our portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

The following table presents the amounts of our cash, cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of November 30, 2003:

	FY2004	FY2005	FY2006	FY2007	Total	Fair Value
	(Dollars in thousands)
Cash and cash equivalents	$78,274	—	—	—	$78,274	$78,274
Average interest rate	1.2%	—	—	—	1.2%	1.2%
Fixed-rate securities	$33,196	$28,057	$44,640	$32,825	$138,718	$138,718
Average interest rate	4.4%	2.5%	2.3%	2.5%	2.9%	2.9%
Variable-rate securities	$32,275	—	—	—	$32,275	$32,275
Average interest rates	1.2%	—	—	—	1.2%	1.2%

This compares to our cash equivalents and investments that were subject to interest rate risk by year of expected maturity and average interest rates as of May 31, 2003 as follows:

	FY2004	FY2005	FY2006	Total	Fair Value
	(Dollars in thousands)
Cash and cash equivalents	$85,672	—	—	$85,672	$85,672
Average interest rate	1.1%	—	—	1.1%	1.1%
Fixed-rate securities	$50,393	$69,966	$42,113	$162,472	$162,472
Average interest rate	4.3%	2.5%	2.9%	3.2%	3.2%
Variable-rate securities	$2,600	—	—	$2,600	$2,600
Average interest rates	1.4%	—	—	1.4%	1.4%

The total dollar value of our portfolio decreased by only $1.5 million from May 31, 2003 to November 30, 2003. However, between these dates, the composition of our portfolio changed significantly, as follows:

•	our combined cash equivalents and variable rate investments increased by $22.3 million, while our fixed-rate securities decreased by $23.8 million; and

•	although the weighted average maturity of our portfolio remained within our target levels, the composition of our portfolio changed significantly in that we increased the amounts both of securities with maturities within 12 months and securities with maturities in excess of 24 months, which increases were offset by a $7.4 million decrease in cash and cash equivalents , the $1.5 million decrease in the overall value of the portfolio, and the remainder being the decrease in the amount of securities with maturities between 12 months and 24 months.

As a result of the decrease in the amount of fixed-rate securities, the amount of interest we earn on our portfolio as of November 30, 2003 will be more responsive to interest rate fluctuations as compared to May 30, 2003, but the value of the portfolio will be less responsive to interest rate fluctuations.

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

Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts (non equity hedges) are marked to market at the end of the period with any changes in market value included in Other income (loss), net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gain included in Other income, net in the accompanying consolidated of operations was $174,000 in the six month period ended November 30, 2003. The fair value of the foreign currency exchange contracts was not material to our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2003. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 30, 2003, to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in Internal Control over Financial Reporting. During the three month period ended November 30, 2003, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Changes in Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on October 23, 2003. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management’s nominees for two director positions to serve until the Company’s 2006 annual meeting of stockholders were submitted to the stockholders of the Company. Management’s nominees for director were elected by the following vote:

	Shares
Nominee	Voting For	Withheld
Anthony J. Bettencourt	34,083,680	560,796
Stephen A. MacDonald.	28,726,483	5,917,993

Gary J. Sbona, Steven M. Krausz, Charles P. Waite, Jr., Stephen A. MacDonald, Victor A. Cohn, John G. Schwarz, Karl C. Powell and Anthony J. Bettencourt continued to serve as directors of the Company after the annual meeting. Mr. Sbona will continue to serve as the Executive Chairman of the Board, and Mr. Powell and Mr. Schwarz will continue to serve as directors until the Annual Meeting of Stockholders to be held in 2004. Mr. Krausz, Mr. Cohn and Mr. Waite will continue to serve until the Annual Meeting of Stockholders to be held in 2005. Mr. Bettencourt and Mr. MacDonald will continue to serve until the Annual Meeting of Stockholders to be held in 2006.

A previous proposal to ratify the selection of PricewaterhouseCoopers LLP as independent auditors of the Company for its fiscal year ending May 31, 2004 was withdrawn.

Item 5. Other Information

Regent Pacific Management Corporation (“Regent Pacific”) has been providing management services to Verity pursuant to a Retainer Agreement between Verity and Regent Pacific dated July 31, 1997, as amended, (as amended, the “Retainer Agreement”). In January 2004, Verity and Regent Pacific entered into an amendment to the Retainer Agreement providing for a 75% reduction in weekly fees payable by Verity under the Retainer Agreement, beginning in March 2004, as well as an extension of the non-cancelable period of the Retainer Agreement from February 28, 2004 to February 28, 2005. As a result of the amendment, the services to be rendered by Regent Pacific to Verity under the Retainer Agreement will be reduced. In addition, pursuant to the amendment, Gary J. Sbona will continue to serve as our Executive Chairman of the Board, but Stephen W. Young will cease to serve as our Chief Operating Officer effective as of March 1, 2004.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits — See Exhibit Index following the signature page to this report, which is incorporated by reference here.

B. Reports on Form 8-K

We filed four report on Form 8-K during the quarter covered by this report.

Date	Item Reported On
September 10, 2003	We reported under Item 12 a press release we issued on September 10, 2003, announcing financial results for fiscal quarter ended August 31, 2003.

October 23, 2003	We reported on Item 9 that PricewaterhouseCoopers LLP has ceased to be our independent public accountants.

October 29, 2003	We reported on Item 4 the engagement of KPMG LLP to serve as our principal auditors, replacing PricewaterhouseCoopers LLP.

October 31, 2003	We reported an amendment to the Form 8-K filed on October 29, 2003, relating to the change of independent public accountants, to change the ending date of the interim period referred to in the last paragraph of Item 4.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITY, INC.
(Registrant)

By:	/s/ STEVEN R. SPRINGSTEEL
Steven R. Springsteel Senior Vice President of Finance and Administration and Chief Financial Officer

Dated: January 9, 2004

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement among Inktomi Corporation, Quiver, Inc., Ultraseek Corporation, Quiver Ltd. and the Company, dated November 13, 2002. (1)

2.2	Amendment No. 1 to Asset Purchase Agreement among Inktomi Corporation, Inktomi Quiver Corporation, Ultraseek Corporation, Quiver Ltd. and the Company, dated December 17, 2002, amending Asset Purchase Agreement dated November 13, 2002. (1)

3.1	Restated Certificate of Incorporation of the Company. (2)

3.2	By-Laws. (2)

4.1	Amended and Restated Rights Agreement dated August 1, 1995, as amended. (3)

4.2	Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996. (4)

4.3	First Amendment to Rights Agreement dated as of July 23, 1999 among Verity, Inc. and BankBoston, N.A. (5)

10.41	Seventh Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated January 9, 2004.

31.1	Certification of Anthony J. Bettencourt.

31.2	Certification of Steven R. Springsteel.

32	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2002 (Commission No. 000-26880).
(2)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 2000 with the Securities and Exchange Commission on January 10, 2001. (Commission No. 000-26880).
(3)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.
(4)	Incorporated by reference from Exhibit No. 1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996 (Commission No. 000-26880).
(5)	Incorporated by reference to Exhibit 99.2 from the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 1999 (Commission No. 000-26880).