Form 10-Q
period 2004-02-29
VERITY INC \DE\
filed 2004-04-12
CIK 949956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 36,838,593 as of March 31, 2004.

VERITY, INC.

FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets — As of February 29, 2004 and May 31, 2003	3

	Condensed Consolidated Statements of Operations — For the Three Month Periods Ended February 29, 2004 and February 28, 2003, and the Nine Month Periods Ended February 29, 2004 and February 28, 2003	4

	Condensed Consolidated Statements of Cash Flows — For the Nine Month Periods Ended February 29, 2004 and February 28, 2003	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	38

Item 3.	Defaults upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits and Reports on Form 8-K	38

Signature		39

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

VERITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	February 29, 2004	May 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$184,576	$85,672
Short-term investments	27,890	52,993
Trade accounts receivable, net of allowance for doubtful accounts of $1,393 and $1,540	22,926	22,597
Deferred tax assets	3,847	3,916
Prepaid and other assets	5,871	4,719

Total current assets	245,110	169,897
Property and equipment, net	3,982	5,168
Long-term investments	56,515	112,079
Deferred tax assets	17,494	18,176
Intangible assets, net	9,675	11,610
Goodwill	15,145	15,145
Other assets	450	460

Total assets	$348,371	$332,535

LIABILITIES
Current liabilities:
Accounts payable	$5,664	$5,541
Accrued compensation	9,406	8,518
Income tax payable	4,981	3,493
Deferred purchase payment	3,054	—
Other accrued liabilities	834	1,457
Deferred revenue	18,898	18,874

Total current liabilities	42,837	37,883

Deferred purchase payment	—	3,021

Total liabilities	42,837	40,904

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value:
Authorized: 200,000 shares; issued and outstanding: 38,205 shares as of February 29, 2004; and 37,560 shares as of May 31, 2003	38	38
Additional paid-in capital	268,483	264,645
Other comprehensive income	3,025	3,174
Retained earnings	33,988	23,774

Total stockholders’ equity	305,534	291,631

Total liabilities and stockholders’ equity	$348,371	$332,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28 2003
Revenues:
Software products	$17,795	$15,722	$48,199	$40,977
Service and other	12,746	12,122	37,843	31,768

Total revenues	30,541	27,844	86,042	72,745

Costs of revenues:
Software products	368	256	1,135	938
Service and other	3,260	3,268	9,936	9,088
Amortization of purchased intangible assets	645	645	1,935	645

Total costs of revenues	4,273	4,169	13,006	10,671

Gross profit	26,268	23,675	73,036	62,074

Operating expenses:
Research and development	4,346	5,147	14,581	14,935
Marketing and sales	12,109	10,544	35,928	30,794
General and administrative	2,451	2,474	8,051	7,610
In-process research and development	—	1,200	—	1,200
Restructuring charge	—	—	972	993

Total operating expenses	18,906	19,365	59,532	55,532

Income from operations	7,362	4,310	13,504	6,542

Interest income, net	1,174	1,826	3,955	5,890
Other expense, net	(610)	(236)	(435)	(492)

Income before provision for income taxes	7,926	5,900	17,024	11,940
Provision for income taxes	3,170	2,242	6,810	4,538

Net income	$4,756	$3,658	$10,214	$7,402

Net income per share — basic	$0.13	$0.11	$0.27	$0.21

Net income per share — diluted	$0.12	$0.10	$0.26	$0.20

Number of shares — basic	37,942	34,739	37,675	34,995

Number of shares — diluted	40,568	37,833	39,902	36,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine Months Ended
	February 29, 2004	February 28, 2003
Cash flows from operating activities:
Net income	$10,214	$7,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,504	3,229
Allowance for doubtful accounts	(86)	563
Deferred income taxes	751	3,141
Write-off of in-process research and development	—	1,200
Amortization of premium on securities, net	704	1,165
Changes in operating assets and liabilities:
Trade accounts receivable	301	2,310
Prepaid and other assets	(1,049)	1,354
Accounts payable	7	(665)
Accrued compensation and other accrued liabilities	1,508	(1,027)
Deferred revenue	(331)	(2,071)

Net cash provided by operating activities	16,523	16,601

Cash flows from investing activities:
Acquisition of property and equipment	(1,346)	(1,170)
Purchases of investments	(489,235)	(331,778)
Maturity of investments	246,017	142,547
Proceeds from sale of investments	322,420	211,330
Purchase of business	—	(23,826)

Net cash provided by (used in) investing activities	77,856	(2,897)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	20,843	12,210
Repurchases of common stock	(17,005)	(28,562)

Net cash provided by (used in) financing activities	3,838	(16,352)

Effect of exchange rate changes on cash and cash equivalents	687	815

Net decrease in cash and cash equivalents	98,904	(1,833)
Cash and cash equivalents, beginning of period	85,672	23,251

Cash and cash equivalents, end of period	$184,576	$21,418

Supplemental disclosures of cash flow information:
Cash paid for interest	$6	$14
Cash paid for income taxes	$1,278	$775

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of February 29, 2004 and for the three and nine months ended

February 29, 2004 and the three and nine months ended February 28, 2003 is unaudited)

1. Interim Financial Data

The unaudited condensed consolidated financial statements for Verity, Inc. (the “Company” or “Verity”) as of February 29, 2004 and for the three and nine months ended February 29, 2004 and February 28, 2003 have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements contained in the Company’s Annual Report on Form 10-K for the year ended May 31, 2003.

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

2. Accounting for Computation of Net Income Per Share and Stock-Based Compensation

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potential common shares outstanding during the period. Dilutive potential common shares consist of “in-the-money” stock options. “In-the-money” options are those for which the exercise price is lower than the average market price of the Company’s common stock during the period. For the three months ended February 29, 2004, and February 28, 2003, 7,358,512 and 9,304,261 anti-dilutive weighted potential shares have been excluded from the diluted net income per share calculation. For the nine months ended February 29, 2004, and February 28, 2003, 9,300,186 and 12,493,809 anti-dilutive weighted potential shares have been excluded from the diluted net income per share calculation.

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

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Information as of February 29, 2004 and for the three and nine months ended

February 29, 2004 and the three and nine months ended February 28, 2003 is unaudited)

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

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income
Net income — as reported	$4,756	$3,658	$10,214	$7,402

Deduct: Total SFAS 123 stock-based employee compensation expense, net of related tax effects	(11,259)	(14,536)	(38,593)	(47,575)

Net loss — pro forma	$(6,503)	$(10,878)	$(28,379)	$(40,173)

Earnings per share
Net income per share — basic — as reported	$0.13	$0.11	$0.27	$0.21

Net loss per share — basic — pro forma	$(0.17)	$(0.31)	$(0.75)	$(1.15)

Net income per share — diluted — as reported	$0.12	$0.10	$0.26	$0.20

Net loss per share — diluted — pro forma	$(0.17)	$(0.31)	$(0.75)	$(1.15)

Number of shares used in basic — as reported calculation	37,942	34,739	37,675	34,995

Number of shares used in diluted— as reported calculation	40,568	37,833	39,902	36,765

Number of shares used in basic and diluted — pro forma calculation	37,942	34,739	37,675	34,995

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for each respective period:

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Stock Option Plans
Expected volatility	84%	80%	89%	80%
Risk-free interest rate	2.85%	2.14%	2.11%	2.83%
Expected life	4.09 years	3.25 years	4.06 years	2.88 years
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Stock Purchase Plan
Expected volatility	70%	80%	76%	90%
Risk-free interest rate	1.14%	1.56%	1.38%	1.93%
Expected life	1.00 year	1.00 year	1.00 year	1.00 year
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Information as of February 29, 2004 and for the three and nine months ended

February 29, 2004 and the three and nine months ended February 28, 2003 is unaudited)

3. Investments

As of February 29, 2004 and May 31, 2003, available-for-sale securities consist of the following (in thousands):

	February 29, 2004			May 31, 2003
	Amortized Cost	Gross Unrealized Gains	Fair Value	Amortized Cost	Gross Unrealized Gains	Fair Value
Short-Term
Corporate	$16,735	$148	$16,883	$48,592	$788	$49,380
Government	9,000	7	9,007	1,000	13	1,013
Other	2,000	—	2,000	2,600	—	2,600

Total short-term	$27,735	$155	$27,890	$52,192	$801	$52,993

Long-Term
Corporate	$4,564	$8	$4,572	$14,031	$290	$14,321
Government	51,865	78	51,943	95,965	413	96,378
Other	—	—	—	1,375	5	1,380

Total long-term	56,429	86	56,515	111,371	708	112,079

Total investments	$84,164	$241	$84,405	$163,563	$1,509	$165,072

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

At February 29, 2004, the deferred purchase payment plus accrued interest was categorized as a short-term liability as the payment was due within twelve months of this date. At May 31, 2003, the deferred purchase payment was categorized as a long-term liability as the payment was due greater than twelve months from this date.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Information as of February 29, 2004 and for the three and nine months ended

February 29, 2004 and the three and nine months ended February 28, 2003 is unaudited)

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

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net Income	$4,756	$3,658	$10,214	$7,402
Foreign currency translations gain	384	842	612	1,729
Unrealized gain (loss) on available-for-sale securities, net of tax	168	(187)	(761)	321

Comprehensive income	$5,308	$4,313	$10,065	$9,452

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

The Company also has sales and marketing operations located in the Netherlands, the United Kingdom, France, Germany, South Africa, Mexico, Australia, Japan and a development and technical support operation in Canada. Foreign branch and subsidiary revenues consist primarily of maintenance and consulting services and are being allocated based on foreign branch and subsidiary location. Disclosed in the table below is geographic information for any individual country comprising greater than 10% of the Company’s total revenues or greater than 10% of the Company’s long-lived assets. Rest of world (“ROW”) includes Australia, Canada, Japan, Mexico and South Africa.

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
	(in thousands)
Revenues:
USA	$19,138	$17,270	$56,267	$45,557
United Kingdom	4,096	3,902	9,783	9,417
Other Europe	4,947	5,440	13,160	14,191
ROW	2,360	1,232	6,832	3,580

Consolidated	$30,541	$27,844	$86,042	$72,745

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Information as of February 29, 2004 and for the three and nine months ended

February 29, 2004 and the three and nine months ended February 28, 2003 is unaudited)

February 29, 2004
(in thousands)
Long-lived assets:
USA	$28,168
Europe	393
Canada	674
Other ROW	17

Consolidated	$29,252

Long-lived assets of geographic areas are those assets used in the Company’s operations in each area.

Total revenues outside the U.S., which are summarized in the following table, consist of export sales (shipped from the U.S. to non-U.S. locations) and sales derived from the Company’s foreign operations.

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
	(in thousands)
Revenues outside the U.S.:
Export	$6,536	$6,657	$16,162	$15,937
Foreign Operations	4,867	3,917	13,613	11,251

Total	$11,403	$10,574	$29,775	$27,188

No single customer accounted for more than 10% of the Company’s total revenues for the three and nine month periods ended February 29, 2004 and February 28, 2003. The percentage of total revenues derived from sales to the United States government and its agencies were:

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Percentage of total revenues	8.7%	10.2%	10.0%	10.2%

7. Stock Repurchase Program

On June 24, 2003, the Company announced the continuation of its stock repurchase program. The continuation calls for the additional repurchase of outstanding shares of the Company’s common stock up to an aggregate value of $50.0 million. For the three months ended February 29, 2004 and 2003, respectively, Verity did not repurchase shares as they were engaged in merger and acquisition discussions. Verity repurchased and retired 1,190,987 and 2,449,805 shares, valued at approximately $17.0 million and $28.6 million in the nine month periods ended February 29, 2004 and 2003, respectively. The program will terminate at the end of the fiscal year ending May 31, 2004 unless amended by the Board of Directors.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Information as of February 29, 2004 and for the three and nine months ended

February 29, 2004 and the three and nine months ended February 28, 2003 is unaudited)

8. Restructuring Costs

During each of the nine month periods ended February 29, 2004 and February 28, 2003, the Company executed restructuring efforts designed to reduce costs and to better align its expense levels with current revenue levels and ensure conservative spending during the current period of economic uncertainty, as described below. The following table sets forth these restructuring charges:

Restructuring charges: (nine month periods ended)	February 29, 2004	February 28, 2003
	(in millions)
Severance costs	$0.90	$0.72
Legal and other outside services costs	0.07	0.10
Other charges	0.00	0.17

Total restructuring charges	$0.97	$0.99

With respect to the restructuring executed during the quarter ended November 30, 2003, the Company implemented this worldwide restructuring plan to focus on reducing expenses and improving efficiency due to continued macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, the Company recorded in the quarter ended November 30, 2003, a $0.97 million restructuring charge, of which approximately $0.9 million was related to severance costs associated with the reduction in the worldwide workforce by approximately 40 employees and approximately $0.07 million to legal and other outside services costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada and Europe and was across all functional areas of the Company. The following tables sets forth the cash payments made and yet to be made with respect to this restructuring charge:

	Workforce Reduction	Legal and Other Outside Services	Total
	(in millions)
Restructuring accrual at November 30, 2003	$0.02	$0.03	$0.05
Cash payments	(0.01)	(0.01)	(0.02)

Restructuring accrual at February 29, 2004	$0.01	$0.02	$0.03

Of the total $0.97 million restructuring charge, approximately $0.03 million remains unpaid at February 29, 2004. Of the $0.03 million, approximately $0.01 million relates to severance costs and approximately $0.02 million to legal and other outside services costs associated with the restructuring. The unpaid amount will be paid out over the next quarter.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Information as of February 29, 2004 and for the three and nine months ended

February 29, 2004 and the three and nine months ended February 28, 2003 is unaudited)

With respect to the restructuring executed during the quarter ended November 30, 2002, the Company recorded a $0.97 million restructuring charge, of which approximately $0.72 million was related to severance costs associated with the reduction in the worldwide workforce by 50 employees, approximately $0.10 million to legal and other outside services in connection with the restructuring and approximately $0.17 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada, the U.K., Germany, France, the Netherlands, Sweden and South Africa. The following table sets forth the cash payments made and yet to be made with respect to this restructuring charge:

	Workforce Reduction	Legal and Other Outside Services	Other	Total
	(in millions)
Restructuring accrual at November 30, 2003	$0.04	$0.00	$0.14	$0.18
Cash payments	(0.03)	(0.00)	(0.01)	(0.04)

Restructuring accrual at February 29, 2004	$0.01	$0.00	$0.13	$0.14

At February 29, 2004, $0.14 million of the restructuring executed during the quarter ended November 30, 2002 remains unpaid and is mostly related to a facilities lease and will be paid out ratably over the remaining life of the lease, which terminates in October 2005.

9. Business Combination

During the quarter ended February 28, 2003, the Company completed the purchase of certain assets and obligations of Inktomi Corporation’s enterprise search software business (“Enterprise”), which the Company accounted for as a purchase of a business.

The total purchase price of the acquisition of Enterprise is as follows (in thousands):

Cash	$22,000
Deferred payment	3,000
Acquisition costs	1,826

Total purchase price	$26,826

Under the purchase method of accounting, the total estimated purchase price is allocated to Enterprise’s net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion of the acquisition. The final purchase price is dependent on the actual cash paid and actual direct acquisition costs. Based upon the total purchase price and the independent valuation, the purchase price allocation is as follows (in thousands):

Identifiable intangible assets acquired (Useful life (years))
Existing technology	$8,300
Patents/core technology	2,800
Maintenance agreements	1,800

Total amortizable intangible assets	12,900
In-process technology	1,200
Fair value of net liabilities assumed	(2,419)
Goodwill	15,145

Total purchase price (including transaction costs)	$26,826

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Information as of February 29, 2004 and for the three and nine months ended

February 29, 2004 and the three and nine months ended February 28, 2003 is unaudited)

The estimated future amortization expense of purchased intangible assets as of February 28, 2004 is as follows (in thousands):

Fiscal Year	Amount
2004 (remaining 3 months)	$645
2005	2,580
2006	2,580
2007	2,580
2008	1,290

Total	$9,675

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

The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the acquisition date, Enterprise had released Ultraseek 5.0, XML Toolkit 1.0, and the latest version of Quiver to the market. Current development efforts, considered in-process R&D, were focused on Ultraseek 5.1 and XML Toolkit 2.0. There were no development efforts (that meet the criteria of in-process R&D) related to the Quiver product line as of the acquisition date. The estimated stage of completion of both Ultraseek 5.1 and XML Toolkit 2.0 was 55% complete. Total in-process R&D expense for the three and nine months ended February 28, 2003 was $1.2 million.

Of the total purchase price, the Company retained $3.0 million in order to secure Inktomi’s indemnification obligations under the Purchase Agreement. On June 17, 2004, the Company is obligated to pay Inktomi an amount equal to the sum of (i) $3.0 million plus (ii) simple interest thereon calculated from the December 17, 2002 through the date of payment at an annual rate of 1.5%. The Company shall have the right to withhold or deduct from the deferred payment amount any sum that may be owed to it by Inktomi pursuant to Inktomi’s indemnification obligations under the Purchase Agreement. The Company believes the likelihood of such indemnification is remote.

10. Subsequent Events

NativeMinds Inc.

On March 3, 2004, the Company completed its acquisition of the intellectual property, certain customer agreements and other strategic assets from NativeMinds Inc., a privately-held software company. Under the terms of the deal, the Company acquired NativeMinds’ technology portfolio, an integrated set of tools that

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Information as of February 29, 2004 and for the three and nine months ended

February 29, 2004 and the three and nine months ended February 28, 2003 is unaudited)

provides an interactive contact point for customer inquiries. The Company paid the purchase price of $3.8 million in cash. In addition, the Company hired nine employees from NativeMinds’ development, professional services and sales organizations.

Cardiff Software

On March 15, 2004, the Company completed its acquisition of Cardiff Software Inc., a privately-held software company, which management believes qualifies as a business. Cardiff technology enables the automated capture of dynamic business information. The aggregate purchase price was approximately $66 million, inclusive of cash, stock options assumed and deferred purchase payments and exclusive of estimated acquisition costs. Cardiff products include TELEform, LiquidCapture and LiquidOffice, a comprehensive suite that automates document capture, e-Forms and workflow-driven business processes.

11. Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21 (“Issue 00-21”), “Revenue Arrangements with Multiple Deliverables.” Issue 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of Issue 00-21 began to apply to revenue arrangements entered into in our second quarter ended November 30, 2003. The adoption of Issue 00-21 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2003, the FASB issued (FIN) Interpretation No. 46R (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51,” which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation FIN No. 46, which was issued in January 2003. As of the effective date of FIN No. 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN No. 46R apply to those entities. There is no grandfathering of existing entities. The adoption of FIN No. 46 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flow.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” SAB No. 104 revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB No. 104 did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flow.

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

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Information as of February 29, 2004 and for the three and nine months ended

February 29, 2004 and the three and nine months ended February 28, 2003 is unaudited)

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

Recent Acquisitions

Enterprise search assets of Inktomi Corporation. In December 2002, we completed the acquisition of the enterprise search assets of Inktomi Corporation (“Enterprise”), further expanding our product portfolio to include solutions for smaller organizations and departments within larger enterprises. In addition to addressing these markets, the acquired enterprise search software, re-branded Verity Ultraseek, is in use at a number of larger enterprises for search-only applications as well. We are continuing development and support of the Ultraseek product line, and believe that the larger enterprises in the installed base represent an upgrade opportunity to our broader intellectual capital management solutions as their needs grow. We purchased the Enterprise business for approximately $26.8 million in cash, of which $3.0 million, plus $67,500 in interest, is payable in June 2004. We expensed $1.2 million to in-process research and development (“in-process R&D”) upon acquisition, and have been amortizing the expense of purchased intangible assets at a rate of approximately $2.6 million per year, which we expect to continue through fiscal 2007, with the remaining $1.3 million to be amortized in fiscal 2008.

Strategic assets from NativeMinds Inc. On March 3, 2004, we completed the acquisition of the intellectual property, certain customer agreements and other strategic assets from NativeMinds Inc., a privately held software company and leading provider of integrated self-service solutions. The acquired technology portfolio, re-branded Verity Response, is an integrated set of tools that provides a single interface for internal and external customer inquiries through a natural language dialog. It includes technology that manages the interaction between a customer and a vRep, or virtual representative; the vRep Management System to track, measure and improve a vRep solution; and a set of reporting and analysis tools to help assess performance, identify content opportunities and gather valuable customer insight. Verity and NativeMinds technologies and products, in combination, will deliver highly capable, cost-efficient online customer assistance solutions.

The total estimated purchase price (including cash, deferred payments and estimated acquisition costs) will be allocated to NativeMind’s net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion of the acquisition. The final purchase price is dependent on the actual cash paid of $3.8 million and actual direct acquisition costs, but we expect that it will be in the range of $3.8-$4.3 million in total.

The allocation to tangible net assets will be based on the net assets fair market value. The allocation to identifiable intangible assets will be amortized over the useful life of the individual assets. The methodology for allocating the purchase price to in-process R&D is determined through established valuation techniques in the high-technology software industry and expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist.

Cardiff Software Inc. On March 15, 2004, we completed the acquisition of Cardiff Software Inc., a privately-held software company. Cardiff technology enables the automated capture of dynamic business information. Although the Cardiff corporate brand will be discontinued, we will retain the product names TeleForm®, LiquidOffice™, LiquidCapture™, and TeleForm® MediClaim. Support and maintenance services for existing Cardiff customers will remain in place.

Under the purchase method of accounting, the total estimated purchase price (including cash, deferred payments, stock options assumed and estimated acquisition costs) is allocated to Cardiff’s net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion of the acquisition. The final purchase price is dependent on the actual cash paid and actual direct acquisition costs, but we expect that it will be in the range of $66-69 million.

The allocation to tangible net assets will be based on the net assets fair market value. The allocation to identifiable intangible assets will be amortized over the useful life of the individual assets. The methodology for allocating the purchase price to in-process R&D is determined through established valuation techniques in the high-technology software industry and expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist.

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

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items in our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
	(unaudited)		(unaudited)
Revenues:
Software products	58.3%	56.5%	56.0%	56.3%
Service and other	41.7	43.5	44.0	43.7

Total revenues	100.0	100.0	100.0	100.0

Costs of revenues:
Software products	1.2	0.9	1.3	1.3
Service and other	10.7	11.7	11.6	12.5
Amortization of purchased intangible assets	2.1	2.4	2.2	0.9

Total costs of revenues	14.0	15.0	15.1	14.7

Gross profit	86.0	85.0	84.9	85.3

Operating expenses:
Research and development	14.2	18.5	16.9	20.5
Marketing and sales	39.7	37.9	41.8	42.3
General and administrative	8.0	8.8	9.4	10.5
In-process research and development	—	4.3	—	1.6
Restructuring charge	—	—	1.1	1.4

Total operating expenses	61.9	69.5	69.2	76.3

Income from operations	24.1	15.5	15.7	9.0
Interest income, net	3.9	6.5	4.6	8.1
Other expense, net	(2.0)	(0.8)	(0.5)	(0.7)

Income before provision for income taxes	26.0	21.2	19.8	16.4
Provision for income taxes	10.4	8.1	7.9	6.2

Net income	15.6%	13.1%	11.9%	10.2%

Three and Nine Month Periods Ended February 29, 2004 and February 28, 2003

Prior period financials have been reclassified to conform to presentations adopted in fiscal year 2004.

Revenues

Total revenues

	February 29, 2004	February 28, 2003	Dollar Change	% Change
	(dollar amounts in millions)
Three months ended	$30.5	$27.8	$2.7	9.7%
Nine months ended	$86.0	$72.7	$13.3	18.3%

The three and nine month periods ended February 29, 2004 results include the addition of our Ultraseek product, which came from the purchase of assets and assumption of obligations of Inktomi Corporation’s enterprise search software business in December 2002. The three and nine month periods ended February 28, 2003 include only partial results from Enterprise as the transaction closed in our third fiscal quarter ended

February 28, 2003. Additionally, the nine month period ended February 29, 2004 includes a payment in the first quarter from BroadVision of past royalties in connection with the settlement of outstanding litigation, which was less than 5% of revenues in the nine-month period.

No single customer accounted for more than 10% of our total revenues for the three and nine month periods ended February 29, 2004 and February 28, 2003.

Software product revenues

	February 29, 2004	February 28, 2003	Dollar Change	% Change
	(dollar amounts in millions)
Three months ended	$17.8	$15.7	$2.1	13.2%
Percentage of total revenues	58.3%	56.5%
Nine months ended	$48.2	$41.0	$7.2	17.6%
Percentage of total revenues	56.0%	56.3%

Our software product revenues consist primarily of fees for software licenses.

We saw an increase in demand for our software products in the three and nine month periods ended February 29, 2004, compared with the same periods a year ago. The increase in software product revenues during these periods is due primarily to the following:

•	the increase in the number of sales transactions, as well as the average selling price;

•	increased sales to our OEM customers; and

•	the addition of sales of our Ultraseek product, which we did not have prior to our acquisition of Enterprise in December 2002.

In addition, software product revenues from our non-Ultraseek products for the nine month period ended February 29, 2004 included the recognition of revenue in the first quarter of past royalties in connection with our confidential settlement with BroadVision relative to our outstanding litigation. This revenue accounted for less than 5% of total revenues in the nine-month period. Software product revenue for the nine-month period ended February 29, 2004 increased in percentage terms over the prior year period more than for the three month period as a result of this settlement as well as the fact that sales of our Ultraseek product occurred during a much smaller portion of the nine-month period ended February 29, 2003 than the three-month period as the acquisition closed during the three-month period ended February 29, 2003.

Service and other revenues

	February 29, 2004	February 28, 2003	Dollar Change	% Change
	(dollar amounts in millions)
Three months ended	$12.7	$12.1	$0.6	5.1%
Percentage of total revenues	41.7%	43.5%
Nine months ended	$37.8	$31.8	$6.0	19.1%
Percentage of total revenues	44.0%	43.7%

Our service and other revenues consist primarily of fees for software maintenance, consulting and training.

The increase in service and other revenues for the three month period ended February 29, 2004, compared with the same period a year ago, was due to $0.2 million in increased sales of consulting and training services and to $0.5 million in increased maintenance revenues which results primarily from maintenance contracts acquired as part of the Enterprise purchase and increased maintenance contracts associated with our increase in software product revenues.

The increase in service and other revenues for the nine month period ended February 29, 2004, compared with the same period a year ago, was due to $0.8 million in increased sales of consulting and training services and to $5.2 million in increased maintenance revenues. Service and other revenues for the nine-month period ended February 29, 2004 increased in percentage terms over the prior year period more than for the three month period for the same reason cited above for software product revenues.

Costs of Revenues

Costs of software products

	February 29, 2004	February 28, 2003	Dollar Change	% Change
	(dollar amounts in millions)
Three months ended	$0.4	$0.3	$0.1	43.8%
Percentage of software product revenues	2.1%	1.6%
Nine months ended	$1.1	$0.9	$0.2	21.1%
Percentage of software product revenues	2.4%	2.3%

Costs of software products consist primarily of product media, duplication, manuals, packaging materials, shipping expenses, employee compensation expenses, royalties paid to third-party vendors, and in certain instances, licensing of third-party software incorporated in our products. We believe that costs of software products will increase in absolute dollars in the quarter ending May 31, 2004, primarily as a result of increased royalties paid to third-party software vendors and to increased costs associated with the additional revenues provided by our acquisition of Cardiff Software. Additionally, we expect an increase in the costs of software products as a percentage of software product revenues resulting from the increased royalties cost of third-party software vendors relating to Cardiff’s product line, which represents a greater percentage of software product revenues than Verity’s existing products.

The increase in costs of software products in absolute dollars for the three and nine month periods ended February 29, 2004, compared with the same period a year ago, was primarily attributable to an increase in costs of third party software components and from increased costs for manuals and product media associated with the product release of Verity K2 Enterprise 5.0. During the three and nine month periods ended February 29, 2004 and February 28, 2003, we did not capitalize any software development costs.

Costs of service and other

	February 29, 2004	February 28, 2003	Dollar Change	% Change
	(dollar amounts in millions)
Three months ended	$3.3	$3.3	$0.0	0.0%
Percentage of service and other revenues	25.6%	27.0%
Nine months ended	$9.9	$9.1	$0.8	9.3%
Percentage of service and other revenues	26.3%	28.6%

Costs of service and other consists of costs incurred in providing consulting services, customer training, telephone support and product upgrades to customers. Significant cost components include personnel-related and third-party contractor costs, facilities costs, travel expenses associated with training and consulting implementation services, depreciation expense and corporate overhead allocations. We believe that costs of service and other will increase in absolute dollars in the quarter ending May 31, 2004, resulting from increased revenues associated with the fiscal year-end and from additional costs of providing professional services resulting from increased revenues provided by our acquisition of Cardiff Software. Historically, our last fiscal quarter has been our highest revenue quarter.

Costs of service and other in absolute dollars remained unchanged for the three month period ended February 29, 2004, compared with the same period a year ago, due to modest decreases in the costs of maintenance and training offset entirely by an increase in consulting costs, primarily commissions paid, resulting from higher total consulting revenues. The decrease as a percentage of service and other revenues, compared with the same period a year ago, results primarily from higher utilization of maintenance personnel resulting from the increased maintenance revenues on relatively unchanged absolute costs.

The increase in absolute dollars for the nine month period ended February 29, 2004, compared with the same period a year ago, was due primarily to an increase in consulting costs, as follows: a $0.2 million increase in costs associated with the use of third-party consultants in connection with an increased demand for services; and to a $0.6 million increase in compensation and other employee related expenses resulting from a slightly higher average headcount and from year-over-year salary increases, and to higher commissions paid, resulting from higher total consulting revenues. The decrease as a percentage of service and other revenues, compared with the same period a year ago, results primarily from higher utilization of maintenance personnel resulting from the increased maintenance revenues on relatively unchanged absolute costs.

Amortization of purchased intangible assets

	February 29, 2004	February 28, 2003	Dollar Change	% Change
	(dollar amounts in millions)
Three months ended	$0.6	$0.6	—	—
Percentage of total revenues	2.1%	2.3%
Nine months ended	$1.9	$0.6	$1.3	200%
Percentage of total revenues	2.2%	0.9%

During the three and nine month periods ended February 29, 2004, we amortized $0.6 million and $1.9 million, respectively, of the purchased intangible assets in connection with acquired technology, patents and maintenance agreements from our Enterprise purchase. We will record quarterly amortization expenses of $0.6 million associated with the purchased intangible assets of Enterprise over the estimated useful life of 5 years.

Amortization of purchased intangible assets will increase substantially in the quarter ending May 31, 2004, resulting from our purchase of Cardiff Software and the assets of NativeMinds.

Operating Expenses

Research and development

	February 29, 2004	February 28, 2003	Dollar Change	% Change
	(dollar amounts in millions)
Three months ended	$4.3	$5.1	$(0.8)	(15.6)%
Percentage of total revenues	14.2%	18.5%
Nine months ended	$14.6	$14.9	$(0.3)	(2.4)%
Percentage of total revenues	16.9%	20.5%

Research and development expenses consist primarily of employee compensation and benefits, payments to outside contractors, depreciation on equipment used for development and corporate overhead allocations. We believe that research and development is essential to maintaining our competitive position and we will continue to make significant investments in research and development with the goal of continuing to align research and development expenses with anticipated revenues. We believe that research and development expenses will increase substantially in absolute dollars in the quarter ending May 31, 2004, due to increased compensation related costs relating to additional research and development personnel we have from acquisition of Cardiff Software.

The decreases in research and development expenses in absolute dollars for the three and nine month periods ended February 29, 2004, compared with the same periods in the prior year, were primarily due to decreased compensation costs resulting from a 17% and 11% reduction, respectively, in average total headcount, related primarily to our reduction in force during the quarter ended November 30, 2003, and to not accruing additional amounts for the annual bonus for research and development personnel in the three month period ended February 29, 2004 as a result of us projecting to not meet all of our internal objectives necessary to pay a full bonus, compared with a full bonus accrual in the prior year, offset in part by the increase in personnel resulting from our acquisition of Enterprise.

Marketing and sales

	February 29, 2004	February 28, 2003	Dollar Change	% Change
	(dollar amounts in millions)
Three months ended	$12.1	$10.5	$1.6	14.8%
Percentage of total revenues	39.7%	37.9%
Nine months ended	$35.9	$30.8	$5.1	16.7%
Percentage of total revenues	41.8%	42.3%

Marketing and sales expenses consist primarily of employee compensation, including sales commissions and benefits, tradeshows, outbound marketing and other lead generation activities, public relations, travel expenses associated with our sales staff and corporate overhead allocations. We anticipate that we will continue to make significant investments in marketing and sales with the goal of continuing to align marketing and sales expenses with anticipated revenues. Consequently, we expect marketing and sales expenses will increase in absolute dollars in the quarter ending May 31, 2004, resulting from the expected increase in total revenues due to that quarter being our seasonally strongest quarter and to the addition of the Cardiff product line.

The increase in marketing and sales expenses in absolute dollars for the three month period ended February 29, 2004 compared with the same period a year ago, was due to a $1.5 million increase in sales commissions resulting from the combination of higher revenue and an increased commission payout rate, partially offset by not accruing additional amounts for the annual bonus for marketing and sales personnel in the three month period ended February 29, 2004 as a result of us projecting to not meet all of our internal objectives necessary to pay a full bonus, compared with a full bonus accrual in the prior year. We expect our sales commission payout as a percentage of total revenue to remain approximately consistent with our current fiscal year rate.

The increase in marketing and sales expenses in absolute dollars for the nine month period ended February 29, 2004, compared with the same period a year ago, was due to a $2.8 million increase in sales commissions resulting from the combination of higher revenue and an increased commission payout rate, a $1.0 million increase in compensation and other employee related expenses resulting from marginally higher average headcount and annual salary increases, a $0.7 million increase in overall marketing program spending, primarily attributable to the addition of the Enterprise product, and a $0.2 million increase in depreciation expenses.

General and administrative

	February 29, 2004	February 28, 2003	Dollar Change	% Change
	(dollar amounts in millions)
Three months ended	$2.5	$2.5	—	0.9%
Percentage of total revenues	8.0%	8.9%
Nine months ended	$8.1	$7.6	$0.5	5.8%
Percentage of total revenues	9.4%	10.5%

General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and general management, provisions for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations. We believe that general and administrative expenses will increase in absolute dollars in the quarter ending May 31, 2004, as a result of increased costs relating to our acquisition of Cardiff Software, a portion of which are transitional in nature and non-recurring. In addition, we expect to incur incremental expenses in preparation for compliance with the requirements of the Sarbanes-Oxley Act of 2002 that first become applicable to us at our 2004 annual meeting of stockholders.

General and administrative expenses remained unchanged for the three month period ended February 29, 2004, compared with the same period a year ago, resulting from a $0.1 million decrease in employee related expenses associated with marginally lower headcount and to not accruing additional amounts for the annual bonus for general and administrative personnel in the three month period ended February 29, 2004 as a result of us projecting to not meet all of our internal objectives necessary to pay a full bonus, compared with a full bonus accrual in the prior year, offset by a $0.1 million increase in expenses for outside professional services.

The increase in general and administrative expenses in absolute dollars for the nine month period ended February 29, 2004, compared with the same period a year ago, was primarily related to a $0.5 million increase in employee related expenses, a $0.2 million increase in expenses for outside professional services, and a $0.1 million increase in corporate overhead allocations, offset by a $0.4 million decrease in bad debt expense.

In-process research and development

	February 29, 2004	February 28, 2003	Dollar Change	Change
	(dollars in millions)
Three months ended	$0.0	$1.2	$(1.2)	nm
Percentage of total revenues	0.0%	4.3%
Nine months ended	$0.0	$1.2	$(1.2)	nm
Percentage of total revenues	0.0%	1.6%

Total in-process R&D expense of $1.2 million for the three and nine-month periods ended February 28, 2003 was attributable to the Enterprise purchase. The methodology for allocating the purchase price to in-process R&D is determined through established valuation techniques as outlined in the In-Process R&D Practice Aid published by the American Institute of Certified Public Accountants, Inc. (“AICPA”), as more fully discussed in Note 9 to the Financial Statements included in Item 1 of this report. We expect to incur additional in process R&D expense in the quarter ending May 31, 2004 as a result of our acquisitions of Cardiff Software and the assets from NativeMinds Inc. during the quarter.

Restructuring charge

	February 29, 2004	February 28, 2003	Dollar Change	% Change
	(dollar amounts in millions)
Three months ended	$0.0	$0.0	—	—
Percentage of total revenues	0.0%	0.0%
Nine months ended	$1.0	$1.0	—	(2.1)%
Percentage of total revenues	1.1%	1.4%

During each of the nine month periods ended February 29, 2004 and February 28, 2003, we executed restructuring efforts designed to reduce costs and to better align our expense levels with current revenue levels and ensure conservative spending during the current period of economic uncertainty. Of these restructuring charges, approximately $0.2 million remains unpaid at February 29, 2004, and will be paid out through October 2005.

Interest income, net

	February 29, 2004	February 28, 2003	Dollar Change	% Change
	(dollar amounts in millions)
Three months ended	$1.2	$1.8	$(0.7)	(34.8)%
Percentage of total revenues	3.9%	6.6%
Nine months ended	$4.0	$5.9	$(1.9)	(32.3)%
Percentage of total revenues	4.6%	8.1%

Interest income, net consists primarily of interest income from our investments in marketable securities.

The decreases in interest income, net in absolute dollars for the three and nine month periods ended February 29, 2004, compared with the same period a year ago, were primarily due to decreasing overall yields on our portfolio of marketable securities caused by the decreasing interest rate environment, partially mitigated by a slightly higher balance of marketable securities.

Other expense, net

	February 29, 2004	February 28, 2003	Dollar Change	Change
	(dollar amounts in millions)
Three months ended	$(0.6)	$(0.2)	$(0.4)	nm
Percentage of total revenues	(2.0)%	(0.8)%
Nine months ended	$(0.4)	$(0.5)	$0.1	nm
Percentage of total revenues	(0.5)%	(0.7)%

Other expense, net consists of gains (losses) on our foreign currency forward contracts and from the re-measurement of intercompany balances, which are marked to market and consolidated in U.S. dollars based on prevailing foreign currency exchange rates. These changes are the result of our exposure to movements in foreign currency rate changes. The expense for the current period resulted from the devaluation of the U.S. dollar against other currencies, primarily the Canadian Dollar, the Euro, and the British Pound.

Income tax provision

	February 29, 2004	February 28, 2003	Dollar Change	% Change
	(dollar amounts in millions)
Three months ended	$3.2	$2.2	$1.0	41.4%
Percentage of total revenues	10.4%	8.1%
Nine months ended	$6.8	$4.5	$2.3	50.1%
Percentage of total revenues	7.9%	6.2%

Income tax provision includes U.S. and foreign income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

We expect tax savings for fiscal 2004 due to research and development tax credits to decline relative to our historical experience and expect to realize an effective tax rate of 40.0% for the fiscal year. In our first fiscal quarter ended August 31, 2003, we applied an effective tax rate of 38.0%. In order to realize a 40.0% year-to-date effective tax rate, we applied a 40.95% effective tax rate to the results of our second quarter ended November 30, 2003. We applied a 40.0% effective tax rate to the results of our third quarter ended February 29, 2004. We will continue to reassess the impact of our research and development expenses on our effective tax rate in future periods. In the comparative periods of fiscal 2003 we applied a 38% effective tax rate.

Liquidity and Capital Resources

As of February 29, 2004, we had $269.0 million in cash and cash equivalents and available-for-sale securities compared to $250.7 million at May 31, 2003. At February 29, 2004, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $212.5 million. As of February 29, 2004, we had no outstanding debt obligations.

Nine month periods ended	February 29, 2004	February 28, 2003
	(in millions)
Net cash provided by operating activities	$16.5	$16.6
Net cash provided by (used in) investing activities	$77.9	$(2.9)
Net cash provided by (used in) financing activities	$3.8	$(16.4)

Net cash provided by operating activities was approximately $16.5 million for the nine months ended February 29, 2004 compared to $16.6 million for the 9 months period ending February 28, 2003. Cash collections were approximately $90.3 million and $81.4 million for the nine months ending February 29, 2004 and February 28, 2003, respectively. The increase in cash collections reflects a lower days sale outstanding and continued growth in revenue due to the increase in OEM business and additional revenues in the current year from Ultraseek, which was acquired in December 2002. Net cash expenditures for the nine months were $73.8 million, and $64.8 million in 2004 and 2003, respectively. The net cash expenditures consisted primarily of the following for the nine month periods ending February 29, 2004 and February 28, 2003, respectively: (i) payroll related expenditures of $44.1 million and $41.5 million, (ii) consulting service fees of $4.2 million and $3.7 million, (iii) employee travel expense expenses of $3.7 million and $3.5 million, (iv) facility related expenses of $4.1 million and $3.9 million, and (v) other cash expenditures of $17.7 million, and $12.2 million. The increase in expenditures is primarily due to variable costs, such as commissions, travel, and cost of revenues, which are directly related to our revenue growth.

Cash provided by investing activities for the nine month period ended February 29, 2004 was $77.9 million as a result of sales and maturities, net of purchases, of marketable securities of $79.2 million, less capital expenditures of $1.3 million. For the nine month period ended February 28, 2003, cash used in investing activities was $2.9 million as a result of sales and maturities, net of purchases, of marketable securities of $22.1 million, less capital expenditures of $1.2 million and $23.8 million in costs related to the purchase of the Inktomi Enterprise business.

Cash provided by financing activities for the nine month period ended February 29, 2004 was $3.8 million, due to $20.8 million in proceeds from the sale of common stock as a result of stock option exercises, offset by $17.0 million in repurchases of our common stock through our stock repurchase program. For the nine month period ended February 28, 2003, cash used by financing activities was $16.4 million, due to $12.2 million in proceeds from the sale of common stock as a result of stock option exercise, offset of $28.6 million in repurchases of our common stock through our stock repurchase program.

Our principal commitments as of February 29, 2004 consist of obligations under operating leases, totaling $8.5 million over the life of these leases.

Under our operating leases, we have minimum rental payments as follows:

Fiscal Year Ending May 31,	Rental Payments
2004	$834
2005	2,794
2006	1,482
2007	1,434
2008	1,450
2009	546

$8,540

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

On June 24, 2003, we announced the continuation of our stock repurchase program. The continuation calls for the additional repurchase of outstanding shares of our common stock up to an aggregate value of $50.0 million. The program will terminate at the end of the fiscal year ending May 31, 2004 unless amended by the Board of Directors. Through February 29, 2004, we repurchased and retired 1,190,987 shares of our common stock through open market transactions, at an aggregate cost of approximately $17.0 million.

We believe that our current cash and cash equivalents, interest income and cash generated from operations, if any, will provide adequate liquidity to meet our working capital and operating resource expenditure requirements through at least fiscal 2005. If the global economy weakens, our cash, cash equivalents and investments balances may decline. As a result, or if our spending plans materially change, we may find it necessary to seek to obtain additional sources of financing to support our capital needs, but we cannot assure you that a financing will be available on commercially reasonable terms, or at all.

On March 3, 2004, we completed our acquisition of the intellectual property, certain customer agreements and other strategic assets from NativeMinds Inc., a privately-held software company, in a cash deal valued at $3.8 million. The consideration was paid out of our working capital.

On March 15, 2004, we completed our acquisition of Cardiff Software Inc., a privately-held software company. The aggregate purchase price included a cash payment, net of cash received in the transaction of approximately $50 million. The cash portion of the consideration was paid out of our working capital.

RISKS RELATING TO OUR OPERATIONS

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

Demand for our products may be adversely affected if economic and market conditions deteriorate

Adverse economic conditions worldwide can contribute to slowdowns in the software information technology spending environment and would impact our business, resulting in reduced demand for our products as a result of a decrease in capital spending by our customers, increased price competition for our products and higher overhead costs as a percentage of revenues. Decreased demand for our products would result in decreased revenues, which could harm our operating results and cause the price of our common stock to fall.

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

Service and other revenues derived from foreign operations accounted for 15.8% and 15.0% of total revenues for the nine month period ended February 29, 2004, and fiscal year 2003, respectively. Our export sales consist primarily of products licensed for delivery outside of the United States. For the nine month period ended February 29, 2004 and fiscal year 2003, export sales accounted for 18.6% and 22.4% of total revenues, respectively. We expect that revenues derived from foreign operations and export sales will continue to account for a significant percentage of our revenues for the foreseeable future. These revenues may fluctuate significantly as a percentage of revenues from period to period. In addition, a portion of these revenues was derived from sales to foreign government agencies, which may be subject to risks similar to those described immediately below.

A portion of our revenues is derived from sales to the U.S. federal government, which are subject to budget cuts and, consequently, the potential loss of revenues upon which we have historically relied

Revenues derived from sales to the U.S. federal and state governments and their agencies were 10.0% and 9.8% of total revenues for the nine month period ended February 29, 2004 and fiscal year 2003, respectively. Future reductions in government spending on information technologies could harm our operating results. In recent years, budgets of many governments and/or their agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

Our recent acquisitions of the Inktomi enterprise search software assets, Cardiff Software and NativeMinds, as well as future other potential acquisitions, may have unexpected consequences or impose additional costs on us

Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies, such as our acquisition of Inktomi’s enterprise search software assets, the acquisition of Cardiff Software and the acquisition of the intellectual property, certain customer agreements and other strategic assets from NativeMinds. From time to time, we consider and evaluate potential business combinations both involving our acquisition of another company and transactions involving the sale of Verity through, among other things, a possible merger or consolidation of our business into that of another entity. Acquisitions involve numerous risks, including the following:

•	difficulties in integration of the operations, technologies, products and personnel of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	accounting consequences, including changes in purchased research and development expenses, resulting in variability in our quarterly earnings;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in these markets have stronger market positions;

•	the potential loss of key employees of the acquired company;

•	the assumption of known and potentially unknown liabilities of the acquired company;

•	we may find that the acquired company or assets do not further our business strategy or that we paid more than what the company or assets are worth;

•	we may have product liability associated with the sale of the acquired company’s products;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies;

•	our relationship with current and new employees and clients could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties who believe a claim against us would be valuable to pursue;

•	our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	inability to renew 3rd party software license agreements; and

•	market acceptance of new releases.

Acquisitions may also cause us to:

•	issue common stock that would dilute our current stockholders’ percentage ownership;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets; or

•	incur large and immediate write-offs.

We cannot assure you that our acquisition of Inktomi’s enterprise search software assets, the acquisition of Cardiff Software and the acquisition of the intellectual property, certain customer agreements and other strategic assets from NativeMinds, and future acquisitions will be successful and will not adversely affect our business. We must also maintain our ability to manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we make could harm our business.

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share

There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in the third quarter of fiscal year 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, earnings per share would have been reduced by $0.29 per share and we would have reported a $0.17 loss per share. We are not currently required to record any compensation expense using the fair value method in connection with option grants to employees that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan. On March 31, 2004, the Financial Accounting Standard Board (“FASB”) issued an Exposure Draft, Share-Based Payment: an amendment of FASB Statements No. 123 and 95, which would require a company to recognize the fair value of stock options and other stock-based compensation to employees for 2005 reporting periods. The proposed requirements in the Exposure Draft would be effective as of the beginning of the first fiscal year beginning after December 15, 2004 for public companies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximize yields without significantly increasing our risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds, none of which we hold for trading purposes. As of February 29, 2004, approximately 79% of our portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

The following table presents the amounts of our cash, cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of February 29, 2004:

	FY2004	FY2005	FY2006	FY2007	Total	Fair Value
	(Dollars in thousands)
Cash and cash equivalents	$184,576	—	—	—	$184,576	$184,576
Average interest rate	1.0%	—	—	—	1.0%	1.0%
Fixed-rate securities	$10,039	$19,946	$25,895	$26,523	$82,405	$825,405
Average interest rate	2.5%	1.6%	2.3%	2.4%	2.2%	2.2%
Variable-rate securities	$2,000	—	—	—	$2,000	$2,000
Average interest rates	1.2%	—	—	—	1.2%	1.2%

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

The total dollar value of our portfolio increased by $18.2 million from May 31, 2003 to February 29, 2004. However, between these dates, the composition of our portfolio changed significantly, as follows:

•	our combined cash and cash equivalents and variable rate investments increased by $98.3 million, while our fixed-rate securities decreased by $80.1 million; and

•	although the weighted average maturity of our portfolio remained within our target levels, the composition of our portfolio changed significantly in that we decreased the amounts of fixed-rate and variable rate securities by $80.7 million and increased cash and cash equivalents by $98.9 million. The change in composition to increase cash and cash equivalents, was partly due to the anticipated cash requirements for future acquisitions.

As a result of the decrease in the amount of fixed-rate securities, the amount of interest we earn on our portfolio as of February 29, 2004 will be more responsive to interest rate fluctuations as compared to May 30, 2003, but the value of the portfolio will be less responsive to interest rate fluctuations.

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

Our forward contracts generally have terms of 90 days or less. We do not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts (non equity hedges) are marked to market at the end of the period with any changes in market value included in Other expense, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction loss included in Other expense, net in the accompanying consolidated of operations was $507,000 in the nine month period ended February 29, 2004. The fair value of the foreign currency exchange contracts was not material to our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2004. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 29, 2004, to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in Internal Control over Financial Reporting. During the three month period ended February 29, 2004, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not Applicable.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

A.  Exhibits — See Exhibit Index following the signature page to this report, which is incorporated by reference here.

B.  Reports on Form 8-K

We filed two report on Form 8-K during the quarter covered by this report.

Date	Item Reported On
December 11, 2003	We furnished under Item 12 a press release we issued on December 11, 2003, announcing financial results for fiscal quarter ended November 30, 2003.

February 5, 2004	We reported under Item 5 the signing of a definitive agreement to acquire Cardiff Software, Inc., and filed the definitive agreement under Item 7.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITY, INC.
(Registrant)

By:	/s/ STEVEN R. SPRINGSTEEL
Steven R. Springsteel Senior Vice President of Finance and Administration and Chief Financial Officer

Dated: April 12, 2004

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement among Inktomi Corporation, Quiver, Inc., Ultraseek Corporation, Quiver Ltd. and the Company, dated November 13, 2002. (1)

2.2	Amendment No. 1 to Asset Purchase Agreement among Inktomi Corporation, Inktomi Quiver Corporation, Ultraseek Corporation, Quiver Ltd. and the Company, dated December 17, 2002, amending Asset Purchase Agreement dated November 13, 2002. (1)

2.3	Agreement and Plan of Merger, dated February 2, 2004, by and among the Company, Colt Acquisition Corp., Cardiff Software, Inc. and Robert Wadsworth. (2)

3.1	Restated Certificate of Incorporation of the Company. (3)

3.2	By-Laws. (3)

4.1	Amended and Restated Rights Agreement dated August 1, 1995, as amended. (4)

4.2	Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996. (5)

4.3	First Amendment to Rights Agreement dated as of July 23, 1999 among Verity, Inc. and BankBoston, N.A. (6)

10.41	Seventh Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated January 9, 2004.(7)

31.1	Certification of Anthony J. Bettencourt.

31.2	Certification of Steven R. Springsteel.

32	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2002 (Commission No. 000-26880).
(2)	Incorporated by reference from the exhibits with corresponding names from the Company’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2004 (Commission No. 000-26880).
(3)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 2000 with the Securities and Exchange Commission on January 10, 2001. (Commission No. 000-26880).
(4)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.
(5)	Incorporated by reference from Exhibit No. 1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996 (Commission No. 000-26880).
(6)	Incorporated by reference to Exhibit 99.2 from the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 1999 (Commission No. 000-26880).
(7)	Incorporated by reference from the exhibit with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 2003 with the Securities and Exchange Commission on January 9, 2004. (Commission No. 000-26880).