Form 10-K
period 2004-05-31
VERITY INC \DE\
filed 2004-08-13
CIK 949956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2004

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on November 28, 2003, as reported on Nasdaq National Market was approximately $409,852,608. Excludes approximately 9,148,872 shares of Common Stock held collectively by the executive officers and directors of the registrant and by each person who owned 5% or more of the outstanding Common Stock as of such date. Exclusion of shares held by any person should not be construed to indicate that a determination has been made that such person is an affiliate of the registrant.

The number of shares of the registrant’s Common Stock outstanding on July 31, 2004 was 37,103,274.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held September 30, 2004, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

ii

iii

[Page Intentionally Left Blank.]

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risks Relating to Our Operations” at the end of Part I, Item I of this Annual Report on Form 10-K, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by such forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We assume no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results, unless required by law.

PART I

Item 1. Business

     We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business. Verity, the Verity logo, TOPIC, KeyView, Knowledge Organizer, TeleForm and Ultraseek are registered trademarks. Verity Portal One, Verity LiquidOffice, Verity LiquidCapture, Verity Profiler and Powering Business Portals are trademarks of Verity, Inc. in the United States and numerous other countries. This Annual Report on Form 10-K also includes trademarks owned by other parties.

     You should carefully read the information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes beginning on page 47 of this Annual Report on Form 10-K. Our business involves significant risks. You should carefully consider the information under the heading “ Risks Relating to Our Operations” below.

Overview

     We are a leading provider of intellectual capital management software that enables our customers to maximize their return on their information assets. The intellectual capital management software market is in great part the convergence of many core markets in which we have participated for years, including search, corporate portals, and e-commerce, as well as markets we have recently entered, including question and answer interfaces, and content capture and process automation, among others.

     We develop, market and support two product families: intelligent content services (which we refer to as “ICS”), and content capture and process automation. Intelligent content services are search, classification, recommendation, monitoring/alerting, and question and answer infrastructure products for corporate intranets, extranets, web sites, corporate portals, business applications, online publishers and e-commerce providers and original equipment manufacturer (“OEM”) toolkits for independent software vendors independent software vendors. Our comprehensive and integrated ICS product family enables numerous enterprise-wide functionalities, all from the same underlying Verity information index. Our ICS products organize and provide simple, single-point access to information across the entire enterprise. In doing so, our products can be used to create or enhance business portals and standalone applications that leverage the value of existing investments in intranets and business applications. Content capture and process automation applications enable the information on paper and electronic forms to be captured in electronic form, and for manual processes that utilized that information to be automated over corporate networks. Our content capture and process automation products include capabilities for forms design, scanning, optical character recognition, forms recognition, validation, verification, workflow and routing.

     Our software has been licensed to over 11,500 corporations, government agencies, software developers, information publishers and e-commerce vendors. We pursue sales opportunities within corporations and government agencies through the efforts of our direct sales force and through a network of value added resellers and system integrators. We also sell OEM toolkits to independent software vendors that embed Verity technology in their products or services.

     In March 2004, we completed two acquisitions. The first was the acquisition of strategic assets of NativeMinds Inc. This added question and answer interface products to our ICS product family. The acquired software, rebranded as Verity Response, is currently in use by a number of large companies. The second acquisition was of Cardiff Software Inc. This further expanded our offerings with the content capture and process automation product family. The acquired software, rebranded Verity TeleForm, Verity MediClaim, Verity LiquidOffice and Verity LiquidCapture are in use by companies and government organizations of all sizes. We are continuing development and support of the products acquired from both NativeMinds and Cardiff Software, and believe that the larger enterprises in our installed base represent an upgrade opportunity to our broader intellectual capital management solutions as their needs grow.

     We were organized as a California corporation in March 1988 and reincorporated in Delaware in September 1995. Our principal executive offices are located at 894 Ross Drive, Sunnyvale, California 94089, and our telephone number is (408) 541-1500.

Verity Intelligent Content Services

     Our comprehensive and integrated ICS product family enables enterprise-wide document indexing, content organization, search and retrieval, organization and navigation, viewing, personalized dissemination, document recommendation, expert and community location, question and answer interfaces, and hybrid online and CD/DVD-ROM publishing. Our products organize and provide simple, single-point access to information across the entire enterprise. By doing so, our products can be used to create or enhance business portals and other applications that leverage the value of existing investments in intranet, Internet and network infrastructure. We believe the functionality and flexibility of our products enable us to offer our customers an intellectual capital management solution that strengthens their businesses by improving efficiency, employee productivity and communication.

     We originally developed our core search and retrieval technology for use by large government agencies in the defense and intelligence communities. In the past several years, we have enhanced and expanded our ICS family of products and markets. Today, our cross-platform ICS product family is scalable and is designed to solve the content retrieval and organization problems of web, enterprise and e-commerce sites. Our products:

•

use a combination of full-text, metadata and rule-based methods to index and retrieve information stored in a variety of formats and systems across corporate intranets, extranets, and the Internet, as well as information stored in other enterprise applications via gateways;

•	organize and rank the relevance of selected information, enabling users to filter and evaluate information personalized to their specific needs and interests;

•

enable user-initiated queries, and also actively and continuously monitor Internet and intranet information sources such as web sites, news feeds and file systems for new information or changes in content matching user profiles;

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

•

respond to questions with a single, correct answer where possible, and escalate questions it cannot answer with a specified confidence level to a full-text search, customer support representative or other alternative form of contact, and;

•

allow organizations to build hybrid online and offline information distribution systems by publishing information on CD-ROM and DVD-ROM, maintaining links to active web sites and enabling automatic synchronization between the Web and a user’s local computer.

Verity Content Capture and Process Automation

     Verity’s integrated content capture and process automation include paper-to-electronic and Web-based document capture, electronic forms and process automation. Our content capture products replace manual data entry and processes with automated solutions that accurately capture the hand- and typewritten content on paper forms and deliver that content to process automation systems, content management systems, databases and other business applications. Our electronic forms product allows companies to replace paper-based forms with electronic forms that can be filled out by users online. Our process automation product automates the movement of both captured content and electronic forms through an enterprise between designated people for approval, action, informational or storage purposes. We believe the functionality and flexibility of these products enable us to offer our customers an intellectual capital management solution that strengthens their businesses by improving efficiency, making in-process information accessible and streamlining both manual and electronic processes.

Verity Products

     Our intellectual capital management product families enable organizations to turn corporate intranets and extranets into a powerful knowledge base or corporate portal, making business information accessible and reusable across the enterprise. Because our products are designed to work together, our ICS customers may begin by deploying basic retrieval technology and can later incorporate more sophisticated classification and recommendation features as their business needs expand. Similarly, customers may begin by replacing manual data entry of the information contained on forms with a content capture solution, followed by sophisticated process automation. Additionally, because our solutions are suitable for companies and government organization ranging from small enterprises to global enterprises, our customer’s investments are preserved by the capability of our software to expand to support the greater demands on document repositories, corporate intranets and extranets as they grow. Product revenues represented 58%, 56%, and 60% of total revenues in fiscal years 2004, 2003, and 2002, respectively.

Intelligent Content Services Products:

Verity K2 Enterprise.Verity K2 Enterprise is software that indexes, searches, classifies, recommends and retrieves information located in various repositories across an enterprise. Applications include corporate intranets, portals, extranets, research and development, executive messaging and business intelligence systems. K2 Enterprise utilizes the Verity K2 architecture to deliver rapid integration, extreme scalability, fault-tolerant operation and global support including support for multiple languages.

Verity K2 Catalog. Verity K2 Catalog is e-commerce infrastructure that indexes, searches, classifies, recommends and retrieves information in Business-to-Customer and Business-to-Business environments. K2 Catalog utilizes the Verity K2 architecture to deliver rapid integration, adaptive personalization, extreme scalability, fault-tolerant operation and global support, including support for multiple languages.

Verity Gateways.These add-on products and integration services extend the indexing range of Verity K2 products to third-party applications and repositories, including Documentum, Lotus Notes, Microsoft Exchange, FileNet, Web and file servers, and relational databases.

Verity Collaborative Classifier. Verity Collaborative Classifier allows Verity K2 customers to distribute taxonomy and classification management to assigned subject matter experts and enable real-time collaboration through workflow. Its automated publishing options allow administrators to configure the amount of human oversight required to publish content to categories.

Verity Ultraseek. Verity Ultraseek software provides high quality basic search functionality, with a minimum investment in resources for setup, administration, and ongoing management. The Content Classification Engine add-on provides simple rules-based classification to allow navigation via browse in addition to search. Verity Ultraseek is ideal for small and mid-size enterprises, as well as larger enterprises not yet ready for a wider intellectual capital management deployment, and therefore primarily interested in quick implementation of basic search functionality.

Verity Response. Acquired in March 2004 from NativeMinds Inc. and rebranded Verity Response, this software provides virtual representatives, or vReps, that give internal and external customers a single interface to ask questions through a natural language dialog. These vReps combine the search, FAQ and “contact us” functionality on websites to provide a single correct answer to questions, convert the question into a full-text query or escalate the question to a customer service representative.

Verity Federator.Verity Federator enables search across multiple heterogeneous sources (federated search), whether the indices are Verity created and maintained (Verity K2 or Ultraseek) or other information sources inside or outside the enterprise. With a single query, users can search all, or a subset of, the defined repositories and get an integrated results set, saving significant time. Verity provides “workers” (connectors) to Verity K2 and Ultraseek, and using the Federator Developer’s Kit  customers can quickly build workers for almost any information source.

Verity Publisher.Verity Publisher is a hybrid CD-ROM/DVD-ROM-Web information publishing system. Publisher is designed to publish the contents of a website on CD-ROM and DVD-ROM while maintaining links to websites. Publisher is designed for high-volume information publishers, customer service organizations and others who need to use web-based information off-line. Publisher includes Verity’s standard search capabilities.

Intelligent Content Services OEM and Custom Application Development Tools:

Verity K2 Developer. Verity K2 Developer is a modular developer platform that allows independent software vendors to integrate Verity’s indexing, search and retrieval, classification and recommendation technology into commercial software applications. K2 Developer supports popular programming interfaces to Sun’s Java and Microsoft’s COM, allowing users to rapidly build applications or integrate K2 Developer into their existing web environment.

Verity Profiler.Verity Profiler is used to develop applications that evaluate content against business rules, or profiles. When content that matches those business rules are identified, Profiler can trigger events including classification of the content into taxonomies, alerting users that the content exists, and tagging that content within the Verity index.

Verity KeyView Export Software Developers Kit (“SDK’)Verity KeyView Export provides on-demand, server-side conversion of documents to valid XML using a predefined Verity document type definition. The resulting XML can be indexed and searched, and viewed using cascading style sheets or extensible style language. Verity KeyView Export also provides, on-demand, server-side conversion of documents to web-ready HTML, so users can see any document, spreadsheet or presentation instantly through their browsers without the use of any other application.

Verity KeyView Filter SDK. VerityKeyView Filter allows the applications of independent software vendors to index and search multiple file formats by extracting text and converting it to a data stream or ASCII text file.

Verity KeyView Viewer SDK. VerityKeyView Viewer allow independent software vendors to embed functionality within their own applications that displays multiple file formats without requiring end-users to install the native applications that created those formats.

Content Capture and Process Automation Products:

Verity TeleForm. Acquired in March 2004 from Cardiff Software and rebranded Verity TeleForm, this application provides high volume, high accuracy information capture that is capable of processing thousands of paper forms per day. Captured content, documents and attachments can be sent to multiple archive and retrieval systems. Round-trip data flow and integration with other back office systems are made possible via a series of built-in and custom Connect Agents.

Verity MediClaim.Acquired in March 2004 from Cardiff Software and rebranded Verity MediClaim, this application is an industry-specific version of Verity TeleForm intended for use by medical claims examiners. In addition to the functionality of TeleForm described above, MediClaim validates medical claim form field entries including updated 2003 ICD-9 and CPT codes.

Verity LiquidOffice.Acquired in March 2004 from Cardiff Software and rebranded Verity LiquidOffice, this application is a web-based process automation solution for creating, deploying and automatically managing the routing, tracking and approval processes for electronic forms. LiquidOffice also provides a design interface for creating electronic forms and supports industry standards including XML, HTML, Adobe PDF and Microsoft InfoPath formats,

Verity LiquidCapture.Acquired in March 2004 from Cardiff Software and rebranded Verity LiquidCapture, this application enables large organizations with distributed business environments to gather and manage the flow of critical business documents via web-based scanning and indexing.

Services

     We make extensive technical support and training services available for our customers, and provide consulting services designed to assist our customers in utilizing Verity software to develop custom search and retrieval, content organization and/or social network applications. As of May 31, 2004, we employed 42 people in our technical support organization, 67 people in our consulting group and 2 people focused on developing and coordinating training services.

Services revenues represented 42%, 44%, and 40% of total revenues in fiscal years 2004, 2003 and 2002, respectively.

Technical Support and Maintenance. We provide post-sale customer support directly through our own technical support engineers, who handle most support calls by telephone and electronic mail. We offer annual maintenance contracts, which entitle our customers to full telephone support service, software updates and bug fixes. We also provide our customers access to technical support services   over the Internet via a bulletin board system.

Consulting. We offer consulting services to our enterprise customers, OEMs, VARs and system integrators to assist them in designing and deploying Verity applications tailored to meet their particular information search and retrieval needs. Consulting services have typically been offered on a time and materials basis.

Training. We provide training services at our own training facilities located in Sunnyvale, California, and London, United Kingdom, as well as at the facilities of our customers, VARs and system integrators worldwide. We also provide training through certain authorized third parties. Courses are also delivered online. We have developed an extensive set of courses and materials for presentation by our professional instructors. We believe our training helps assure increased customer satisfaction while enhancing our ability to make additional sales to our existing customer base. Customers typically pay for training services on a per course or per day  basis.

Customers

     Our software has been licensed to over 11,500 corporations, government agencies, and software developers. We focus on several core markets, including intranet-based applications for large corporate and government organizations, information retrieval solutions for e-commerce and electronic publishers, and OEM toolkits for independent software vendors. See our Consolidated Financial Statements beginning on page 46 of this Annual Report on Form 10-K for our total revenues, net income and total assets. See Note 14 of Notes to Consolidated Financial Statements beginning on page 73 of this Annual Report on Form 10-K for a discussion of our international revenues, income from operations and long-lived assets by geographic region. See “Our business may suffer due to risks associated with international sales” under the caption “Risks Relating to Our Operations” at the end of this Item 1 for a description of risks attendant to foreign operations.  International revenues, in total, accounted for 34%, 37% and 36% of our revenues in fiscal 2004, 2003 and 2002, respectively.

     Revenues derived from sales to the federal and state governments and their agencies were 9.3%, 9.8% and 6.1% of total revenues for fiscal years 2004, 2003, and 2002, respectively. Almost all of our government contracts contain termination clauses, which permit contract termination upon our default or at the option of the customer.

     Because we generally ship software products within a short period after receipt of an order, we typically do not have a material backlog.

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

Direct Sales. Our direct sales force is trained to assist customers to acquire and utilize our products. We maintain direct sales offices or personnel in a number of metropolitan areas across the United States, including Falls Church, VA, Newton, MA, Chicago, IL, New York, NY, Vista, CA and Sunnyvale, CA. European direct sales operations are located in London, Utrecht (The Netherlands), Munich and Paris. We also have direct sales offices located in Australia, Japan and Mexico.

Channel Sales. We work with a variety of partner types, including value added resellers, OEM customers, independent software vendors and system integrators. Partner companies are chosen based upon a strong mutual value proposition and are located in North America, Western Europe, Asia, South Africa and Australia.

Our technology is also sold as an integrated OEM feature of more than 260 software applications offered by over 100 OEM and independent software vendors. Our OEM partners are drawn from such application markets as:

•	application integration (Macromedia, TIBCO);

•	collaboration (Lotus);

•	document/content/records management (EMC/Documentum, FileNet, Interwoven, Stellent, Xerox);

•	enterprise resource planning systems and customer relationship management solutions (PeopleSoft, Kana);

•	e-mail and compliance (Steelpoint, Tumbleweed); and

•	storage (EMC/Legato).

              Our marketing activities are targeted at building market awareness and identifying prospective customers for enterprise, Internet and e-commerce, online publishing, hybrid CD-ROM/DVD-ROM-Web, content capture and process automation, and OEM applications. Our marketing efforts include participation in tradeshows, conferences and industry events, Verity seminars and webinars, industry speaking engagements, and sponsorship, advertising, direct mail, direct email and Internet banner ad campaigns targeting specific markets. Certain of our OEM contracts also provide for brand name exposure concerning the independent software vendor’s embedding of Verity technology. We also maintain an active public relations program targeting industry analysts and leaders in the trade and business press, and maintain a public web site, which has been a source of sales leads. As of May 31, 2004, our sales and marketing organizations consisted of 191 people.

Technology

     Our core search technology was originally developed by us for use by large government agencies in the defense and intelligence communities to perform complex, customized search and retrieval applications on stand-alone, host-based systems. Since early fiscal 1994, we have expanded our ICS product offerings to support commercial client/server and web-based computing environments. We have expanded our ICS markets to include corporate intranets and e-commerce vendors, independent software vendors and online and CD-ROM/DVD-ROM information publishers. Our ICS technologies address the major aspects of information retrieval and classification, including document indexing, query formulation and search execution, ranking and presentation of results, parametric selection, federated search of various information sources, content profiling and evaluation, classification and taxonomies, social networks/automatic recommendation of documents and subject matter experts, viewing and filtering of multiple file formats, export of content to HTML and XML, question and answer interfaces, and hybrid CD-ROM/DVD-ROM-Web publishing.

     Our content capture and process automation technology was originally developed by Cardiff Software, which we acquired in March 2004. These technologies support the major standards in the forms industry, including XML, Adobe PDF and Microsoft InfoPath. The component technologies that enable content capture and process automation include scanning, recognition and validation of forms; connectivity with various repositories and applications that store and manage the captured content; graphical tools for designing electronic forms; role-based workflow, routing and approval of electronic forms.

Product Development

     Our development efforts are focused on expanding our suite of products, designing enhancements to our core technology, and addressing additional technical challenges inherent in developing new applications for enterprise, e-commerce and OEM markets. Our research and development is focused on enhancing core indexing and search performance and precision, data access and security gateways, enterprise scalability, application programming interfaces, product deployability, information classification and recommendation, content capture accuracy, and content security. As of May 31, 2004, there were 146 employees on our research and development staff. Our research and development expenditures in fiscal 2004, 2003, and fiscal 2002 were $20.2 million, $20.1 million, and $21.7 million respectively, which represented 16.3%, 19.8% and 23.2% of total revenues, respectively. We expect that we will continue to commit substantial resources to product development in the future.

Competition

     The intellectual capital management software market is intensely competitive. We believe that the principal competitive factors in this market are:

•	depth and breadth of solutions;

•	performance and price;

•	product functionality and features

•	vendor and product reputation;

•	product quality;

•	strategic alliances;

•	availability of consulting services; and

•	quality of support.

Intelligent Content Services Competitors:

     A number of companies offer competitive products addressing certain of our target markets. In the ICS market, we compete primarily with Autonomy, Convera, Endeca, FAST, Google, Hummingbird, Inquira, iPhrase, Mercado, Microsoft, Open Text and Thunderstone. We also compete indirectly with database vendors, such as Oracle and IBM, that offer information search and retrieval capabilities with their core database products, as well as with ERP (Enterprise Resource Planning) vendors, such as SAP, that offer these capabilities as part of their overall solution. In the future, we may encounter competition from open source initiatives, and from companies that enhance products with ICS capabilities such as:

•	application servers;

•	content and document management systems;

•	groupware applications; and

•	operating systems to include text search and retrieval features.

     Many of our existing ICS competitors have significantly greater financial, technical and marketing resources than we do. Although we believe that our products and technologies compete favorably with respect to each of the factors outlined above, we cannot assure you that we will be able to compete successfully against our current or future competitors or that competition will not seriously harm our business.

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

Our Verity Publisher product competes primarily with Enigma and Nextpage.

Content Capture and Process Automation Competitors:

     In the content capture market, we compete with AnyDoc, Captiva, Datacap, Kofax, and Readsoft, among others. In the process automation market, we compete with Adobe, FileNet and PureEdge, among others. We also compete indirectly with content management vendors, such as FileNet, that offer content capture and workflow with their core content management products, as well as with platform vendors, such as Microsoft, that offer basic capabilities as part of their overall solution.

     Many of our existing content capture and process automation competitors have significantly greater financial, technical and marketing resources than we do. Although we believe that our products and technologies compete favorably with respect to each of the factors outlined above, we cannot assure you that we will be able to compete successfully against our current or future competitors or that competition will not seriously harm our business.

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

     We currently have three issued patents, relating to our search and retrieval technology, one of which will expire in 2016 and the other two in 2020, and thirteen patent applications pending. While we believe that our patents have value, no single patent itself is important to us. We cannot assure you that other companies will not develop technologies that are similar or superior to our technology. The source code for our proprietary software is protected both as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries.

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

Employees

     As of May 31, 2004, we had a total of 524 employees, including 146 in research and development, 158 in sales, 33 in marketing and business development, 111 in customer support and professional services, 71 in administration and 5 in manufacturing. Of these employees, 366 were located in the United States, 70 in Europe, 78 in Canada, 5 in Australia, 3 in Asia Pacific and 2 in Mexico. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good.

Business Acquisitions

     The markets in which we compete require a wide variety of technologies, products, and capabilities. Our strategy of acquiring assets or businesses with complementary customer bases, products and technologies has resulted in the completion of a number of acquisitions as described below. We expect these acquisitions, and potential future acquisitions, will enable us to better serve our existing and targeted customers by expanding our product offerings and core technological capabilities. Mergers and acquisitions of high-technology companies are inherently risky. No assurance can be given that our previous or future acquisitions will be successful or will not materially adversely affect our financial condition or operating results. The risks associated with acquisitions are discussed below under the caption “Our recent acquisitions of Cardiff Software, strategic assets of NativeMinds and the Inktomi enterprise search software assets, as well as other future potential acquisitions, may have unexpected material adverse consequences“ under “Risks Relating to Our Operations – Risks Related to Our Business” below.

     In March 2004, we acquired Cardiff Software Inc., a privately held software company. Cardiff Software’s technology enables the automated capture of dynamic business information and the acquired software, rebranded Verity TeleForm, Verity MediClaim, Verity LiquidOffice and Verity LiquidCapture, is what composes our content capture process automation product family.

     In March 2004, we acquired the intellectual property, customer agreements and certain other assets from NativeMinds Inc., a privately held software company and leading provider of integrated self-service solutions.   The acquired  software, rebranded Verity Response, is part of our ICS product family and is currently in use by a number of large companies.

     In December2002, we acquired selective assets relating to the enterprise search software business, from Inktomi Corporation.   The acquired assets include basic search, categorization and content refinement capabilities, as well as XML technology assets.

     Refer to the discussions under the caption “ Recent Acquisitions” set forth in Item 7, Part II of this Annual Report on Form 10-K for more information on the acquisitions, which are incorporated by reference here.

Available Information

     You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) on the day they are filed or furnished through our website at www.verity.com. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website or any of the information contained therein should be deemed to be part of, or incorporated into, this Annual Report on Form 10-K.

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

Risks Related to Our Business

Our revenues and operating results are dependent on many factors, many of which are outside of our control and, as a result may fluctuate in future periods and be less than we or our investors anticipate

     The results of operations for any quarter are not necessarily indicative of results to be expected in future periods. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors, many of which are outside of our control. These factors include:

•	fluctuations in capital spending by customers;

•	the size and timing of orders;

•	changes in the budget or purchasing patterns of customers or potential customers, changes in foreign country exchange rates, or pricing pressures from competitors;

•	increased competition in the software and Internet industries;

•	the introduction and market acceptance of new technologies and standards in search and retrieval, Internet, document management, database, networking, and communications technology;

•	variations in sales channels, product costs, the mix of products sold, or the success of quality control measures;

•	the integration of people, operations, and products from acquired businesses and technologies;

•	changes in operating expenses and personnel;

•

changes in accounting principles, such as a requirement that stock options be included in compensation, which is widely expected to occur, which if adopted, would increase our compensation expenses and have a negative effect on our earnings;

•	the overall trend toward industry consolidation; and

•	changes in general economic and geo-political conditions and specific economic conditions in the computer and software industries.

     Any of the factors, some of which are discussed in more detail below, could materially and adversely impact our operations and financial results, which could hurt our business.  Any adverse impact our operations and financial results as a result of these or any other factors could cause our stock price to fall.

Our expenditures are tied to anticipated revenues, and therefore imprecise revenue forecasts may result in poor operating results

     Revenues are difficult to forecast because the market for search and retrieval software is uncertain and evolving. Because we generally ship software products within a short period after receipt of an order, we typically do not have a material backlog of unfilled orders, and as a result revenues in any quarter are substantially dependent on orders booked in that quarter. In addition, a portion of our revenues is derived from royalties based upon sales by third-party vendors of products incorporating our technology. These revenues are dependent upon those third-party vendors’ sales and marketing efforts, which may fluctuate dramatically and are difficult for us to predict. Our expense levels are based, in part, on our expectations as to future revenues and are to a large extent fixed in the short term. Therefore, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any significant shortfall of demand in relation to our expectations or any material delay of customer orders would have an almost immediate adverse affect on our operating results.

Demand for our products may be adversely affected if economic and market conditions deteriorate

     Adverse economic conditions worldwide have contributed to slowdowns in the software information technology spending environment and may continue to impact our business, resulting in reduced demand for our products as a result of a decrease in capital spending by our customers, increased price competition for our products and higher overhead costs as a percentage of revenues. Decreased demand for our products would result in decreased revenues, which could harm our operating results.

Changes in effective tax rates could affect our results

     Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, and changes in U.S. or foreign tax laws or interpretations thereof.

The size and timing of large orders may materially affect our quarterly operating results

     The size and timing of individual orders may cause our operating results to fluctuate significantly. Our operating results for a quarter could be materially and adversely affected if one or more large orders are either not received or are delayed or deferred by customers. A significant portion of our revenues in recent quarters has been derived from relatively large sales to a limited number of customers, and we currently anticipate that future quarters will continue to reflect this trend. Sales cycles for these customers can be up to nine months or longer. In addition, customer order deferrals in anticipation of new products may cause our operating results to fluctuate. Like many software companies, we have generally recognized a substantial portion of our revenues in the last month of each quarter, with these revenues concentrated in the last weeks of the quarter. Accordingly, the cancellation or deferral of even a small number of purchases of our products could harm our business in any particular quarter. In addition, to the extent that the significant sales occur earlier than expected, operating results for subsequent quarters may fail to keep pace or even decline.

Our sales cycle is lengthy and unpredictable

     Any delay in sales of our products and services could cause our quarterly revenue and operating results to fluctuate. The typical sales cycle of our products is lengthy, generally between six to eighteen months, unpredictable, and involves significant investment decisions by prospective customers, as well as our education of potential customers regarding the use and benefits of our products. Our customers spend a substantial amount of time before purchasing our products in performing internal reviews and obtaining capital expenditure approvals. We believe our sales cycle lengthened in 2003 and 2004 as a result of macro-economic factors and we cannot be certain that this cycle will not continue to lengthen in the future.

Our business may suffer due to risks associated with international sales

     In fiscal 2004, international sales represented 34% of our revenues. We expect international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

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

     We currently engage in only limited hedging activities to protect against the risk of currency fluctuations. Fluctuations in currency exchange rates could cause sales denominated in U.S. dollars to become relatively more expensive to customers in a particular country, leading to reduced sales or profitability in that country. Also, fluctuations in the opposite direction could cause sales denominated in foreign currencies to decrease U.S. dollar revenues derived from these sales. Furthermore, future international activity may result in increased foreign currency denominated sales and, in this event, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute significantly to fluctuations in our results of operations. The financial stability of foreign markets could also affect our international sales. In addition, income earned in various countries where we do business may be subject to taxation by more than one jurisdiction, thereby adversely affecting our consolidated after-tax earnings. Any of these factors could have an adverse effect on the revenues from our future international sales and, consequently, our results of operations.

A portion of our revenues is derived from sales to governments, which are subject to budget cuts and, consequently, the potential loss of revenues upon which we have historically relied

     Revenues derived from sales to the U.S. federal and state governments and their agencies were 9.3% and 9.8% of total revenues for fiscal years 2004 and 2003, respectively. As a result, any reductions in government spending on information technologies could harm our operating results. In recent years, budgets of many governments and/or their agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

     Almost all of our government contracts contain termination clauses, which permit contract termination upon our default or at the option of the other contracting party. We cannot assure you that a cancellation will not occur in the future.  Termination of any of these contracts could adversely affect our operating results.

We must successfully introduce new products or our customers will purchase our competitors products

     During the past few years, our management and other personnel have focused on modifying and enhancing our core technology to support a broader set of search and retrieval solutions for use on enterprise-wide systems, over online services, over the Internet and on CD-ROM. In order for our strategy to succeed and to remain competitive, we must continue to leverage our core technology to develop new product offerings by us and by our OEM customers that address the needs of these new markets or we must acquire new technology, such as we did in our Cardiff Software and NativeMinds transactions in the latter half of fiscal 2004. The development of new products, whether by leveraging our core technology or by acquiring new technology, is expensive. If these products do not generate substantial revenues, our business and results of operations will be adversely affected. We cannot assure you that any of these products will be successfully developed and completed on a timely basis or at all, will achieve market acceptance or will generate significant revenues.

     Our future operating results will depend upon our ability to increase the installed base of our information retrieval technology and to generate significant product revenues from our core products. Our future operating results will also depend upon our ability to successfully market our technology to online and Internet publishers who use this technology to index their published information in our format. To the extent that customers do not adopt our technology for indexing their published information, it will limit the demand for our products

If we are unable to enhance our existing products to conform to evolving industry standards in our rapidly changing markets, our products may become obsolete

     The computer software industry is subject to rapid technological change, changing customer requirements, frequent new product introductions, and evolving industry standards, each of which may render our existing products and services obsolete. As a result, our position in our existing markets or other markets that we may enter could be eroded rapidly by any of these factors.  Our future success will also depend upon our ability to maintain compatibility between our products and the text publication formats we believe are or will become popular and widely adopted as well as the OEM application products in which our products are embedded.  If we are unable to adapt to these rapid technological developments or customer requirements in a timely manner, our sales would diminish and our financial condition and results of operations would be materially and adversely affected.

Our software products are complex and may contain errors that could damage our reputation and decrease sales

     Our complex software products may contain errors that may be detected at any point in the products’ life cycles. We have in the past discovered software errors in some of our products and have experienced delays in shipment of products during the periods required to correct these errors. We cannot assure you that, despite our testing and quality assurance efforts and similar efforts by current and potential customers, errors will not be found. The discovery of an error may result in loss of or delay in market acceptance and sales, diversion of development resources, injury to our reputation, or increased service and warranty costs, any of which could harm our business. Although we generally attempt by contract to limit our exposure to incidental and consequential damages, and to cap our liabilities to our proceeds under the contract, if a court fails to enforce the liability limiting provisions of our contracts for any reason, or if liabilities arise which are not effectively limited, we could incur substantial monetary judgments against us.

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

New legislation, higher insurance cost and potential new accounting pronouncements are likely to impact our future consolidated financial position and results of operations.

     Recently, there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be new accounting pronouncements or regulatory rulings that will have an impact on our future consolidated financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. In addition, insurance companies significantly increased insurance rates as a result of higher claims over the past year, and our rates for our various insurance policies increased substantially. Further, proposed initiatives may result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America and adversely affect our consolidated operating results.

We face intense competition from companies with significantly greater financial, technical, and marketing resources, which could adversely affect our ability to maintain or increase sales of our products

     A number of companies offer competitive products addressing certain of our target markets. In the ICS market, we compete primarily with Autonomy, Convera, Endeca, FAST, Google, Hummingbird, Inquira, iPhrase, Mercado, Microsoft, Open Text and Thunderstone. We also compete indirectly with database vendors, such as Oracle and IBM, that offer information search and retrieval capabilities with their core database products, as well as with ERP (Enterprise Resource Planning) vendors, such as SAP, that offer these capabilities as part of their overall solution.

     In the content capture market, we compete with AnyDoc, Captiva, Datacap, Kofax, and Readsoft, among others. In the process automation market, we compete with Adobe, FileNet and PureEdge, among others. We also compete indirectly with content management vendors, such as FileNet, that offer content capture and workflow with their core content management products, as well as with platform vendors, such as Microsoft, that offer basic capabilities as part of their overall solution.

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

Our products contain open source software

     Products or technologies acquired or developed by us may include so-called “open source” software. Open source software is typically licensed for use at no initial charge, but imposes on the user of the open source software certain requirements to license to others both the open source software as well as the software that relates to, or interacts with, the open source software. Our ability to commercialize products or technologies incorporating open source software or otherwise fully realize the anticipated benefits of any such acquisition may be restricted because, among other reasons:

•	open source license terms may be ambiguous and may result in unanticipated obligations regarding our products;

•	competitors will have improved access to information that may help them develop competitive products;

•	open source software cannot be protected under trade secret law;

•	it may be difficult for us to accurately determine the developers of the open source code and whether the acquired software infringes third party intellectual property rights; and

•	open source software potentially increases customer support costs because licensees can modify the software and potentially introduce errors.

     Further, to the extent we utilize “open source” software we face risks. For example, the scope and requirements of the most common open source software license, the GNU General Public License (“GPL”), have not been interpreted in a court of law. Use of GPL software could subject certain portions of our proprietary software to the GPL requirements. Other forms of “open source” software licensing present license compliance risks, which could result in litigation or loss of the right to use this software.

Our recent acquisitions of Cardiff Software, strategic assets of Native Minds and the Inktomi enterprise search software assets, as well as other future potential acquisitions, may have unexpected material adverse consequences

     Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies, such as our acquisition of Inktomi’s enterprise search software assets, the acquisition of Cardiff Software and the acquisition of the intellectual property, certain customer agreements and other strategic assets from NativeMinds. From time to time, we consider and evaluate potential business combinations both involving our acquisition of another company and transactions involving the sale of Verity through, among other things, a possible merger or consolidation of our business into that of another entity. Acquisitions involve numerous risks, including the following:

•	difficulties in integration of the operations, technologies, products and personnel of the acquired companies;

•	the risk of diverting management’s attention from normal daily operations of the business;

•	accounting consequences, including changes in purchased research and development expenses, resulting in variability in our quarterly earnings;

•	potential difficulties in completing projects associated with purchased in-process research and development;

•	risks of entering markets in which we have no or limited direct prior experience and where competitors in these markets have stronger market positions;

•	the potential loss of key employees of the acquired company;

•	the assumption of known and potentially unknown liabilities of the acquired company;

•	we may find that the acquired company or assets do not further our business strategy or that we paid more than what the company or assets are worth;

•	we may have product liability associated with the sale of the acquired company’s products;

•	we may have difficulty maintaining uniform standards, controls, procedures and policies;

•	our relationship with current and new employees and clients could be impaired;

•	the acquisition may result in litigation from terminated employees or third parties who believe a claim against us would be valuable to pursue;

•	our due diligence process may fail to identify significant issues with product quality, product architecture and legal contingencies, among other matters;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	inability to renew third-party software license agreements; and

•	market acceptance of new releases.

     Acquisitions may also cause us to:

•	issue common stock that would dilute our current stockholders’ percentage ownership;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets; or

•	incur large and immediate write-offs.

     We cannot assure you that future acquisitions will be successful and will not adversely affect our business. We must also maintain our ability to manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions we make could harm our business.

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share

     There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant accounting charges. For example, in fiscal year 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, net income would have been reduced by $32.9 million. We are not currently required to record any compensation expense using the fair value method in connection with option grants to employees that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan. On March 31, 2004, the Financial Accounting Standard Board (“FASB”) issued an Exposure Draft, Share-Based Payment: an amendment of FASB Statements No. 123 and 95, which would require a company to recognize the fair value of stock options and other stock-based compensation to employees for 2005 reporting periods.  If adopted, the proposed requirements in the Exposure Draft would be effective as of the beginning of the first fiscal year beginning after December 15, 2004 for public companies.

     See Note 9 to Consolidated Financial Statements for a more detailed presentation of accounting for stock-based compensation plans.

Risks Related to Our Industry

We depend on increasing use of the Internet, intranets, extranets and portals and on the growth of electronic commerce. If the use of the Internet, intranets, extranets and portals and electronic commerce do not grow as anticipated, our business will be seriously harmed

     Most of our products depend on the increased acceptance and use of the Internet as a medium of commerce and on the development of corporate intranets, extranets and portals. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of business customers may not adopt or continue to use the Internet as a medium of commerce. The lack of such development would impair demand for our products and would adversely affect our ability to sell our products. Demand and market acceptance for recently introduced services and products over the Internet and the development of corporate intranets, extranets and portals are subject to a high level of uncertainty, and there exist few proven services and products.

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

     Our ability to grow our business is dependent on the growth of the Internet and, consequently, any adverse events relating to the Internet would impair our ability to grow our business.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of May 31st, 2004, our executive officers and certain other key employees were as follows:

Name	Age	Position

Gary J. Sbona	61	Executive Chairman of the Board
Anthony J. Bettencourt	43	President and Chief Executive Officer
Steven R. Springsteel	46	Senior Vice President of Finance & Administration & Chief Financial Officer
Andrew D. Feit	43	Senior Vice President, Marketing
Sunil D. Nagdev	40	Senior Vice President, Professional Services and TechnicalSupport
Michael D. Mooney	43	Senior Vice President, North American Sales and Business Development
Dr. Prabhakar Raghavan	43	Senior Vice President, Chief Technology Officer
Hugo Sluimer	51	Senior Vice President, International Sales and European Operations
Mark Seamans	37	Senior Vice President, Research and Development

     GARY J. SBONA has served as a member of our board of directors since May 1998, as our Chairman of the Board since  March 1999 and as our Executive Chairman of the Board since March 2003. Mr. Sbona also served as our President from July 1997 to September 1999 and as our Chief Executive Officer from July 1997 to February 2003.  Mr. Sbona currently serves as Vice Chairman of the Board of Trustees of KTEH Public Television Foundation in San Jose, California. Mr. Sbona also serves as Chairman and Chief Executive Officer of Regent Pacific Management Corporation, a management services firm that is currently providing us with management services; Mr. Sbona has held this position since 1974.

     ANTHONY J. BETTENCOURT has served as a member of our board of directors since September 1999. Mr. Bettencourt joined us in July 1995 as Vice President of North American sales. Mr. Bettencourt was subsequently promoted to Vice President of Worldwide Sales and Marketing and served in this position until his departure in December 1996. From December 1996 to September 1997, Mr. Bettencourt served as an officer of OnLive! Technologies, a private technology company. Mr. Bettencourt rejoined us in September 1997 as Senior Vice President, Worldwide Sales and Product Marketing. We appointed him to the position of President in September 1999and to the position of President and Chief Executive Officer in March 2003. Prior to initially joining us, Mr. Bettencourt served as vice president of sales for Versant Object Technology from 1992 to June 1995 and as director of U.S. sales for Versant Object Technology from July 1990 to 1992. From December 1988 to July 1990, Mr. Bettencourt served as Vice President of Sales for Rockwell CMC.

     STEVEN R. SPRINGSTEEL has served as our Senior Vice President of Finance and Administration and Chief Financial Officer since January 2003. Prior to joining Verity, Mr. Springsteel served as the Chief Operating Officer and Chief Financial Officer of Sagent Technology, a publicly traded enterprise business intelligence software company from November 2001 to January 2003. Before joining Sagent, Mr. Springsteel served as the Chief Operating Officer and Chief Financial Officer of privately held NOCpulse a privately held IT service level monitoring company (subsequently sold to Red Hat), from October 2000 to November 2001. Mr. Springsteel served as the Executive Vice President and Chief Financial Officer of Chordiant Software, a publicly traded customer relationship management software company from November 1996 to October 2000. Mr. Springsteel also serves on the Board of Directors for both Chordiant Software and Critical Path. Mr. Springsteel holds a B.A. in Business Administration from Cleveland State University.

     ANDREW D. FEIT joined our company as our Vice President of Product Marketing in December 2002, as a result of the acquisition of Inktomi Corporation’s enterprise search business, and was promoted to Senior Vice President of Marketing in June 2003. Prior to joining our company, Mr. Feit served as Vice President of Marketing at Inktomi Corporation, an Internet infrastructure software company, which he joined when Inktomi Corporation acquired Quiver Inc. in August 2002. Before Inktomi, Mr. Feit held the position of Chief Operating Officer for Quiver, Inc., a provider of taxonomy and classification applications, from February 2001 to August 2002. From July 2000 to January 2001. Mr. Feit held the position of Vice President, Enterprise Search for Inktomi Corporation. Mr. Feit joined Inktomi Corporation as a result of the acquisition of Ultraseek Corporation, a subsidiary of Infoseek Corporation, an Internet search and directory service company, where Mr. Feit served as Vice President and General Manager of the Enterprise Software division from September 1996 to July 2000. Prior to Infoseek, Mr. Feit served as Director and Principal Analyst at Gartner Group/Dataquest from 1995 to 1996, and held a variety of sales and marketing positions at Digital Equipment Corporation from 1983 through 1995. Mr. Feit holds a B.S. in Chemical Engineering from Tufts University.

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

     DR. PRABHAKAR RAGHAVAN joined Verity as chief scientist and Vice President of emerging technologies in April 2000. In June 2001, he was elected to serve as the company’s Vice President and Chief Technology Officer. Dr Raghavan was promoted to Senior Vice President and Chief Technology Officer in May 2004. In addition to his role at Verity, Dr. Raghavan is a consulting professor of computer science at Stanford University. Dr. Raghavan has served on the editorial boards of several journals and currently is editor-in-chief of the Journal of the Association for Computer Machinery (ACM). In addition, he is a Fellow of the ACM and of the Institute of Electrical and Electronics Engineers (IEEE). Prior to joining Verity in March 2000, Dr. Raghavan worked in a number of technical and managerial capacities at IBM, a leading manufacturer and supplier of computers. He holds a doctorate in computer science from the University of California at Berkeley and an undergraduate degree in electrical engineering from the Indian Institute of Technology, Madras.

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

     MARK SEAMANS joined our company with its acquisition of Cardiff Software and is Verity’s Senior Vice President of Research and Development.  Mr. Seamans’ was Cardiff Software’s Chief Technology Officer and Vice President of Business Development. Mr. Seamans joined Cardiff in 1994 from NCR as Vice President of Consulting Services. He holds a Bachelor’s Degree in Cognitive Science from the University of California at San Diego and a Master of Science in Engineering Management from Colorado’s National Technological University. Mr. Seamans was awarded the master of information technology designation from the Association for Information and Imaging Management International, which also designated him a certified document-imaging architect.

Item 2. Properties

     We currently occupy two buildings in Sunnyvale California totaling approximately 96,000 square feet, which are used as our principal administrative, sales, marketing and research and development facilities. The operating lease agreement for these facilities commenced in June 1996 and was renewed in April 2004 for a term of seven years with an expiration date of March 2011. In addition, we lease a development and technical support office in Canada, where we occupy approximately 20,500 square feet. As a result of our acquisition of Cardiff Software, we acquired the lease of a sales and development facility, where we occupy approximately 37,000 square feet of the 60,000 square foot building in Vista, California, with a lease that expires in June 2006.  Of the 60,000 square feet that we lease in the Vista facility, approximately 5,000 square feet is currently sublet and we expect to partition and sublet another 18,000 square feet of this facility in the first half of fiscal 2005. We also lease sales offices in Georgia, Illinois, Massachusetts, New York, Texas, Virginia, England, France, Germany, Netherlands and Japan.

Item 3. Legal Proceedings

     We are subject to legal proceedings and claims that arise in the ordinary course of business.  While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our financial results.

Item 4. Vote of Securities Holders

     Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholders Matters and Issuer Repurchases of Equity Securities

     Our common stock is traded on the Nasdaq National Market under the symbol VRTY.

     The following table sets forth the high and low sales prices of our common stock as reported by the Nasdaq National Market for the periods indicated.

	High	Low

Fiscal Year ended May 31, 2004
First Quarter	$20.00	$11.54
Second Quarter	16.16	12.04
Third Quarter	17.56	13.84
Fourth Quarter	16.92	11.99
Fiscal Year ended May 31, 2003
First Quarter	$12.97	$9.11
Second Quarter	14.46	7.90
Third Quarter	17.03	12.18
Fourth Quarter	21.05	11.00

     As of May 31, 2004, there were approximately 145 holders of record of our common stock and 37,279,770 shares of our common stock outstanding.

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

     The table below sets forth information regarding repurchases of Verity common stock by Verity during the three months ended May 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs

March 1, 2004 through March 31, 2004	1,619,601	$12.90	1,619,601	$12,095,321
April 1, 2004 through April 30, 2004	884,390	$13.68	884,390	$7
May 1, 2004 through May 31, 2004	—	—	—	—
Total	2,503,991	$13.18	2,503,991	—

     (1) On June 24, 2003, we announced that our Board of Directors approved a stock repurchase program of up to $50.0 million to repurchase shares of our common stock during our fiscal year ending May 31, 2004.  This program has now ended, as the last of the entire authorized amount were repurchased in April 2004.

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

	Fiscal Year Ended May 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Software products	$71,999	$57,529	$55,859	$108,705	$69,655
Service and other	52,311	44,421	37,906	36,330	26,445

Total revenues	124,310	101,950	93,765	145,035	96,100

Costs of revenues:
Software products	2,270	1,210	2,289	1,675	911
Service and other	14,467	12,510	11,469	12,141	8,756
Amortization of purchased intangible assets	3,456	1,290	—	—	—

Total costs of revenues	20,193	15,010	13,758	13,816	9,667

Gross profit	104,117	86,940	80,007	131,219	86,433
Operating expenses:
Research and development	20,211	20,144	21,725	20,257	14,538
Marketing and sales	50,006	42,310	51,399	57,543	39,603
General and administrative	12,057	10,736	11,917	10,773	7,034
In-process research and development charge	3,472	1,200	—	—	—
Restructuring charges	1,226	993	1,563	—	—
Charitable contribution	—	—	1,000	—	—

Total operating expenses	86,972	75,382	87,603	88,572	61,176

Income (loss) from operations	17,145	11,558	(7,596)	42,647	25,257
Other income, net	4,119	7,217	9,869	11,335	5,603

Income before provision for income taxes	21,264	18,775	2,273	53,982	30,860
Provision for (benefit from) income taxes	9,655	7,134	864	20,222	(2,150)

Net income	$11,609	$11,641	$1,409	$33,760	$33,010

Net income per share — basic	$0.31	$0.33	$0.04	$1.00	$1.10

Net income per share — diluted	$0.29	$0.31	$0.04	$0.92	$0.95

Number of shares used in per share calculation — basic	37,625	35,410	35,404	33,634	30,026

Number of shares used in per share calculation — diluted	39,666	37,595	37,169	36,649	34,886

Consolidated Balance Sheet Data:
Working capital	109,741	132,014	149,610	164,093	134,527
Total assets	344,081	332,535	298,150	303,599	213,378
Long-term obligations	570	3,021	—	—	—
Stockholders’ equity	296,826	291,631	264,265	264,144	183,634

     Verity has reclassified certain amounts in the prior years’ financial statements to conform to the current year’s presentation.

     See Note 13 of Notes to Consolidated Financial Statements beginning on page 51 of this Annual Report on Form 10-K for an explanation of the method used to determine the number of shares used to compute per share amounts.

     On March 15, 2004, we acquired Cardiff Software Inc.  On March 3, 2004, we acquired the intellectual property, customer agreements and certain other assets of NativeMinds Inc.  On December 17, 2002, we acquired from Inktomi Corporation assets relating to Inktomi’s enterprise search software business, which includes basic search, categorization and content refinement capabilities, as well as its XML technology assets. In accordance with SFAS No.141, “Business Combinations” which is effective for all acquisitions after June 30, 2001, all these transactions were accounted for as purchases. Consequently, from and after the date of purchase we have recorded revenues from the business and products acquired from Cardiff Software, NativeMinds and Inktomi, as well as have incurred added expenses from the acquisitions of these businesses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and related notes of Verity, Inc., which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements, which are statements of our expectations as to future events and results, such as our expectations as to our future operating results, that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Item 1. Business Risks Relating to Our Operations.” See “Forward-Looking Statements” at the beginning of this Annual Report for additional cautionary information regarding the forward-looking statements we make.

Overview

     We are a leading provider of intellectual capital management software that enables our customers to maximize their return on their information assets. The intellectual capital management software market is in great part the convergence of many core markets in which we have participated for years, including search, corporate portals, and e-commerce, as well as markets we have recently entered, including question and answer interfaces, and content capture and process automation, among others.

     We develop, market and support two product families: intelligent content services (which we refer to as “ICS”), and content capture and process automation . Intelligent content services are search, classification, recommendation, monitoring/alerting, and question and answer infrastructure products for corporate intranets, extranets, web sites, corporate portals, business applications, online publishers and e-commerce providers and original equipment manufacturer (“OEM”) toolkits for independent software vendors. Our comprehensive and integrated ICS product family enables numerous enterprise-wide functionalities, all from the same underlying Verity information index. Our ICS products organize and provide simple, single-point access to information across the entire enterprise. In doing so, our products can be used to create or enhance business portals and standalone applications that leverage the value of existing investments in intranets and business applications. Content capture and process automation applications enable the information on paper and electronic forms to be captured in electronic form, and for manual processes that utilized that information to be automated over corporate networks. Our content capture and process automation products include capabilities for forms design, scanning, optical character recognition, forms recognition, validation, verification, workflow and routing.

     Our software has been licensed to over 11,500 corporations, government agencies, software developers, information publishers and e-commerce vendors. We pursue sales opportunities within corporations and government agencies through the efforts of our direct sales force and through a network of value added resellers and system integrators. We also sell OEM toolkits to independent software vendors that embed Verity technology in their products or services.

     We were organized as a California corporation in March 1988 and reincorporated in Delaware in September 1995. Our principal executive offices are located at 894 Ross Drive, Sunnyvale, California 94089, and our telephone number is (408) 541-1500.

Internal Controls

     We have historically considered our internal controls over financial reporting a high priority and will continue to do so through a continual review of and resulting improvement in our internal controls. For example, we have formed a Sarbanes Oxley Steering Committee, comprised primarily of senior financial and operational personnel and governed by our audit committee, which helps ensure our internal controls over financial reporting, are complete, accurate and appropriately documented. We are in the process of assessing our business processes relating to our financial reporting as required by Section 404 of the Sarbanes-Oxley Act, or SOX. In accordance with SOX, we will test our internal controls each year and, beginning with our fiscal year ending May 31, 2005.

Recent Acquisitions

     Cardiff Software Inc. On March 15, 2004, we acquired Cardiff Software Inc., a privately held software company. Cardiff Software technology enables the automated capture of dynamic business information. Although the Cardiff Software corporate brand has been discontinued, we have retained the product names and rebranded them as Verity TeleForm®, Verity LiquidOffice™, Verity LiquidCapture™, and Verity MediClaim. Support and maintenance services for existing Cardiff Software customers will remain in place. This acquisition further expanded our offerings with the content capture and process automation product family. The acquired software, rebranded Verity TeleForm, Verity MediClaim, Verity LiquidOffice and Verity LiquidCapture, is in use by companies and government organizations of all sizes. We are continuing development and support of these products, and believe that the larger enterprises in the installed base represent an upgrade opportunity to our broader intellectual capital management solutions as their needs grow.

     In accordance with SFAS No. 141, “Business Combinations”, we accounted for the Cardiff Software transaction as a purchase, and the total purchase consideration of approximately $65.6 million (including cash, deferred payments, stock options assumed and acquisition costs) was allocated to net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion of the acquisition and the residual of $38.4 million was recorded as goodwill. The $65.6 million of total purchase consideration, includes approximately $11.9 million placed into a third party escrow account to be paid to Cardiff Software’s shareholders in installments over 24 months from the acquisition.  These future payments are subject to Cardiff Software meeting certain obligations outlined under the representations and warranties covenants sections of the definitive merger agreement.  We believe that Cardiff  Software will meet these obligations and therefore the entire $11.9 million has been recorded as purchase consideration.

     NativeMinds Inc. On March 3, 2004, we acquired the intellectual property, customer agreements and other selective strategic assets from NativeMinds Inc., a privately held software company and provider of integrated self-service solutions. The acquired technology portfolio originally named vRep, re-branded Verity Response, is an integrated set of tools designed to provide a single interface for internal and external customer inquiries through a natural language dialog. Verity Response includes technology that manages the interaction between a customer and  virtual representative and a set of reporting and analysis tools to help assess performance, identify content opportunities and gather valuable customer insight.   We are continuing development and support of the products acquired and believe that the larger enterprises in the installed base represent an upgrade opportunity to our broader intellectual capital management solution as their needs grow.

     In accordance with SFAS No.141, “Business Combinations”, we accounted for the NativeMinds transaction as a purchase, and the total purchase consideration of approximately $3.9 million (including cash, deferred payments, acquisition costs) was allocated to net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion and the residual of $2.2 million was recorded as goodwill.  The $3.9 million of total purchase consideration includes approximately $0.8 million to be paid to Nativemind’s shareholders in installments over 18 months from the acquisition.  These future payments are subject to NativeMinds meeting certain obligations outlined under the representations and warranties section of the definitive merger agreement.  Of this $0.8 million,  $0.2 million was paid in the fourth fiscal quarter of 2004. We believe that NativeMinds will meet the remaining obligations and therefore have recorded the entire $0.8 million as purchase consideration.

     Inktomi Corporation. In December 2002, we acquired the enterprise search assets of Inktomi Corporation, further expanding our product portfolio to include solutions for smaller organizations and departments within larger enterprises. In addition to addressing these markets, the acquired enterprise search software, re-branded Verity Ultraseek, is in use at a number of larger enterprises for search-only applications as well. We are continuing development and support of the Ultraseek product line, and believe that the larger enterprises in the installed base represent an upgrade opportunity to our broader intellectual capital management solutions as their needs grow. We purchased the Enterprise search assets from Inktomi Corporation for approximately $26.8 million in cash, of which $3.0 million, plus $67,500 in interest, was paid in our first fiscal quarter of 2005. We expensed $1.2 million to in-process research and development (“in-process R&D”) upon acquisition, and have been amortizing the expense of purchased intangible assets at a rate of approximately $2.6 million per year, which we expect to continue through fiscal 2007, with the remaining $1.3 million to be amortized in fiscal 2008.

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

     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

     Our revenues are derived from license fees for our software products and fees for services complementary to our products, including software maintenance, consulting and training. We also derive nominal revenue from hardware product sales complementary to our software products.

     We recognize revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition.” The AICPA and its Software Revenue Recognition Task Force continue to issue interpretations and guidance for applying the relevant standards to a wide range of sales contract terms and business arrangements that are prevalent in the software industry. Also, the Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our  financial position and results of operations.

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

     We recognize maintenance revenues from ongoing customer support and product upgrades ratably over the term of the applicable maintenance agreement, which is typically twelve months. Generally, we receive payments for maintenance fees in advance and they are nonrefundable. We recognize revenues for consulting and training generally when the services are performed.  We recognize revenue for hardware sales generally when the product is delivered.

     For agreements with multiple elements, such as license, maintenance, training, hardware and consulting services, we allocate revenue to each component of the arrangement based upon its fair value as determined by vendor specific objective evidence (“VSOE”). VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately.  We defer revenue for any undelivered elements, and recognize revenue when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for such element. If we cannot objectively determine the fair value of any undelivered element included in bundled software, hardware and service arrangements, we defer revenue until all elements are delivered and all services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, we use the residual method to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Sales Commission Expense

     Sales commission expense is a variable expense and a significant portion of our overall sales and marketing expense.  In addition to base salaries, our worldwide sales force is eligible to receive variable compensation based on pre-established annual quota attainment.  On a periodic basis, we accrue estimated sales commission expense and pay out the actual expense in future periods once actual attainment has been calculated and reviewed.  Actual quota attainments and therefore actual commission payments may differ from our estimated accrual based on certain factors such as mix of revenue contribution by sales representatives and accelerator provisions for overachievement of quotas.

Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts for the potential inability of our worldwide direct customers and channel partners to make required payments based upon our assessment of the expected collectibility of all accounts receivable. In estimating the provision, management considers (i) historical experience, (ii) the length of time the receivables are past due, (iii) any circumstances of which we are aware of a customer’s inability to meet its financial obligations, and (iv) other known factors. We review this provision periodically to assess the adequacy of the provision.

     Our allowance for doubtful accounts was approximately $2.1million and $1.7 million at May 31, 2004 and 2003, respectively. These balances each represent approximately 1.7%  of  both our of fiscal 2004 and fiscal 2003 revenues.  These amounts were determined as described above. However, if a single significant direct customer or channel partner is unable or unwilling to make payments, additional allowances may be required. Accordingly, the inability of a single direct customer or channel partner to make required payments could have a material adverse effect on our results of operations.

Contingencies and Litigation

     We are subject to legal proceedings and claims that arise in the ordinary course of business. We periodically make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation and based on the advice of legal counsel, the adverse settlement is probable and we can reasonably estimate the ultimate cost of such a judgment.  As of May 31, 2004 we have not accrued for any estimated settlement or judgment as management does not believe amounts are probable and estimable.

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

     We evaluate this deferred tax asset at each balance sheet date to determine its realizability, considering currently enacted tax laws, expected future taxable income and origins of the specific components of the deferred tax asset. If we determine that it is not fully realizable, we will record a valuation allowance to reduce the asset balance to its realizable value through a charge to income tax expense. Determining whether we will be able to utilize the net operating loss carryforward requires that we estimate future taxable income and make judgments regarding the timing of future tax obligations. Actual taxable income could differ from our estimates.

     As of May 31, 2004, we believe it is more likely than not that we will be able to realize the majority of our tax assets through expected future taxable profits.  We have recorded a valuation allowance of $20.3 million for the remainder of our tax assets. The recognition of deferred tax assets originated from stock compensation has been recorded to additional paid-in-capital.

     If we conclude that additional valuation allowance is required in the future, the effect on income tax expense could be material.

Impairment of Goodwill and Other Intangible Assets

     We record goodwill and identifiable purchased intangible assets when we acquire other companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as purchased technology and maintenance agreements are amortized to operating expense over time, while in-process research and development is recorded as an expense on the acquisition date.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This standard eliminates the amortization of goodwill and requires goodwill to be reviewed at least annually for impairment or whenever events or changes in circumstances indicate goodwill may be impaired.

     This impairment review involves a two-step process as follows:

•

Step 1 — We compare the fair value of our reporting unit to its carrying value, including goodwill. If the reporting unit’s carrying value, including goodwill, exceeds the unit’s fair value, we move on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•

Step 2 — We perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

     We perform an annual impairment review in our third fiscal quarter and periodically review the estimated remaining useful lives of our intangible assets.  We have completed the required annual impairment test, which resulted in no impairment for fiscal year 2004. We believe the methodology we use in testing impairment of goodwill provides us with reasonable basis in determining whether an impairment charge should be taken  In the future, however, there can be no assurance that at the time that the review is completed a material impairment charge will not be required and recorded.

Results of Operations

     The following table sets forth the percentage of revenue represented by certain items in our Consolidated Statements of Operations for the periods indicated:

	Fiscal Year Ended May 31,

	2004	2003	2002

Revenues:
Software products	57.9%	56.4%	59.6%
Service and other	42.1	43.6	40.4

Total revenues	100.0	100.0	100.0

Costs of revenues:
Software products	1.8	1.2	2.4
Service and other	11.6	12.2	12.3
Amortization of purchased intangible assets	2.8	1.3	—

Total costs of revenues	16.2	14.7	14.7

Gross profit	83.8	85.3	85.3
Operating expenses:
Research and development	16.3	19.8	23.2
Marketing and sales	40.2	41.5	54.7
General and administrative	9.7	10.5	12.7
In-process research and development charge	2.8	1.2	—
Restructuring charge	1.0	1.0	1.7
Charitable contribution	—	—	1.1

Total operating expenses	70.0	74.0	93.4

Income from operations	13.8	11.3	(8.1)
Other income, net	3.3	7.1	10.5

Income before provision for income taxes	17.1	18.4	2.4
Provision for income taxes	7.8	7.0	0.9

Net income	9.3%	11.4%	1.5%

Years Ended May 31, 2004, 2003 and 2002

     In fiscal years 2002 and 2003, our Management Information Systems (“MIS”) operations expense was fully allocated to our research and development organization. Beginning in fiscal year 2004, we allocated our total MIS expenses throughout our organization, in order to more closely match the practices of other software companies. When compared with fiscal years 2002 and 2003, these allocations had the net effect in fiscal year 2004 of reducing our research and development expenses, and increasing expenses of costs of software products, costs of service and other, marketing and sales and general and administrative. Our worldwide MIS expenses consist primarily of employee compensation and benefits, capital equipment related (expensed or depreciated, including associated maintenance contracts and rentals) and corporate overhead allocations. In fiscal year 2004, these expenses were approximately $1.0 million per quarter.  Fiscal year 2002 and fiscal year 2003 MIS operating expenses have been reclassified to conform with the 2004 presentation.

Revenues

Total revenues	2004	Percent Change	2003	Percent Change	2002

	(dollars in millions)
Total revenues	$124.3	21.9%	$102.0	8.7%	$93.8

     The increase in total revenues from fiscal year 2003 to fiscal year 2004 was due to a $14.4 million increase in our software product revenues and to a $7.9 million increase in our service and other revenues. In practice, our management tracks most closely and calculates our average selling prices only for those deals which total $40,000 or more in total deal size (product and services). The increase in total revenue was the result of an increase in the total number of customer transactions for deal sizes greater than $40,000,combined with a marginal increase in the average revenue per transaction. Fiscal year 2004 results include a full year of revenues for our Ultraseek product, whereas fiscal year 2003 results include revenues from only the latter six months of fiscal 2003, as the acquisition of the assets from Inktomi Corporation occurred in the middle of fiscal 2003. Also, fiscal year 2004 results include the addition of our suite of content capture products, which were derived from the purchase of Cardiff Software in March 2004 and to a much lesser extent the Vrep product which was derived came from the purchase of NativeMinds. Additionally, fiscal year 2004 includes a payment in the first quarter from BroadVision of past royalties in connection with the settlement of outstanding litigation, which was less than 5% of revenues for the full year period. For fiscal year 2005, we expect our total revenues to increase as a result of an increase in volumes of transactions of deal sizes greater than $40,000, and to a lesser extent, increased volumes and revenues associated with transaction less than $40,000. We expect volumes of transactions and total revenues to increase as we expect to maintain a growth rate consistent with the overall growth rates with the markets we serve as well we expect to see increased revenue from a full year worth of Cardiff Software products and the NativeMind product that we acquired in March of 2004. These expectations are based on assumptions we believe are reasonable, but actual results may differ from our expectations as a result of the risks set forth in “Risks Relating to Our Operations” at the end of Item 1 of this form 10-K.

     The increase in total revenues from fiscal year 2002 to fiscal year 2003 was due to a $1.7 million increase in our software product revenues and to a $6.5 million increase in our service and other revenues. The increase was the result of an increase in the total number of customer transactions combined with a relatively smaller reduction in the average revenue per transaction. Fiscal year 2003 results include the addition of our Ultraseek product, which came from the purchase of assets and obligations of Inktomi Corporation’s enterprise search software business in December 2002.

     International revenues represented 34%, 37% and 36% of our total revenues in fiscal 2004, 2003 and 2002, respectively and no single customer accounted for 10% or more of our revenues during fiscal years 2004, 2003 or 2002. Revenues derived from sales to the federal government and its agencies were 9.3%, 9.8% and 6.1% of total revenues in fiscal years 2004, 2003 and 2002, respectively. Sales to government agencies will continue to fluctuate as a percentage of revenues in the future.

Software product revenues	2004	Percent Change	2003	Percent Change	2002

	(dollars in millions)
Software product revenues	$72.0	25.2%	$57.5	2.9%	$55.9
Percentage of total revenues	57.9%		56.4%		59.6%

     Our software product revenues consist primarily of fees for software licenses and to a lesser extent, the sale of hardware scanners associated with the acquisition of Cardiff Software.

     We saw an increase in demand for our software products in fiscal year 2004, compared with fiscal year 2003. The increase in software product revenues during this period was due primarily to the following:

•	increased number of sales transactions, in combination with increased average selling price for transactions greater than $40,000;
•	increased sales to our OEM customers;
•	increased sales of our Ultraseek product, which we did not have prior to our acquisition of the enterprise search assets of Inktomi Corporation in December 2002; and
•	incremental sales of our suite of content capture products, which we did not have prior to our acquisition of Cardiff Software in March 2004.

     In addition, software product revenues for fiscal year 2004 included the recognition of revenue in the first quarter of past royalties in connection with our confidential settlement with BroadVision related to our outstanding litigation. This revenue accounted for less than 5% of total revenues in the period.

     The modest increase in software product revenues from fiscal year 2002 to fiscal year 2003 resulted primarily from sales of our Ultraseek product, which we did not have prior to our acquisition of enterprise search assets of Inktomi Corporation in December 2002. This increase was offset in part by a decrease in sales of our K2 product application and to decreased OEM royalties.

Service and other revenues	2004	Percent Change	2003	Percent Change	2002

	(dollars in millions)
Service and other revenues	$52.3	17.8%	$44.4	17.2%	$37.9
Percentage of total revenues	42.1%		43.6%		40.4%

     Our service and other revenues consist primarily of fees for software maintenance, consulting and training.

     The increase in service and other revenues from fiscal year 2003 to fiscal year 2004 was due to $1.8 million in increased sales of consulting services and to $5.8 million in increased maintenance revenues.  This increase resulted primarily from increased maintenance contracts associated with our increase in software product revenues and from maintenance contracts acquired as part of our acquisitions of Cardiff Software and assets from NativeMinds.

     The increase in service and other revenues from fiscal year 2002 to fiscal year 2003 was due to $4.4 million in increased sales of consulting services and to $2.2 million in increased maintenance revenues which resulted primarily from maintenance contracts acquired as part of the purchase of enterprise search assets of Inktomi Corporation.

Costs of Revenues

Costs of software products	2004	Percent Change	2003	Percent Change	2002

	(dollars in millions)
Costs of software products	$2.3	91.7%	$1.2	(47.8)%	$2.3
Percentage of software product revenues	3.2%		2.1%		4.1%

     Costs of software products consist primarily of product media, duplication, manuals, packaging materials, shipping expenses,employee compensation expenses, royalties paid to third-party vendors, and in certain instances, licensing of third-party software incorporated in our products. Also included in costs of software products, to a lesser extent, is the cost of the hardware scanners which we began selling as a result of the acquisition of Cardiff Software beginning March 15, 2004. We believe that costs of software products will increase in absolute dollars in fiscal 2005, primarily as a result of increased royalties paid to third-party software vendors and to increased costs associated with the additional forecasted revenues. Additionally, we expect an increase in the costs of software products as a percentage of software product revenues resulting from the increased royalties cost of third-party software vendors relating to Cardiff Software’s product line.

     The increase in costs of software products in absolute dollars for fiscal year 2004, compared with the prior fiscal year, was primarily attributable to higher average cost associated with our newly acquired content management software, coupled with a $0.4 million increase in costs of third party royalties and a $0.4 million increase in costs for manuals and product media associated with the product release of Verity K2 Enterprise 5.0.

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

     In fiscal years 2004, 2003 and 2002, we did not capitalize any software development costs since such costs were not material.

Costs of service and other	2004	Percent Change	2003	Percent Change	2002

	(dollars in millions)
Costs of service and other	$14.5	16.0%	$12.5	8.7%	$11.5
Percentage of service and other revenues	27.7%		28.2%		30.3%

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

      The increase in costs of service and other in absolute dollars from fiscal year 2003 to fiscal year 2004 was due to a $1.4 million increase in compensation and other employee related expenses, primarily as a result of the Cardiff Software acquisition. Also contributing to the increase was $0.5 million in additional costs associated with using third-party contractors to provide professional services. The decrease as a percentage of service and other revenues was related to higher margins associated with Cardiff Software services.

     The increase in costs of service and other in absolute dollars from fiscal year 2002 to fiscal year 2003 was due to increased compensation and other employee related expenses resulting from a slightly higher average headcount. The higher average headcount resulted from the addition of personnel necessary to respond to increased demand for services and in connection with the purchase of the enterprise search assets from Inktomi Corporation purchase in December 2002. This compares with the prior year period in which headcount began at a higher level than at any time during the first two quarters of fiscal year 2003, but was reduced during our staffing reorganization during the quarter ended November 30, 2001.

Amortization of purchased intangible assets	2004	Percent Change	2003	Percent Change	2002

	(dollars in millions)
Amortization of purchased intangible assets	$3.5	169.2%	$1.3	nm	$0.0
Percentage total revenues	2.8%		1.3%		0.0%

     During fiscal year 2004, we amortized $3.5 million of the purchased intangible assets in connection with acquired technology, patents and maintenance agreements from our Inktomi, Cardiff Software and NativeMinds acquisitions. We will record quarterly amortization expenses of $0.6 million associated with the purchased intangible assets of the enterprise search assets of Inktomi Corporation over the estimated useful life of five years, $0.9 million associated with the purchased intangible assets of Cardiff Software over the estimated useful life of four years, and $0.1 million associated with the purchased intangible assets of NativeMinds over the estimated useful life of four years.

The estimated future amortization expense of purchased intangible assets as of May 31, 2004 is as follows (in thousands):

Fiscal Year	Amount

2005	$6,758
2006	$6,757
2007	$6,757
2008	$4,582

Total	$24,854

Operating Expenses

Research and Development	2004	Percent Change	2003	Percent Change	2002

	(dollars in millions)
Research and development	$20.2	0.5%	$20.1	(7.3)%	$21.7
Percentage of total revenues	16.3%		19.8%		23.2%

     Research and development expenses consist primarily of employee compensation and benefits, payments to outside contractors, depreciation on equipment used for development and corporate overhead allocations. We believe that research and development is essential to maintaining our competitive position and we will continue to make significant investments in research and development with the goal of continuing to align research and development expenses with anticipated revenues.Beyond our first quarter of fiscal 2005, we anticipate that research and development expenses will increase modestly resulting from annual compensation increases.

     The increase in research and development expenses in absolute dollars from fiscal year 2003 to fiscal year 2004 was primarily due to additional Cardiff Software related expenses in the fourth quarter of fiscal 2004 which was substantially offset by a decrease in compensation and other employee related expenses associated with the reduction in staffing in our research and development organization in November 2003.

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

Marketing and Sales	2004	Percent Change	2003	Percent Change	2002

	(dollars in millions)
Marketing and sales	$50.0	18.2%	$42.3	(17.7)%	$51.4
Percentage of total revenues	40.2%		41.5%		54.8%

     Marketing and sales expenses consist primarily of employee compensation, including sales commissions and benefits, tradeshows, outbound marketing and other lead generation activities, public relations, travel expenses associated with our sales staff and corporate overhead allocations. We anticipate that we will continue to make significant investments in marketing and sales with the goal of continuing to align marketing and sales expenses with anticipated revenues. Beyond our first quarter of fiscal 2005, we anticipate that marketing and sales expenses will increase modestly as a result of planned annual compensation increases and from planned increased headcount and lead generation activities necessary to support our increased revenue projections in the second half of fiscal 2005.

     The increase in marketing and sales expenses in absolute dollars from fiscal year 2003 to fiscal year 2004 was primarily due to a $3.8 million increase in sales commissions resulting from the combination of higher revenue and an increased commission payout rate. Additionally, $1.4 million of the increase was attributable to compensation related increases and $0.3 million from allocations, both due to a higher average headcount.  Also contributing to the increase was $0.8 million from higher lead generation and sales expenses, $0.4 million from increased travel expenses and $0.2 million from increased depreciation expenses.

     The decrease in marketing and sales expenses in absolute dollars from fiscal year 2002 to fiscal year 2003 was primarily due to a $9.3 million decrease in compensation and other employee related expenses associated with the reduction in staffing in our marketing and sales organization during the quarters ended November 30, 2002 and 2001, and the transfer of our current CEO from marketing and sales to the general and administrative organization, offset in part by the addition of personnel in connection with the purchase of the enterprise assets of Inktomi Corporation during the quarter ended February 28, 2003.

General and administrative	2004	Percent Change	2003	Percent Change	2002

	(dollars in millions)
General and administrative	$12.1	13.1%	$10.7	(10.1)%	$11.9
Percentage of total revenues	9.7%		10.5%		12.7%

     General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and general management, provisions for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations.

     The increase in general and administrative expenses in absolute dollars from fiscal year 2003 to fiscal year 2004 was primarily due to the additional expenses related to the Cardiff Software acquisition that occurred in the fourth quarter of fiscal year 2004. Additionally, public company expenses (i.e. audit and tax fees, insurance, and investor relations expenses) increased approximately $0.5 million over the prior fiscal year.

     The decrease in general and administrative expenses in absolute dollars from fiscal year 2002 to fiscal year 2003 was due to a $1.6 million decrease in expenses for outside professional services including legal fees, and audit and tax fees and a $0.7 million decrease in bad debt expense. This was offset in part by a $0.4 million increase in insurance costs, increased compensation costs associated with the addition of personnel in connection with the purchase of the enterprise assets of Inktomi Corporation during the quarter ended February 28, 2003 and increased costs associated with transferring our CEO to the general and administrative organization from marketing and sales.

In-process research and development	2004	Percent Change	2003	Percent Change	2002

	(dollars in millions)
In-process research and development	$3.5	192%	$1.2	nm	$0.0
Percentage of total revenues	2.8%		1.2%		0.0%

     Of the total in-process research and development expense of $3.5 million for fiscal year 2004, approximately $3.3 million was attributable to the Cardiff Software purchase and approximately $0.2 million was attributable to the NativeMinds purchase. Total in-process research and development expense of $1.2 million for fiscal year 2003 was attributable to the Inktomi purchase.  The methodology for allocating the purchase price to in-process research and development is determined through established valuation techniques as outlined in the In-Process R&D Practice Aid published by the American Institute of Certified Public Accountants, Inc. (“AICPA”), as more fully discussed in Note 3 to the Consolidated Financial Statements included in this report. The fair value allocation to in-process research and development was determined, and expensed upon acquisition, by identifying the research projects for which technological feasibility had not been achieved and which had no alternative future use at the acquisition date, assessing the stage and expected date of completion of the research and development effort at the acquisition date, and calculating the net present value of the cash flows (by discounting expected future cash flows to present value) expected to result from the successful deployment of the new technology resulting from the in-process research and development effort. The discount rates used in the present value calculations are typically derived from a weighted-average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the development life cycle based on each in-process research and development project’s stage of completion.

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

     The key assumptions underlying the valuations for our acquisitions primarily consisted of an expected completion date for the in-process research and development projects, estimated costs to complete these projects, revenue and expense projections assuming the products have entered the market, and discount rates based on the risks associated with the stage of completion of the in-process technology acquired.

Restructuring charge	2004	Percent Change	2003	Percent Change	2002

	(dollars in millions)
Severance costs	$1.2	71.4%	$0.7	(41.6)%	$1.2
Legal and other outside services costs	0.1	0.0%	0.1	(66.6)%	0.3
Adjustments to estimates	(0.1)	nm	0.0	nm	0.0
Facilities and other charges	0.0	nm	0.2	100%	0.1

Restructuring charge	$1.2	20.0%	$1.0	(37.5)%	$1.6

Percentage of total revenues	1.0%		1.0%		1.7%

     We had two restructuring activities in fiscal 2004.  As a result of our Cardiff Software acquisition, we recorded a $0.3 million restructuring charge related to positions we identified to be redundant in our the quarter ended May 31, 2004. The anticipated cost savings resulting from this restructuring consist of reduced compensation expenses from the affected employees, offset by any subsequent headcount additions.In November 2003, we implemented a worldwide restructuring to focus on reducing expenses and improving efficiency due to continued macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, we recorded a $1.0 million restructuring in our quarter ended November 30 2003, of which approximately $0.9 million was related to severance costs associated with the reduction in the worldwide workforce by approximately 40 employees and approximately $0.1 million to legal and other outside services.

     In November 2002, we implemented a worldwide restructuring to focus on reducing expenses and improving efficiency due to continued macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, we recorded in the quarter ended November 30, 2002, a $1.0 million restructuring charge, of which approximately $0.7 million was related to severance costs associated with the reduction in the worldwide workforce by approximately 50 employees, approximately $0.1 million to legal and other outside services in connection with the restructuring, and approximately $0.2 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada and the Netherlands and was concentrated in research and development and, to a lesser extent, sales and marketing.

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

     As of May 31, 2004, $0.3 million, $0.1 million and $0.0 million of the restructuring charges remain to be paid out from the restructuring charges recorded in fiscal 2004, 2003 and 2002, respectively.

     None of these restructuring charges is expected to have a material impact on our future results of operations, liquidity or sources or uses of capital.

Charitable contribution	2004	Percent Change	2003	Percent Change	2002

	(dollars in millions)
Charitable contribution	$0.0	nm	$0.0	nm	$1.0
Percentage of total revenues	0.0%		0.0%		1.1%

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

Other income, net	2004	Percent Change	2003	Percent Change	2002

	(dollars in millions)
Other income, net	$4.1	(43.1)%	$7.2	(27.3)%	$9.9
Percentage of total revenues	3.3%		7.1%		10.5%

    Other income consists primarily of interest income and realized gains from our investments in marketable securities as well as transaction gains and losses associated with foreign currency fluctuations with associated with our Benelux and Canadian subsidiaries offset by our foreign currency hedging activity.  While we engage in simple hedging activities to minimize the impact of foreign currency fluctuation on our consolidated statements of operations, there is no assurance that a significant change in foreign currency exchange rates may not have a material adverse effect on our consolidated statements of operations in the future.

     The decrease in other income in absolute dollars from fiscal year 2002 through fiscal year 2004 was primarily due to decreasing overall yields on our portfolio of marketable securities caused by the decreasing interest rate environment.

Income tax provision	2004	Percent Change	2003	Percent Change	2002

	(dollars in millions)
Income tax provision	$9.7	36.6%	$7.1	725.7%	$0.9
Percentage of total revenues	7.8%		7.0%		0.9%
Effective tax rate	45.4%		38.0%		38.0%

     Income tax provision includes U.S. and foreign income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

     The increase in our effective tax rate percentage in 2004 as compared to 2003 and 2002 was primarily a result of the in process research and development charge which is excluded as a deduction for tax purpose, and to a lesser extent, reductions in year over year research and development credits.

Quarterly Results of Operations

     The following table sets forth certain unaudited consolidated statements of operations data, both in dollar amount and as a percentage of total revenues, for each of the eight quarters in the period ended May 31, 2004. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those specifically discussed in “Item 1. Business — Risks Relating to Our Operations.”

	Quarter Ended

	May 31, 2004	Feb. 29, 2004	Nov. 30, 2003	Aug. 31, 2003	May 31, 2003	Feb. 28, 2003	Nov. 30, 2002	Aug. 31, 2002

	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Software products	$23,800	$17,795	$16,227	$14,177	$16,552	$15,722	$12,949	$12,306
Service and other	14,467	12,746	12,672	12,426	12,653	12,122	9,942	9,704

Total revenues	38,267	30,541	28,899	26,603	29,205	27,844	22,891	22,010

Costs of revenues:
Software products	1,134	368	429	339	272	256	291	390
Service and other	4,531	3,260	3,288	3,388	3,421	3,268	3,078	2,743
Amortization of purchased intangible assets	1,521	645	645	645	645	645	—	—

Total costs of revenues	7,186	4,273	4,362	4,372	4,338	4,169	3,369	3,133

Gross profit	31,081	26,268	24,537	22,231	24,867	23,675	19,522	18,877

Operating expenses:
Research and development	5,631	4,346	4,773	5,461	5,209	5,147	4,481	5,308
Marketing and sales	14,076	12,109	11,687	12,134	11,516	10,545	9,678	10,571
General and administrative	4,007	2,451	2,712	2,887	3,126	2,474	2,462	2,674
In-process research and development charge	3,472	—	—	—	—	1,200	—	—
Restructuring charge	254	—	972	—	—	—	993	—

Total operating expenses	27,440	18,906	20,144	20,482	19,851	19,365	17,614	18,553

Income from operations	3,641	7,362	4,393	1,749	5,016	4,310	1,908	324
Other income, net	600	564	1,770	1,185	1,819	1,590	1,904	1,904

Income before provision for income taxes	4,241	7,926	6,163	2,934	6,835	5,900	3,812	2,228
Provision for income taxes	2,846	3,170	2,524	1,115	2,596	2,242	1,449	847

Net income	$1,395	$4,756	$3,639	$1,819	$4,239	$3,658	$2,363	$1,381

Net income per share — basic	$0.04	$0.13	$0.10	$0.05	$0.12	$0.11	$0.07	$0.04

Net income per share — diluted	$0.04	$0.12	$0.09	$0.05	$0.11	$0.10	$0.07	$0.04

Number of shares used in per share calculation — basic	37,476	37,942	37,579	37,504	36,665	34,739	34,699	35,548

Number of shares used in per share calculation — diluted	39,097	40,568	39,475	39,663	40,086	37,883	35,766	36,645

	As a Percentage of Total Revenues

Revenues:
Software products	62.2%	58.3%	56.2%	53.3%	56.7%	56.5%	56.6%	55.9%
Service and other	37.8	41.7	43.8	46.7	43.3	43.5	43.4	44.1

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Costs of revenues:
Software products	3.0	1.2	1.5	1.3	1.0	.9	1.3	1.8
Service and other	11.8	10.7	11.4	12.7	11.7	11.7	13.4	12.5
Amortization of purchased intangible assets	4.0	2.1	2.2	2.4	2.2	2.4	—	—

Total costs of revenues	18.8	14.0	15.1	16.4	14.9	15.0	14.7	14.3

Gross profit	81.2	86.0	84.9	83.6	85.1	85.0	85.3	85.7

Operating expenses:
Research and development	14.7	14.2	16.5	20.5	17.8	18.5	19.6	24.1
Marketing and sales	36.8	39.6	40.4	45.6	39.4	37.9	42.3	48.0
General and administrative	10.5	8.0	9.4	10.9	10.7	8.8	10.8	12.1
In-process research and development charge	9.1	—	—	—	—	4.3	—	—
Restructuring charge	0.7	—	3.4	—	—	—	4.3	—

Total operating expenses	71.7	61.9	69.7	77.0	67.9	69.5	77.0	84.2

Income from operations	9.5	24.1	15.2	6.6	17.2	15.5	8.3	1.5
Other income, net	1.6	1.8	6.1	4.5	6.2	5.7	8.4	8.7

Income before provision for income taxes	11.1	26.0	21.3	11.0	23.4	21.2	16.7	10.2
Provision for income taxes	7.4	10.4	8.7	4.2	8.9	8.1	6.3	3.9

Net income	3.6%	15.6%	12.6%	6.8%	14.5%	13.1%	10.4%	6.3%

     In fiscal years 2002 and 2003, our Management Information Systems (“MIS”) operations expense was fully allocated to our research and development organization. Beginning in fiscal year 2004, we allocated our total MIS expenses throughout our organization, in order to more closely match the practices of other software companies. When compared with fiscal years 2002 and 2003, these allocations had the net effect in fiscal year 2004 of reducing our research and development expenses, and increasing expenses of costs of software products, costs of service and other, marketing and sales and general and administrative. Our worldwide MIS expenses consist primarily of employee compensation and benefits, capital equipment related (expensed or depreciated, including associated maintenance contracts and rentals) and corporate overhead allocations. In fiscal year 2004, these expenses were approximately $1.0 million per quarter.  Fiscal year 2002 and fiscal year 2003 MIS operating expenses have been reclassified to conform with the 2004 presentation.

Liquidity and Capital Resources

     As of May 31, 2004, we had $201.8 million in cash and cash equivalents and available-for-sale securities compared to $250.7 million at May 31, 2003. At May 31, 2004, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $117.5 million. As of May 31, 2004, we had a $0.6 million liability under a deferred purchase payment to NativeMinds Inc in connection with the acquisition of the intellectual property.

     As of May 31, 2004, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Fair Value

Short-term	$25,229	$27	$25,256
Long-term	85,003	(755)	84,248

Total investments	$110,232	$(728)	$109,504

     As of May 31, 2003, available-for-sale securities consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Fair Value

Short-term	$52,192	$801	$52,993
Long-term	111,371	708	112,079

Total investments	$163,563	$1,509	$165,072

     Our cash flows for the last three years were as follows:

Fiscal period ended May 31,	2004	2003	2002

	(dollars in millions)
Net cash provided by operating activities	$22.9	$24.1	$18.9
Net cash provided by (used in) investing activities	0.5	0.6	(18.3)
Net cash provided by (used in) financing activities	$(17.3)	$7.5	$(2.6)

     Our cash provided by operating activities in fiscal 2004 was driven primarily from our net income of $11.6 million and the add back of non-cash expenses reported in our consolidated statements of operations, primarily non-cash depreciation and amortization of $6.9 million and a non-cash write-off of in-process research and development of $3.5 million.  Changes in working captial including other accrued liabilities, prepaid and other assets and deferred revenue collectively generated cash flow of $10.2 million. These cash flow generating activities were offset by cash outflows in our working capital including a $6.9 increase in accounts receivable, primarily resulting from our year over year increase in revenues, $2.5 million relating to accrued compensation and $1.8 million due to accounts payable.  Cash provided by operating activities increased to $24.1 million for fiscal year 2003 compared to $18.9 million in fiscal year 2002.  This $5.2 million increase was primarily due to the increase in net income of $10.2 million, the effect on cash flow of which was further increased by approximately $5.2 million due to greater non-cash expenses, offset by changes in operating assets and liabilities, comprised mostly of a $15.8 million decrease in accounts receivable in fiscal year 2002 compared to only a $2.5 million decrease in fiscal year 2003.  We expect we will have positive cash flows from operating activities in 2005, as we believe we will be profitable for this time period and do not expect significant changes in working capital that would more than offset the forecasted cash flow generating capacity of our operations in fiscal 2005.

     Cash provided by investing activities for fiscal year 2004 of $0.5 million was primarily due to the sales and maturity of marketable securities, partially offset by the purchases of marketable securities and $50.9 million for the purchase of Cardiff Software and NativeMinds. Cash provided by investing activities for fiscal years 2003 and 2002 of $0.6 million and $(18.3) million, was primarily due to the purchases of marketable securities offset by the sale and maturity of marketable securities. We also used $23.8 million in fiscal 2003 to purchase the Inktomi enterprise search software assets. Capital expenditures were $2.0 million, $1.7 million and $3.1 million in fiscal years 2004, 2003 and 2002, respectively. For fiscal years 2004, 2003 and 2002, the capital expenditures consisted primarily of purchases for computer hardware and software.

     Cash used of $17.3 million in financing activities in fiscal year 2004 was primarily due to the $50.0 million in repurchases of our common stock through our stock repurchase program, offset by $32.7 million in proceeds from the sale of common stock as a result of stock option exercises and from the issuance of common stock in connection with our Employee Stock Purchase Plan. Cash provided by financing activities in fiscal year 2003 was primarily due to $36.1 million in proceeds from the sales of common stock as a result of stock option exercises and from the issuance of common stock in connection with our Employee Stock Purchase Plan, offset by $28.6 million in repurchases of our common stock through our stock repurchase program. Cash used by financing activities in fiscal year 2002 was primarily due to $20.0 million in repurchases of our common stock through our stock repurchase program, partially offset by $17.4 million in proceeds from the sale of common stock as a result of stock option exercises and from the issuance of common stock in connection with our Employee Stock Purchase Plan.  Our Board of Directors has authorized a $50 million stock repurchase program in fiscal 2005.Although we are not obligated to make any repurchases under this program, if we do make the majority of the repurchases authorized then we expect to use cash in financing activities in 2005.

     Our principal commitments as of May 31, 2004 consist of obligations under operating leases, totaling $16.3 million over the life of these leases.  We have no long-term debt obligations or capital lease obligations.

     Under our operating leases, we have minimum rental payments as follows:

Fiscal Year Ending May 31,	Rental Payments	Sublease Income

2005	3,625	(319)
2006	3,487	(134)
2007	2,657	(75)
2008	2,535	—
2009 and thereafter	4,010	—

	$16,314	$(528)

     Contractual obligations at May 31, 2004 were as follows:

(dollars in millions)	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating Leases	$16.3	$3.6	$6.1	$4.2	$2.4
Deferred Purchase Payment	3.7	3.1	0.6	0.0	0.0

Total Contractual Cash Obligations	$20.0	$6.7	$6.7	$4.2	$2.4

     On December 17, 2002, we completed the purchase of certain assets and obligations of Inktomi Corporation’s enterprise search software business. Of the total $25.0 million purchase price, we deferred $3.0 million in order to secure Inktomi’s indemnification obligations under the Purchase Agreement. On June 17, 2004, we paid Inktomi /Yahoo! an amount equal to the sum of (i) $3.0 million plus (ii) $67,500 in simple interest thereon calculated from the December 17, 2002 through the date of payment at an annual rate of 1.5%.

     On March 3, 2004, we concluded the NativeMinds strategic asset purchase for $3.9 million.  Of the total purchase, we deferred $0.8 million to secure NativeMinds’ indemnification obligations under the Purchase Agreement.  In April 2004, we paid $0.2 million and we are obligated to pay the remaining $0.6 million in September of 2005.

     In fiscal 2004, we repurchased and retired 3,694,978 shares of our common stock through open market transactions for a total of $50.0 million. Our previous program, initiated on September 12, 2001, terminated at May 31, 2003. Under that program, we repurchased and retired 3,952,005 shares of our common stock through open market transactions, valued at approximately $48.5 million.

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

Recent Accounting Pronouncements

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) which revises or rescinds certain sections of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. The changes noted in SAB 104 did not have a material effect on our financial position, results of operations or cash flows.

     In July 2003, the EITF reached a consensus on Issue No. 03-05, “Applicability of AICPA SOP 97-2 to Non Software Deliverables in an Arrangement Containing More Than Incidental Software.” The consensus in EITF No. 03-05 clarifies the guidance in EITF 00-21.  The adoption of Issue No. 03-05 did not have a material effect on our consolidated financial position, results of operations or cash flows.

     In May, 2003, the FASB issued Statement No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Verity does not use such instruments in its share repurchase program. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The adoption of Statement 150 did not have a material effect on our consolidated financial position, results of operations or cash flows.

     In April, 2003, the FASB issued Statement No. 149 (“Statement 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

     We have adopted the disclosure provisions of FIN 45 and evaluated the impact of the measurement provisions on  our financial position and results of operations. As of May 31, 2003, our guarantees that were issued or modified after December 31, 2002 were not material. Our guarantees issued before December 31, 2002, which would have been disclosed in accordance with the disclosure requirements of FIN 45, were not material.

Related Party Transactions

     Regent Pacific Management Corporation (“Regent Pacific”) has been providing management services to Verity pursuant to a Retainer Agreement between Verity and Regent Pacific dated July 31, 1997, which has undergone a series of amendments. In January 2004, Verity and Regent Pacific entered into an amendment to the Retainer Agreement providing for a 75% reduction in weekly fees payable by Verity under the Retainer Agreement, beginning in March 2004, as well as an extension of the non-cancelable period of the Retainer Agreement from February 28, 2004 to February 28, 2005. As a result of the amendment, the services to be rendered by Regent Pacific to Verity under the Retainer Agreement have been reduced. In addition, pursuant to the amendment, Gary J. Sbona continues to serve as our Executive Chairman of the Board, but Stephen W. Young ceased to serve as Verity’s Chief Operating Officer effective as of March 1, 2004. In accordance with the agreement, Verity pays Regent Pacific $12,500 per week for the management services that Regent Pacific provides to Verity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds, none of which we hold for trading purposes.  As of May 31, 2004, approximately 58% of our portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

     The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of May 31, 2004:

	FY2005	FY2006	FY2007	Total	Fair Value

	(in thousands)
Cash and cash equivalents	$92,245	—	—	$92,245	$92,245
Average interest rate	1.1%	—	—	1.1%	1.1%
Fixed-rate securities	$20,256	$37,177	$47,071	$104,504	$104,504
Average interest rate	2.7%	2.3%	2.7%	2.6%	2.6%
Variable-rate securities	$5,000	—	—	$5,000	$5,000
Average interest rates	1.2%	—	—	1.2%	1.2%

     During fiscal year 2004, our cash equivalents and investments decreased by $49.0 million in total value from fiscal year 2003.  This decrease in value of our portfolio resulted from the purchase of Cardiff Software  and NativeMinds.  Commensurate with the decrease in value, the composition of our portfolio changed in that our fixed rate securities decreased by $57.9 million while our combined cash and cash equivalents and variable rate investments increased by $8.9 million

     As a result of the decrease in the amount of fixed-rate securities, the amount of interest we earn on our portfolio as of May 31, 2004 will be more responsive to interest rate fluctuations as compared to May 31, 2003, but the value of the portfolio will be less responsive to interest rate fluctuation. By policy, we strive to maintain a diverse portfolio with limits on maximum individual security duration and weighted average portfolio maturity.

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

     Foreign Currency Transaction Risk. We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 180 days or less. We do not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts (non equity hedges) are marked to market at the end of the period with any changes in market value included in Other expense, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction loss included in Other expense, net in the accompanying consolidated statements of operations were ($0.9 million) ($0.3 million) and ($0.1 million) in fiscal 2004, 2003 and 2002, respectively. The fair value of the foreign currency forward contracts was $2.8 million and $ 7.4 million as of May 31, 2004 and 2003, respectively.

     The table below presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for the outstanding forward contracts as of May 31, 2004. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per United States dollar. All of our forward contracts mature in 180 days or less as of May 31, 2004.

Table of Forward Contracts:

(Dollars in millions)	Exchange Foreign Currency for U.S. Dollars (Notional Amount)	Exchange U.S. Dollars for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate

Functional Currency:
Canadian Dollar	$2.9	$—	1.29

The table below presents the notional amounts (at contract exchange rates) and the weighted average contractual foreign currency exchange rates for the outstanding forward contracts as of May 31, 2003. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per United States dollar. All of our forward contracts mature in 90 days or less as of May 31, 2003.

Table of Forward Contracts:

(Dollars in millions)	Exchange Foreign Currency for U.S. Dollars (Notional Amount)	Exchange U.S. Dollars for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate

Functional Currency:
Canadian Dollar	$2.1	$—	1.42
Euro	4.6	—	0.96

	$6.7	$—

Item 8. Financial Statements and Supplementary Data

     Our Consolidated Financial Statements and Notes thereto, and related Financial Schedule, begin on page 47 of this Annual Report on Form 10-K and are incorporated by reference here. Supplementary financial information for the eight quarters ended May 31, 2004 is set forth under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Results of Operations” and is incorporated by reference here.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     Our change in independent accountants to audit our financial statements in fiscal 2004 was previously reported in our Current Report on Form 8-K filed with the Securities and exchange Commission on October 29, 2003, as amended by a Form 8-K/A filed October 31, 2003.

Item 9A. Controls and Procedures

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

     Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2004. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of May 31, 2004, to provide reasonable assurance that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K.

     Changes in Internal Control over Financial Reporting. During the three months ended May 31, 2004, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by KPMG LLP, our independent auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The only non-audit services approved by our Audit Committee to be performed by KPMG LLP are: (1) tax compliance services; (2) tax consulting services; and (3) financial due diligence in connection with potential mergers or acquisitions.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information relating to our executive officers required by this item is set forth in Part I — Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2004 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the “Proxy Statement”) under the captions “Proposal 1, Election Of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

     The information required by this Item is incorporated by reference from the Proxy Statement, including under the captions “Executive Compensation,” “Employment Agreements, Severance and Change of Control Arrangements” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item is incorporated by reference from the Proxy Statement under the captions “Security Ownership Of Certain Beneficial Owners And Management,” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated by reference from the Proxy Statement under the caption “Certain Relationships And Transactions.”

Item 14. Principal Accountant Fees and Services

     The information required by this Item is incorporated by reference from the Proxy Statement under the caption “Proposal 3, Ratification Of Selection Of Independent Auditors” under the subcaptions “Independent Auditors’ Fees” and “Pre-Approval Policies and Procedures”.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this Form:

(b)	Reports on Form 8-K:

March 11, 2004, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K to furnish under Item 12 the announcement of our financial results for the third quarter of fiscal year 2004, which announcement included our consolidated statements of operations and consolidated balance sheets for the periods reported in that press release.

March 30, 2004, we filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting under Item 2 our acquisition of Cardiff Software, Inc., and filing the announcement of the acquisition under Item 7.  We subsequently determined that the filing was not required by Item 2, and consequently no financial statements were required to be filed.

(c)	Exhibits

See Index to Exhibits immediately following the signature page of this Form 10-K, which is incorporated by reference here, for the exhibits filed with this report.

(d)	Financial Statement Schedules

See Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Verity, Inc:

We have audited the accompanying consolidated balance sheet of Verity, Inc. and subsidiaries, as of May 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, cash flows, and comprehensive income for the year then ended.  Our audit also included the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Verity, Inc. and subsidiaries as of May 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California
June 22, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Verity, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 43 present fairly, in all material respects, the financial position of Verity, Inc. and its subsidiaries at May 31, 2003, and the results of their operations and their cash flows for  the years ended May 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years 2002 and 2003 listed in the index appearing under Item 15(a)(2) on page 43 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California
June 13, 2003

VERITY, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	May 31,

	2004	2003

ASSETS

Current assets:
Cash and cash equivalents	$92,245	$85,672
Short-term investments	25,256	52,993
Trade accounts receivable, net of allowance for doubtful accounts of $2,131 and $1,720	31,807	22,597
Deferred tax assets	2,482	1,704
Prepaid and other assets	4,636	4,719

Total current assets	156,426	167,685
Property and equipment, net	4,272	5,168
Long-term investments	84,248	112,079
Deferred tax assets	17,884	20,388
Intangible assets, net	24,854	11,610
Goodwill	55,824	15,145
Other assets	573	460

Total assets	$344,081	$332,535

LIABILITIES

Current liabilities:
Accounts payable	$2,855	$2,181
Accrued compensation	10,086	8,518
Income tax payable	4,214	3,493
Deferred purchase payment	3,066	—
Other accrued liabilities	5,043	4,817
Deferred revenue	21,421	18,874

Total current liabilities	46,685	37,883

Other non-current liabilities:
Deferred purchase payment	570	3,021

Total liabilities	47,255	40,904

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value:
Authorized: 2,000 shares
Issued and outstanding: none
Common stock, $0.001 par value:
Authorized: 200,000 shares in ; issued and outstanding: 37,280 shares in 2004 and 37,560 shares in 2003	37	38
Additional paid-in capital	259,245	264,645
Accumulated other comprehensive income	2,249	3,174
Deferred stock compensation	(88)	—
Retained earnings	35,383	23,774

Total stockholders’ equity	296,826	291,631

Total liabilities and stockholders’ equity	$344,081	$332,535

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended May 31,

	2004	2003	2002

Revenues:
Software products	$71,999	$57,529	$55,859
Service and other	52,311	44,421	37,906

Total revenues	124,310	101,950	93,765

Costs of revenues:
Software products	2,270	1,210	2,289
Service and other	14,467	12,510	11,469
Amortization of purchased intangible assets	3,456	1,290	—

Total costs of revenues	20,193	15,010	13,758

Gross profit	104,117	86,940	80,007

Operating expenses:
Research and development	20,211	20,144	21,725
Marketing and sales	50,006	42,310	51,399
General and administrative	12,057	10,736	11,917
In-process research and development charge	3,472	1,200	—
Restructuring charges	1,226	993	1,563
Charitable contribution	—	—	1,000

Total operating expenses	86,972	75,382	87,603

Income (loss) from operations	17,145	11,558	(7,596)

Interest income	4,851	7,474	10,053
Interest expense	(51)	(35)	(36)
Other expense, net	(681)	(222)	(148)

Income before provision for income taxes	21,264	18,775	2,273
Provision for income taxes	9,655	7,134	864

Net income	$11,609	$11,641	$1,409

Net income per share — basic	$0.31	$0.33	$0.04

Net income per share — diluted	$0.29	$0.31	$0.04

Number of shares — basic	37,625	35,410	35,404

Number of shares — diluted	39,666	37,595	37,169

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the years ended May 31, 2004, 2003 and 2002 (in thousands)

			Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity

	Common Stock

	Shares	Amount

Balances, May 31, 2001	35,158	35	252,733	—	652	10,724	264,144
Issuance of common stock:
Upon exercise of stock options	1,769	2	14,533	—	—	—	14,535
Under employee stock purchase plan	350	—	2,852	—	—	—	2,852
Repurchase of common stock	(1,502)	(1)	(19,985)	—	—	—	(19,986)
Unrealized gain on investments	—	—	—	—	647	—	647
Effect of foreign currency translation adjustments	—	—	—	—	664	—	664
Net income	—	—	—	—	—	1,409	1,409

Balances, May 31, 2002	35,775	$36	$250,133	$—	$1,963	$12,133	$264,265

Issuance of common stock:
Common shares issued outside of plans	2	—	—	—	—	—
Upon exercise of stock options	3,826	4	32,795	—	—	—	32,799
Under employee stock purchase plan	407	—	3,273	—	—	—	3,273
Deferred tax benefit from disqualified dispositions	—	—	7006	—	—	—	7006
Repurchase of common stock	(2,450)	(2)	(28,562)	—	—	—	(28,564)
Unrealized gain on investments	—	—	—	—	115	—	115
Effect of foreign currency translation adjustments	—	—	—	—	1,096	—	1,096
Net income	—	—	—	—	—	11,641	11,641

Balances, May 31, 2003	37,560	$38	$264,645	$—	$3,174	$23,774	$291,631

Issuance of common stock:
Upon exercise of stock options	3,040	3	28,997	—	—	—	29,000
Under employee stock purchase plan	375	—	3,664	—	—	—	3,664
Deferred tax benefit from disqualified dispositions	—	—	8,167	—	—	—	8,167
Repurchase of common stock	(3,695)	(4)	(49,996)	—	—	—	(50,000)
Stock options assumed in business combinations	—	—	3,768	—	—	—	3,768
Unrealized loss on investments	—	—	—	—	(1,343)	—	(1,343)
Deferred stock compensation	—	—	—	(89)	—	—	(89)
Amortization of deferred stock compensation	—	—	—	1	—	—	1
Effect of foreign currency translation adjustments	—	—	—	—	418	—	418
Net income	—	—	—	—	—	11,609	11,609

Balances, May 31, 2004	37,280	$37	$259,245	$(88)	$2,249	$35,383	$296,826

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended May 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$11,609	$11,641	$1,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,857	4,700	4,251
Noncash restructuring charges	144	202	(6)
Provision for bad debt expense	319	563	1,065
Deferred income taxes	751	3,141	409
Write-off of in-process research and development	3,472	1,200	—
Amortization of premium on securities, net	837	1,458	352
Changes in operating assets and liabilities:
Trade accounts receivable	(6,902)	2,474	15,715
Prepaid and other assets	2,642	1,116	1,292
Accounts payable	(1,828)	546	(822)
Accrued compensation	(2,510)	(2,027)	(1,423)
Other accrued liabilities	6,494	1,562	(1,233)
Deferred revenue	1,063	(2,461)	(2,091)

Net cash provided by operating activities	22,948	24,115	18,918

Cash flows from investing activities:
Acquisition of property and equipment	(1,976)	(1,745)	(3,073)
Purchases of investments	(686,198)	(529,858)	(512,409)
Maturity of investments	185,140	242,611	293,552
Proceeds from sale of investments	554,447	313,395	203,628
Purchase of businesses, net of cash acquired	(50,949)	(23,826)	—

Net cash provided by (used in) investing activities	464	577	(18,302)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	32,664	36,070	17,387
Repurchase of common stock	(50,000)	(28,564)	(19,986)

Net cash provided by (used in) financing activities	(17,336)	7,506	(2,599)

Effect of exchange rate changes on cash and cash equivalents	498	671	668

Net decrease in cash and cash equivalents	6,573	32,869	(1,315)
Cash and cash equivalents, beginning of period	85,672	52,803	54,118

Cash and cash equivalents, end of period	$92,245	$85,672	$52,803

Supplemental disclosure of cash flow information:
Cash paid for interest	$51	$35	$17
Cash paid for income taxes	$1,418	$1,062	$375

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended May 31,

	2004	2003	2002

Net income	$11,609	$11,641	$1,409

Unrealized gain (losses) on available for sale investments, net	(1,343)	115	647
Cumulative effect of foreign currency translation adjustments	418	1,096	664

Net change in comprehensive income	(925)	1,211	1,311

Comprehensive income	$10,684	$12,852	$2,720

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

     Verity is a leading provider of intellectual capital management software that enables our customers to maximize their return on their information assets. The intellectual capital management software market is in great part the convergence of many core markets in which we have participated for years, including search, corporate portals, and e-commerce, as well as markets we have recently entered, including question and answer interfaces, and content capture and process automation, among others.

     The Company develops, markets and supports two product families: intelligent content services (“ICS”), and content capture and process automation . Intelligent content services are search, classification, recommendation, monitoring/alerting, and question and answer infrastructure products for corporate intranets, extranets, web sites, corporate portals, business applications, online publishers, and e-commerce providers and original equipment manufacturer (“OEM”) toolkits for independent software vendors. Our comprehensive and integrated ICS product family enables numerous enterprise-wide functionalities, from the same underlying Verity information index. Our ICS products organize and provide simple, single-point access to information across the entire enterprise. In doing so, our products can be used to create or enhance business portals and standalone applications that leverage the value of existing investments in intranets and business applications. Content capture and process automation applications enable the information on paper and electronic forms to be captured in electronic form, and for manual processes that utilized that information to be automated over corporate networks. Our content capture and process automation products include capabilities for forms design, scanning, optical character recognition, forms recognition, validation, verification, workflow and routing.

     Our software has been licensed to numerous corporations, government agencies, software developers, information publishers and e-commerce vendors. We pursue sales opportunities within corporations and government agencies through the efforts of our direct sales force and through a network of value added resellers and system integrators. We also sell OEM toolkits to independent software vendors that embed Verity technology in their products or services.

2. Summary of Significant Accounting Policies

Basis of consolidation

     The consolidated financial statements include the accounts of Verity, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents

     Cash and cash equivalents consist of highly liquid investments with an original or remaining maturity of 90 days or less as of the date of purchase. Cash equivalents are stated at amortized cost plus accrued interest, which approximates fair value. Cash equivalents consist primarily of money market instruments and certificates of deposit, which amounted to $61.5 million and $66.5 million at May 31, 2004 and 2003, respectively.

Use of estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments

     The Company has classified its investments as available-for-sale. Such investments are recorded at fair value and unrealized gains and losses are recorded as a separate component of stockholders’ equity, net of tax, until realized. Interest income is recorded using an effective interest rate with the associated premium or discount amortized to interest income. The cost of securities sold is based upon the specific identification method. As of the balance sheet date, investments with maturity dates of one year or less are classified as current, and those with maturity dates of greater than one year are classified as long-term.

Property and equipment

     Property and equipment are stated at cost less accumulated depreciation. Equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets; computers are depreciated over three years, software is depreciated up to two years, and furniture and fixtures are depreciated over five years. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful life or the lease term. Gains and losses upon asset disposal are taken into income in the year of disposition.

     The Company evaluates the carrying value of property and equipment to be held and used when events and circumstances warrant such a review. The carrying value of property and equipment and leasehold improvements is considered impaired when the anticipated undiscounted cash flows from the asset is separately identifiable and is less than the asset’s carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

Research and development costs

     Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Such costs are amortized on a straight-line basis based over the estimated useful life ranging between two to five years. The Company regularly evaluates estimated net realizable value of costs and records write-downs for any product for which the net book value is in excess of discounted cashflows. In fiscal 2004, 2003 and 2002, the Company did not capitalize any software development costs since such costs were not significant.

Revenue recognition

     The Company’s revenues are derived from license fees for software products and fees for services complementary to its products, including software maintenance, consulting, hardware and training.

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

     For all sales, the Company uses either a binding purchase order or signed license agreement as evidence of an arrangement. Sales through the Company’s distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. The Company’s arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of written customer acceptance or expiration of the acceptance period.

     The Company recognizes maintenance revenues from ongoing customer support and product upgrades ratably over the term of the applicable maintenance agreement, which is typically twelve months. Generally, the Company receives payments for maintenance fees in advance and they are nonrefundable. The Company recognizes revenues for consulting and training when the services are performed.  The Company recognizes hardware revenue when the product is delivered.

     For agreements with multiple elements, such as license, maintenance, training, hardware and consulting services, the Company allocates revenue to each component of the arrangement based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with its revenue recognition policy for such element. If the Company cannot objectively determine the fair value of any undelivered element included in bundled software, hardware and service arrangements, the Company defers revenue until all elements are delivered and all services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, the Company uses the residual method to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Allowance for doubtful accounts

     The Company’s management makes estimates of the collectibility of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

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

Proforma stock-based compensation

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123,”) Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the Company’s stock option plans or Employee Stock Purchase Plan. Had compensation cost for the Company’s stock option plans and Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in fiscal years 2004, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share for fiscal years 2004, 2003 and 2002 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal Years

	2004	2003	2002

Net income — as reported	$11,609	$11,641	$1,409

Add: Stock compensation expense included in reported net income, net of related tax effects	6	17	—

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(32,881)	(39,993)	(49,517)

Net loss — pro forma	$(21,266)	$(28,335)	$(48,108)

Net income per share — basic — as reported	$0.31	$0.33	$0.04

Net income per share — diluted — as reported	$0.29	$0.31	$0.04

Net loss per share — basic — pro forma	$(0.57)	$(0.80)	$(1.36)

Net loss per share — diluted — pro forma	$(0.57)	$(0.80)	$(1.36)

     The above pro forma disclosures are not necessarily representative of the effects on reported net income (loss) for future years.

     See Note 9 – “Stockholders’ Equity” for the assumptions and methodology used to determine the fair value of stock-based compensation.

Accounting for income taxes

     As part of the process of preparing its consolidated financial statements the Company estimates its income taxes in each of the jurisdictions in which it operates. The Company’s income tax accounting process involves  recording the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. These differences result in the recognition of deferred tax assets and liabilities.

     The Company evaluates deferred tax assets at each balance sheet date to determine their realizability, considering currently enacted tax laws, expected future taxable income and origins of the specific components of the deferred tax asset. If the Company determines that deferred tax assets are not fully realizable, it  records a valuation allowance to reduce the asset balance to its realizable value through a charge to income tax expense. Determining whether it will be able to utilize the net operating loss carryforward requires that the Company estimate future taxable income and make judgments regarding the timing of future tax obligations. Actual taxable income could differ from the Company’s estimates.

     As of May 31, 2004, the Company believes it is more likely than not that it will be able to realize the majority of our tax assets through expected future taxable profits.  The Company has recorded a valuation allowance of $20.3 million for the remainder of our tax assets. The recognition of deferred tax assets originated from stock compensation has been recorded to additional paid-in-capital.

     If the Company concludes that additional valuation allowance is required in the future, the effect on income tax expense could be material.

Goodwill and other long lived intangible assets

     The Company records goodwill and identifiable purchased intangible assets when it acquires other companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including identifiable intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as purchased technology and maintenance agreements are amortized to operating expense over time, while in-process research and development is recorded as an expense on the acquisition date.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” This standard eliminates the amortization of goodwill and requires goodwill to be reviewed at least annually for impairment, or whenever events or changes in circumstances indicate goodwill may be impaired, the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. There can be no assurance that at the time that the review is completed a material impairment charge will not be required and recorded. The Company performs an annual impairment review in its third fiscal quarter. The Company periodically reviews the estimated remaining useful lives of its intangible assets. A reduction in the Company’s estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

     SFAS No. 142 requires that intangibles with finite useful lives be reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether they were previously held and used or newly acquired, and it also broadens the presentation of discontinued operations to include more disposal transactions. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.

     This impairment review involves a two-step process as follows:

•

Step 1 — We compare the fair value of our reporting unit to its carrying value, including goodwill. If the reporting unit’s carrying value, including goodwill, exceeds the unit’s fair value, we move on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•

Step 2 — We perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

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

     The Company sells products to companies in North America, Europe, Asia, South Africa, South America and Australia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company also performs an analysis of the expected collectibility of accounts receivable and records an allowance for doubtful accounts receivable when necessary. The Company maintains allowances for potential losses and such losses have been within management’s expectations. For the fiscal years ended May 31, 2004 and 2003, no customer accounted for more than 10% of the total accounts receivable balance. No customer accounted for more than 10% of the total revenue in any period reported.

Foreign currency

Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated at period-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected in accumulated other comprehensive income within stockholders’ equity.  Foreign currency transaction gains or losses are reported in results of operations.

Fair value of financial instruments

     Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, investments, accounts receivable and accounts payable approximate fair value due to their short maturities. The fair value of the Company’s investments is set forth in Note 5.

Computation of net income per share

     Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares of common stock and potential common shares outstanding during the period. Dilutive potential common shares consist of stock options.

Comprehensive income

     The Company has adopted Statement of Financial Accounting Standards No. 130 (“SFAS 130”) Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Other comprehensive income for all periods presented consists of unrealized gains and losses on available-for-sale securities and the effect of foreign currency translation.

Reclassification

     The Company has reclassified certain amounts in the prior years’ financial statements to conform to the current year’s presentation.

3. Recent Accounting Pronouncements

     In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) which revises or rescinds certain sections of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. The changes noted in SAB 104 did not have a material effect on Verity’s financial position, results of operations or cash flows.

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

     In May, 2003, the FASB issued Statement No. 150 (“Statement 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company does not use such instruments in its share repurchase program. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The adoption of Statement 150 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

     In April, 2003, the FASB issued Statement No. 149 (“Statement 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

     We have adopted the disclosure provisions of FIN 45 and evaluated the impact of the measurement provisions on  our financial position and results of operations. As of May 31, 2003, our guarantees that were issued or modified after December 31, 2002 were not material. Our guarantees issued before December 31, 2002, which would have been disclosed in accordance with the disclosure requirements of FIN 45, were not material.

4. Business Combination

     Cardiff Software Inc. On March 15, 2004, we acquired Cardiff Software Inc., a privately held software company. Cardiff Software’s technology enables the automated capture of dynamic business information and the acquired software, rebranded Verity TeleForm, Verity MediClaim, Verity LiquidOffice and Verity LiquidCapture, is what composes our content capture process automation product family.

     The total purchase price for Cardiff Software is as follows (in thousands):

Cash	$59,680
Stock options assumed	3,768
Acquisition costs	2,121

Total purchase price	$65,569

     In accordance with SFAS No.141, “Business Combinations”, we accounted for the Cardiff Software transaction as a purchase, and the total purchase consideration of approximately $65.6 million (including cash, deferred payments, outstanding vested and unvested stock options assumed, and acquisition costs) was allocated to net tangible and identifiable intangible assets based upon their estimated fair value as of the date of the acquisition and the residual of $38.4 million was recorded as goodwill.

     The fair value of the Company’s stockoptions  assumedwas estimated using the Black-Scholes option pricing model. The fair value of the stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected Life (in years)	0.74
Expected volatility	55%
Risk free interest rate	1.12%

     The Company recorded approximately $89,000 as unearned compensation related to the assumption of unvested options. Approximately 412,000 of the approximately 457,000 options issued were fully vested.

     Based upon the purchase price and the independent valuation, the purchase price allocation is as follows (in thousands):

Identifiable intangible assets acquired (Useful life (years))

Developed technology (4)	$12,385
Customer relationships (4)	2,039
Tradenames (4)	644

Total amortizable intangible assets	15,068
In-process research and development	3,310
Fair value of net tangible assets assumed	8,667
Deferred Compensation	89
Goodwill	38,435

Total purchase price (including transaction costs)	$65,569

     The detail for the components of the fair value of assets assumed from Cardiff Software is as follows (in thousands):

Cash and cash equivalents	$14,181
Trade accounts receivable, net	2,215
Prepaid and other assets	874
Property and equipment, net	531

Fair value of assets assumed	$17,801

Accounts payable	$2,411
Accrued compensation	1,884
Other accrued liabilities	3,744
Deferred revenue	1,095

Fair value of liabilities assumed	$9,134

Fair value of net assets assumedFair value of net assets assumed	$8,667

The following table presents details of these amortizable intangible assets as of May 31, 2004 (in thousands):

	Gross	Accumulated Amortization	Net

Developed technology	$12,385	$645	$11,740
Customer relationships	2,039	106	1,933
Tradenames	644	33	611

Purchased intangible assets, net	$15,068	$784	$14,284

          The amount of the purchase price allocated to in process-research and development was based on established valuation techniques used in the high-technology and the computer software industry. The fair value assigned to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. The key assumptions used in the valuation include, among others, the expected completion date of the in-process projects identified as of the acquisition date, the estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations are normally obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates. The Company believes the pricing model for the resulting product of the acquired in process research and technology to be standard within its industry. The Company, however, did not take into consideration any consequential amount of expense reductions from integrating the acquired in-process technology with other existing in-process or completed technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

          The key assumptions underlying the valuation of acquired in-process research and development from Cardiff Software are as follows (in thousands):

IPR&D Product	Leverage Factor	Risk Free Discount Rate	Expected Revenue

Teleform 9.0	50%	25%	Q1 2005
Liquid Office 4.0	90%	25%	Q2 2005
Liquid Capture 2.0	25%	25%	Q2 2005

     Of the total purchase price, the Company placed $11.9 million into a third party escrow account in order to secure Cardiff Software’s indemnification obligations. Under the terms of the merger agreement $3 million will be released from the escrow account September 15, 2004, another $3 million will be released from the escrow account on September 15 2005, and the remaining $5.9 million will be released on March 15, 2006 assuming Cardiff Software meets their indemnification obligations. The Company shall have the right to withhold or deduct from the escrow account any sum that may be owed to it by Cardiff Software pursuant to Cardiff Software’s indemnification obligations under the Purchase Agreement if the cumulative aggregate amount of such claims exceeds $300,000. The Company believes the likelihood of such indemnifications is remote and therefore has recorded the entire $11.9 million held in the third party escrow account in the purchase price.

     The Consolidated Financial Statements include the operating results of Cardiff Software from March 15, 2004. The following unaudited pro forma financial information presents the combined results of the Company and Cardiff Software as if the purchase had occurred at the beginning of the period presented.  Net income for 2003 includes acquired in-process research and development of $3.3 million. Amortization of intangible assets related to the acquisition of $3.8 million in both 2004 and 2003.

(in thousands, except per share data)	Year Ended May 31,

	2004	2003

	(unaudited)
Total revenues	$144,778	$125,131

Net income	$9,618	$3,581

Net income per share — basic	$.26	$.10

Net income per share — diluted	$.24	$.09

Number of shares — basic	37,625	35,410

Number of shares — diluted	39,755	37,726

     NativeMinds Inc. On March 3, 2004, we acquired the intellectual property, customer agreements and certain other assets from NativeMinds Inc., a privately held software company and provider of integrated self-service solutions which the Company accounted for as a purchase of a business. The acquired  software, rebranded Verity Response, is part of our ICS product family.

     The total purchase price for NativeMinds is as follows (in thousands):

Cash	$2,956
Deferred payment	770
Acquisition costs	153

Total purchase price	$3,879

     In accordance with SFAS No.141, “Business Combinations”, we accounted for the NativeMinds transaction as a purchase, and the total purchase consideration of approximately $3.9 million (including cash, deferred payments, acquisition costs ) was allocated to net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion of the acquisition and the residual of $2.2 million was recorded as goodwill.  The $3.9 million of total purchase consideration includes approximately $0.8 million to be paid to Nativemind’s shareholders in installments over 24 months from the acquisition.

     The purchase price was allocated as follows (in thousands):

Identifiable intangible assets acquired (Useful life (years))

Developed technology (4)	$1,183
Customer base (4)	449

Total amortizable intangible assets	1,632
In-process technology	162
Fair value of net tangible liabilities assumed	(159)
Goodwill	2,244

Total purchase price (including transaction costs)	$3,879

     The following table presents details of these amortizable intangible assets as of May 31, 2004 (in thousands):

	Gross	Accumulated Amortization	Net

Developed technology	$1,183	$64	$1,119
Customer base	449	28	421

Purchased intangible assets, net	$1,632	$92	$1,540

     The amount of the purchase price allocated to in process-research and development was based on established valuation techniques used in the high-technology and the computer software industry. The fair value assigned to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. The key assumptions used in the valuation include, among others, the expected completion date of the in-process projects identified as of the acquisition date, the estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting product have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process technology acquired. The discount rate used in the present value calculations are normally obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates. The Company assumes the pricing model for the resulting product of the acquired in process research and technology to be standard within its industry. The Company, however, did not take into consideration any consequential amount of expense reductions from integrating the acquired in-process technology with other existing in-process or completed technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

     The key assumptions underlying the valuation of acquired in-process research and development from NativeMinds are as follows (in thousands):

IPR&D Product	Leverage Factor	Risk Free Discount Rate	Expected Revenue

Vrep 3.0	65%	25%	Q1 2005

     Of the total purchase price, the Company retained $770,000 in order to secure Nativemind’s indemnification obligations under the asset purchase agreement. As of May 31, 2004 we paid and recorded $200,000 of this obligation.  We are obligated to pay the remaining  $570,000 on September 3, 2005. The Company shall have the right to withhold or deduct from the remaining deferred payment amount any sum that may be owed to it by NativeMinds pursuant to NativeMind’s indemnification obligations under the Asset Purchase Agreement. The Company believes the likelihood of such indemnifications is remote.

     Pro-forma information has not been provided as the acquisition is not material to the results of operations.

     Enterprise search assets of Inktomi Corporation.  During our third fiscal quarter of 2003, the Company completed the purchase of certain assets and obligations of Inktomi Corporation’s enterprise search software business (“Enterprise”), which the Company accounted for as the purchase of a business.

     The total purchase price of the acquisition of Enterprise is as follows (in thousands):

Cash	$22,000
Deferred payment	3,000
Acquisition costs	1,826

Total purchase price	$26,826

     Under the purchase method of accounting, the total purchase price is allocated to Enterprise’s net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion of the acquisition.  The purchase price was allocated as follows (in thousands):

Identifiable intangible assets acquired (Useful life (years))

Developed technology (5)	$8,300
Patents/core technology (5)	2,800
Maintenance agreements (5)	1,800

Total amortizable intangible assets	12,900
In-process technology	1,200
Fair value of net liabilities assumed	(2,419)
Goodwill	15,145

Total purchase price (including transaction costs)	$26,826

     The following table presents details of these total purchased intangible assets (in thousands):

	Gross	2003 Amortization	Net at May 31, 2003	2004 Amortization	Net at May 31, 2004

Developed technology	$8,300	$830	$7,470	$1,660	$5,810
Patents/core technology	2,800	280	2,520	560	1,960
Maintenance agreements	1,800	180	1,620	360	1,260

Purchased intangible assets, net	$12,900	$1,290	$11,610	$2,580	$9,030

     The Company’s methodology for allocating the purchase price to in-process research and development is determined through established valuation techniques in the high-technology and the software industry and expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. The fair value allocation to in-process research and development was determined by identifying the research projects for which technological feasibility had not been achieved and which had no alternative future use at the acquisition date, assessing the stage and expected date of completion of the research and development effort at the acquisition date, and calculating the net present value of the cash flows expected to result from the successful deployment of the new technology resulting from the in-process research and development effort.

     The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and obstacles necessary to attain technological feasibility. As of the acquisition date, Enterprise had released Ultraseek 5.0, XML Toolkit 1.0, and the latest version of Quiver to the market. Current development efforts, considered in-process research and development, were focused on Ultraseek 5.1 and XML Toolkit 2.0. There were no development efforts (that meet the criteria of in-process research and development) related to the Quiver product line as of the acquisition date. The estimated stage of completion of both Ultraseek 5.1 and XML Toolkit 2.0 was 55% complete. Total in-process research and development expense for the year ended May 31, 2003 was $1.2 million.

Of the total purchase price, the Company retained $3.0 million in order to secure Inktomi’s indemnification obligations under the asset purchase agreement. In its first fiscal quarter of 2005 the Company paid $3.0 million plus simple interest calculated from the December 17, 2002 through June 16,2004.

5. Investments

     As of May 31, 2004, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value

Short-term investments:
Market Auction Securities	4,000	—	4,000
Municipal Securities	1,000	—	1,000
Corporate Notes	13,729	40	13,769
Government Securities	6,500	(13)	6,487

Short-term investments	25,229	27	25,256

Long-term investments:
Municipal Securities	2,375	(36)	2,339
Corporate Notes	6,122	(64)	6,058
Government Securities	76,506	(655)	75,851

Long-term investments	85,003	(755)	84,248

Total investments	$110,232	$(728)	$109,504

     At May 31, 2004, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$25,256
After one year through two years	37,177
After two years through three years	47,071
After three years	—

$109,504

     As of May 31, 2003, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value

Short-term investments:
Market Auction Securities	2,000	—	2,000
Municipal Securities	600	—	600
Corporate Notes	48,592	788	49,380
Government Securities	1,000	13	1,013

Short-term investments	52,192	801	52,993

Long-term investments:
Municipal Securities	1,375	5	1,380
Corporate Notes	14,031	290	14,321
Government Securities	95,965	413	96,378

Long-term investments	111,371	708	112,079

Total investments	$163,563	$1,509	$165,072

     At May 31, 2003, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$52,993
After one year through two years	45,940
After two years through three years	66,139
After three years	—

$165,072

6. Restructuring Charge

     The Company had two restructuring activities in fiscal 2004.  As a result of the Cardiff Software acquisition, a $0.3 million restructuring charge was recorded related to positions identified to be redundant in the quarter ended May 31, 2004. In November 2003, the Company implemented a worldwide restructuring to focus on reducing expenses and improving efficiency due to continued macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, a $1.0 million restructuring charge was recorded in the quarter ended November 30 2003, of which approximately $0.9 million was related to severance costs associated with the reduction in the worldwide workforce by approximately 40 employees and approximately $0.1 million to legal and other outside services.

     In November 2002, the Company implemented a worldwide restructuring to focus on reducing expenses and improving efficiency due to continued macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, the Company recorded in the quarter ended November 30, 2002, a $1.0 million restructuring charge, of which approximately $0.7 million was related to severance costs associated with the reduction in the worldwide workforce by approximately 50 employees, approximately $0.1 million to legal and other outside services in connection with the restructuring, and approximately $0.2 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada and the Netherlands and was concentrated in research and development and, to a lesser extent, sales and marketing.

     During November 2001, the Company implemented a worldwide restructuring and recorded a $1.6 million restructuring charge, of which approximately $1.2 million was related to severance costs associated with the reduction in the worldwide workforce by 65 employees, approximately $0.3 million to legal and other outside services in connection with the restructuring and approximately $0.1 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada, the U.K., Germany, France, the Netherlands, Sweden and South Africa, primarily in marketing and sales, and research and development.

     The following table presents details of the restructuring charges (in thousands):

	Severance	Facilities and other	Legal and outside services	Total

At May 31, 2002	-	-	-	-
Charges	664	210	119	993
Paid	(664)	(40)	(76)	(780)
At May 31, 2003	-	170	43	213
Charges	1,200	-	66	1,266
Adjustments	-	-	(40)	(40)
Paid	(941)	(67)	(69)	(1,077)
At May 31, 2004	259	103	-	362

     The remaining $259,000 balance relating to severance will be paid in January 2005. The remaining $103,000 facilities and other balance will be paid out ratably through October, 2005.

7. Balance Sheet Detail

Property and equipment

     As of May 31, 2004 and 2003, property and equipment consist of the following (in thousands):

	May 31,

	2004	2003

Computer equipment & software	$14,067	$13,153
Furniture and fixtures	2,422	2,412
Leasehold improvements	6,305	5,907

	22,794	21,472
Less accumulated depreciation	(18,522)	(16,304)

	$4,272	$5,168

     Depreciation expense for fiscal years 2004, 2003 and 2002 was $3.40 million, $3.41 million and $4.25 million, respectively.

     At May 31, 2004 and 2003, there were no assets under capital leases.

     Intangible assets

     As of May 31, 2004 and 2003, intangible assets, net consist of the following (in thousands):

	May 31,

	2004	2003

Developed technology	$18,669	$7,470
Patents/core technology	1,960	2,520
Maintenance agreements	1,260	1,620
Customer base/relationships	2,354	—
Tradenames	611	—

	$24,854	$11,610

The estimated future amortization expense of purchased intangible assets as of May 31, 2004 is as follows (in thousands):

Fiscal Year	Amount

2005	$6,758
2006	$6,757
2007	$6,757
2008	$4,582

Total	$24,854

8. Commitments and Contingencies

Commitments

     The Company leases various facilities and vehicles under noncancelable operating leases expiring through March 2011. Under the terms of the leases, the Company is responsible for taxes, insurance and normal maintenance costs. Under its primary operating facility lease, the Company may extend the lease term for an additional five years by providing written notice of its exercise of this option no later than six months before the expiration of the lease term. The Company has subleased certain of its space to other companies for various periods through October 2004.

     At May 31, 2004, future minimum rental payments and receipts under the operating leases are as follows (in millions):

Fiscal Year Ending May 31,	Rental Payments	Sublease Income

2005	3.6	.3
2006	3.5	.1
2007	2.7	.1
2008	2.5	—
2009 and thereafter	4.0	—

	$16.3	$.5

     Rent expense, excluding sublease income, for fiscal years 2004, 2003 and 2002 was $4.1 million, $3.7 million and $3.9 million, respectively.

     On December 17, 2002, the Company completed the purchase of certain assets and obligations of Inktomi Corporation’s enterprise search software business. Of the total purchase price, the Company deferred $3.0 million in order to secure Inktomi’s indemnification obligations under the Purchase Agreement. On June 17, 2004, the Company paid Inktomi an amount equal to the sum of (i) $3.0 million plus (ii) simple interest thereon calculated from the December 17, 2002 through the date of payment at an annual rate of 1.5%. The Company shall have the right to withhold or deduct from the deferred payment amount any sum that may be owed to it by Inktomi pursuant to Inktomi’s indemnification obligations under the Purchase Agreement. The Company believes the likelihood of indemnification is remote.

     Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software licensed infringes upon any patent, copyright, trademark, or any other proprietary rights of a third party, it will defend, hold harmless, and indemnify its customer licensees, against any loss, expense, or liability from any damages that may be awarded against its customer.  The Company includes this infringement indemnification in a substantial number of its software license agreements and services agreements.  In the event the customer licensee can not use the software or services due to infringement and the Company is unable to obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it is no longer infringes, then the Company may terminate the license and provide the customer licensee a refund of the fees paid by the customer for the infringing license or service.  The term of these indemnification obligations are generally perpetual.  The maximum potential amount of future payments the Company could be required to make under these agreements is generally unlimited. The Company has recorded no liability associated with this infringement indemnification, and it is not aware of any pending or threatened actions.

     The Company enters into standard third party vendor agreements, which include indemnification clauses, in the ordinary course of business. Pursuant to these agreements, the Company agrees that in the event the Company modifications to the licensed product, or Company’s information infringes upon any patent, copyright, trademark, or any other proprietary rights of a third party Company will defend, hold harmless, and indemnify the indemnified party against any loss, expense, or liability from any damages that may be awarded against such indemnified party.  The Company includes this infringement indemnification in a selected number of its third party vendor agreements.  The term of these indemnification obligations are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited.  The Company has recorded no liability associated with this infringement indemnification, and it is not aware of any pending or threatened actions.

     The Company warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications and documentation in effect at the time of delivery of the licensed software to the customer.  The warranty period is limited in duration. If, within the warranty period, the customer reports an error which represents a failure of the warranty, Company will correct the error, replace the software with software which complies with the warranty, or if necessary refund the fees paid for the software and terminate the agreement. Additionally, the Company warrants that its consulting services will be performed consistent with generally accepted industry standards. If the Company fails to perform services as warranted and customer reports such failure within the warranty period, the Company will at its expense re-perform the services, or if necessary refund the fees paid for the services. Company has not incurred significant expense under its software or services warranties.

     The Company has agreed to indemnify members of the board of directors, as well as officers of the Company, if they are made a party or are threatened to be made a party to any proceeding (other than an action by or in the right of the Company) by reason of the fact that they are an agent of the Company, or by reason of anything done or not done by them in any such capacity. The indemnity is for any and all expenses and liabilities of any type whatsoever (including but not limited to, judgments, fines and amounts paid in settlement) actually and reasonably incurred by the directors or officers in connection with the investigation, defense, settlement or appeal of such proceeding, provided they acted in good faith. The Company maintains insurance coverage for directors and officers liability (“D&O insurance”). No maximum liability is stipulated in these agreements that include indemnifications of members of the board of directors and officers of the Company. The Company has recorded no liability associated with these indemnifications as it is not aware of any pending or threatened actions or claims against it members of board of directors or officers that are probable losses in excess of amounts covered by its D&O insurance. As a result of the insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

9. Stockholders’ Equity

1995 Stock Option Plan

     In July 1995, the Company adopted the Amended and Restated 1995 Stock Option Plan, which amended and restated the 1988 Stock Option Plan. In September 2000, the Company’s stockholders approved  increases to the number of shares reserved under the 1995 Stock Option Plan to 12,122,000 shares.

     Under the terms of the 1995 Stock Option Plan, options may be granted at prices not lower than the fair market value at the date of grant as determined by the Board of Directors. Incentive and non-statutory options, which are granted to stockholders who own more than 10% of the total combined voting power of all classes of Company’s stock are granted at not less than 110% of the fair market value of the shares at the date of grant. The term of options granted to the stockholders who own more than 10% of the total combined voting power of all classes of stock of the Company is five years from the date of grant or shorter term as provided in the written option agreement. All other option grants from the 1995 Stock Option Plan may have a term of eight years or shorter as provided in the written option agreement.

     Common shares purchased under the 1995 Stock Option Plan are subject to the Company’s right of repurchase, which generally lapses as to 12.5% of the shares six months from the grant date and thereafter ratably over the remainder of a 3 1/2 year period at the holder’s original purchase price. Thereafter, the Company has the right of first refusal to purchase such shares. At May 31, 2004, 2003 and 2002, no shares were subject to the Company’s right to repurchase. As of May 31, 2004, 522,314 shares of common stock were available for grant under the 1995 Stock Option Plan and options for 4,593,000 shares of common stock were outstanding.

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

     At the initiation of the 1995 Outside Directors Plan, each current outside director was granted an option to purchase 40,000 shares of common stock at the following annual meeting of stockholders. Each new outside director is granted an option to purchase shares of the Company’s common stock at the time of annual meeting following their appointment. Thereafter, at each annual meeting of the stockholders, outside directors who have previously received options will receive a new option to purchase 40,000 shares of the Company’s common stock. The exercise price of the options in all cases will be equal to the fair market value of the Company’s common stock at the date of grant. Options granted under the 1995 Outside Directors Plan are immediately exercisable, but vest over four years and generally must be exercised within ten years. In September 1999, the Company’s stockholders approved an increase to the number of shares reserved under the Outside Director’s Plan to a total of 1,000,000 shares. As of May 31, 2004, two shares of common stock were available for grant under this plan and options for 820,000 shares of common stock were outstanding.

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

     In fiscal year 2003, the Company increased the number of shares reserved under the 1996 Nonstatutory Stock Option Plan to 29,700,000 for issuance to certain employees and consultants of the Company.    As of May 31, 2004, 4,467,000 shares of common stock were available for grant under the 1996 Nonstatutory Stock Option Plan and options for 15,414,000 shares of common stock were outstanding.

1997 Stock Option Plan for Verity Canada

     In May 1997, the Company’s Board of Directors authorized the adoption of the 1997 Stock Option Plan for Verity Canada. The terms of the 1997 Stock Option Plan for Verity Canada are substantially the same as those of the 1995 Stock Option Plan with the exception of option type and term.

     In fiscal year 2003, the Company increased the number of shares reserved under the 1997 Stock Option Plan for Verity Canada to 2,590,000 for issuance to certain employees and consultants of the Company.  As of May 31, 2004, 189,870 shares of common stock were available for grant under the 1997 Stock Option Plan for Verity Canada and options for 1,304,000 shares of common stock were outstanding.

1997 and 2000 Stock Option Plans  for Cardiff Software, Inc.

     In March 2004, the Company assumed the outstanding options and shares reserved for future issuance under the 1997 Equity Incentive Plan and 2000 Stock Option Plan for Cardiff Software, Inc.  The Plans allow for the issuance of incentive stock options, nonstatutory stock options, stock bonuses, stock appreciation rights, and restricted stock.  As of May 31, 2004, 83,497 shares of common stock were available for grant under these Plans and options for 274,000 shares of common stock were outstanding.

Activity under stock option plans

     Activity under the above stock option plans is set forth below (shares in thousands):

	Year Ended May 31,

	2004		2003		2002

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	23,591	$18.30	19,285	$20.00	16,277	$23.91
Options assumed via acquisition	457	7.27	—	—	—	—
Granted	4,067	13.68	9,562	10.99	7,164	9.47
Exercised	(3,040)	9.54	(3,826)	8.56	(1,769)	8.22
Cancelled	(2,670)	21.89	(1,430)	18.53	(2,387)	23.71

Outstanding at end of period	22,405	17.99	23,591	18.30	19,285	20.00

Options exercisable at end of period	16,720	$19.44	14,806	$20.65	12,217	$21.11

Common stock option plans

     The following table summarizes information with respect to stock options outstanding at May 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number at May 31, 2004	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number at May 31, 2004	Weighted Average Exercise Price

$ 0.75 – $4.99	2	1.03	$0.75	2	$0.75
$ 5.00 – $16.49	15,640	5.99	12.06	10,322	11.53
$ 16.50 – $29.99	1,454	4.60	22.61	1,190	23.48
$ 30.00 – $53.00	5,309	3.80	34.22	5,206	34.20

	22,405	5.38	$17.99	16,720	$19.44

     Generally, shares granted to existing employees vest over a four-year period from the date of grant 12.5% of the shares  vest six months after the date of commencement of employment and 2.083% of the shares vest upon completion of each succeeding full month of continuous employment for the remaining 42 month term. The Company’s board retains discretion to modify certain terms including the vest schedule.

Employee stock purchase plan

     In July 1995, the Company’s Board of Directors approved the 1995 Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance to eligible employees. In September 1999, the Company’s stockholders approved an increase to 4,000,000 shares of common stock. The Employee Stock Purchase Plan permits eligible employees to purchase shares of the Company’s common stock at 85% of the lesser of fair market value of the common stock on the first day of the 12-month offering period or the last day of the six-month purchase period within the offering period. During the fiscal years ended May 31, 2004, 2003 and 2002, employees purchased 374,974, 406,628 and 350,321 shares at average prices of $9.77, $8.05 and $8.20 per share, respectively. As of May 31, 2004, 3,643,215 shares of the Company’s common stock have been issued under the plan and 356,785 shares remained available for purchase.

Preferred stock purchase rights plan

     In September 1996, the Company’s Board of Directors adopted a Preferred Stock Purchase Rights Plan. Under the Plan, in the event that an unsolicited attempt is made to acquire the Company stockholders will receive one right to purchase one one-hundredth of a share of a new series of Preferred Stock for each outstanding share of Company common stock issued and outstanding at the close of business on October 2, 1996. The rights expire on September 17, 2006.

Preferred stock and common stock

     The Company is authorized to issue two classes of shares to be designated respectively Preferred Stock, having a par value of $0.001 per share, and Common Stock, having a par value of $0.001 per share. The total number of shares of Preferred Stock the Company has the authority to issue is 1,999,995, and the total number of shares of Common Stock the Company has authority to issue is 200,000,000. None of the shares outstanding are subject to repurchase as of May 31, 2004.

Stock Based Compensation

     As permitted under SFAS 123, the Company has elected to continue to follow APB Opinion No. 25 in accounting for stock-based awards to employees. Under APB Opinion No. 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the stock options granted are generally equal to the fair market value of the underlying security on the grant date.

      Pro forma information regarding net income and earnings per share is presented in Note 2 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company’s stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2004	2003	2002

Expected volatility	87%	80%	100%
Risk-free interest rate ranges	1.61 – 3.25%	1.81 – 3.72%	3.14 – 4.35%
Expected life	4.07 years	2.9 years	3.5 years

     The Company has also estimated the fair value for the purchase rights under the Employee Stock Purchase Plan using the Black-Scholes Option Pricing Model with the following assumptions for fiscal years 2004, 2003 and 2002:

	2004	2003	2002

Expected volatility	72%	80%	100%
Risk-free interest rate ranges	1.02 – 1.23%	1.16 – 1.56%	1.98 – 2.33%
Expected life	1.00 year	1.00 year	.50 – 1.00 years
Expected dividend yield	0.0%	0.0%	0.0%

     The aggregate fair value and weighted average fair value of each option granted in fiscal years 2004, 2003 and 2002 were $39.2 million, $54.9 million and $45.9 million, and $8.66, $5.74 and $6.41, respectively.

Stock Repurchase Program

     On June 22, 2004, the Company’s Board of Directors approved a $50 million stock repurchase program whereby it was authorized to repurchase up to $50 million of common stock in fiscal 2005.

     In June 2003, the Company announced that the Board of Directors approved a stock repurchase program of up to $50.0 million to repurchase shares of common stock during the fiscal year ending May 31, 2004.  This program has now ended, as the last of the entire authorized amount was repurchased in April 2004.

10. Income Taxes

     Income tax expense includes U.S. and international income taxes. Certain items of income and expense are not reported on income tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

     Income before taxes consist of the following (in thousands):

	Fiscal Years

	2004	2003	2002

Domestic	$18,364	$16,905	$1,056
Foreign	2,900	1,870	1,217

	$21,264	$18,775	$2,273

     Details of the income tax provision for fiscal years 2004, 2003 and 2002 consist of the following (in thousands):

	May 31,

	2004	2003	2002

Current:
Federal	$8,634	$6,366	$1,262
State	1,247	448	126
Foreign	1,062	743	502

	10,943	7,557	1,890

Deferred:
Federal	(1,308)	(378)	(1,066)
State	20	(45)	40
Foreign	—	—	—

	(1,288)	(423)	(1,026)

	$9,655	$7,134	$864

The Company’s effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	Fiscal Years

	2004	2003	2002

Income tax benefit at statutory rates	35.0%	35.0%	35.0%
State income taxes net of federal benefit	3.9	3.3	(18.3)
Non-deductible expenses	1.8	1.6	33.0
Foreign taxes	0.2	0.7	28.2
Research and development credit	(.9)	(2.6)	(39.9)
In process research and development	5.4	—	—

Effective tax rate	45.4%	38.0%	38.0%

The components of the net deferred tax asset are (in thousands):

	May 31,

	2004	2003

Deferred tax assets
Current deferred tax assets:
Accrued compensation	$1,475	$975
Other accruals and allowance for doubtful accounts	3,106	2,706

Total current deferred tax assets	4,581	3,681

Valuation allowance	(2,099)	(1,977)

Net current deferred tax assets	2,482	1,704

Non-current deferred tax assets and liabilities:
Accumulated depreciation	3,849	3,378
Research and development credits	14,251	10,737
Net operating loss carryforwards	25,448	25,863
Unrealized gain on investments	799	—

Gross non current deferred tax assets	44,347	39,978

Deferred tax liabilities:
Intangible assets	$(6,148)	$—
Other accruals and allowance for doubtful accounts	—	(94)

Gross non-current deferred tax liabilities	(6,148)	(94)
Total non-current deferred tax assets	38,199	39,884
Valuation allowance	(20,315)	(19,496)

Net non-current deferred tax assets	$17,884	$20,388

     The Company has established a valuation allowance to reduce the deferred tax assets to a level the Company believes is more likely than not to be realized.  Approximately $21.65 million of the valuation allowance for the deferred tax assets is attributable to employee stock option deductions, the tax benefits from which if realized will be recorded to additional paid-in-capital.

     As of May 31, 2004, the Company had approximately $70.45 million and $17.01 million of net operating loss carryforwards for federal and California purposes, respectively, to offset future taxable income.  If not utilized, net operating loss carryforwards will expire in the years 2005 through 2024.  The Company also has federal and state research and development tax credit carryforwards of approximately $9.78 million and $8.34 million respectively, at May 31, 2004.  If not utilized, the credit carryforwards for federal purpose will expire in the years 2005 through 2024 while in California research and development tax credits may be carried forward indefinitely.

     The utilization of net operating loss carryforwards, as well as research and development credit carryforwards, is limited by current tax laws and regulations.  The amount of benefits from these carryforwards may be impaired or limited if the Company has incurred a cumulative ownership change as defined in the Internal Revenue Code section 382.

11. Related Party Transactions

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

     In connection with Mr. Sbona’s service as President, CEO and an employee of the Company, the Compensation Committee of the Company’s Board of Directors also granted to him an option to purchase 700,000 shares of the Company’s common stock, at an exercise price of $2.563 per share. In October 1998, the Company’s Board granted Mr. Sbona another option to purchase 520,000 additional shares of the Company’s common stock, at an exercise price of $3.813 per share. In May 1999, the Company’s Board granted Mr. Sbona another option to purchase 420,000 additional shares of the Company’s common stock, at an exercise price of $16.250 per share. In October 1999 and January 2000, the Company’s Board granted Mr. Sbona options to purchase 606,000 and 394,000 of the Company’s common stock, at an exercise price of $30.75 and $31.75 per share, respectively. In July and December 2000, the Company’s Board granted Mr. Sbona options to purchase 407,000 and 400,000 of the Company’s common stock, at an exercise price of $36.38 and $13.94 per share, respectively. In September 2001, the Company’s Board granted Mr. Sbona an option to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $8.74 per share. In July 2002, the Company’s Board granted Mr. Sbona an option to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $9.75 per share. In October 2003, the Company’s Board granted Mr. Sbona an option to purchase 77,000 shares of the Company’s common stock, at an exercise price of $14.69 per share. The shares subject to such options will vest entirely upon certain change of control transactions or upon a termination of Mr. Sbona without cause. The options will also remain exercisable for one year following the termination of Mr. Sbona’s services.

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

     On each of February 10, 2000, March 12, 2001 and June 17, 2002,the Company extended its agreement with Regent Pacific Management Corporation. These were the third, fourth and fifth amendments to the retainer agreement between Regent Pacific Management Corporation and Verity, Inc. since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continued to provide management services to the Company.

     On March 4, 2003, the Company extended its agreement with Regent Pacific Management Corporation through August 31, 2004. This is the sixth amendment to the retainer agreement between Regent Pacific Management Corporation and Verity, Inc. since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continues to provide management services to the Company. The agreement provides Verity with an option to further extend the term of this agreement through February 2005. The agreement terminates on February 28, 2005, but provides the Company with an option to further extend the term of this agreement through August 2005. If the Company exercises this option, the agreement will terminate after August 2005 unless Regent Pacific and the Company’s Board agree to further extend it. The Company may discharge Regent Pacific at any time after February 28, 2004 provided that it has delivered a 60-day written notice of intent to cancel this agreement. On March 6, 2003, Mr. Sbona was moved to the position of Executive Chairman of the Board.

     In January 2004, the Company and Regent Pacific entered into the seventh amendment to the Retainer Agreement providing for a 75% reduction in weekly fees payable by the Company under the Retainer Agreement, beginning in March 2004, as well as an extension of the non-cancelable period of the Retainer Agreement from February 28, 2004 to February 28, 2005. As a result of the amendment, the services to be rendered by Regent Pacific to the Company under the Retainer Agreement were reduced. In addition, pursuant to the amendment, Gary J. Sbona continues to serve as the Company’s Executive Chairman of the Board, but Stephen W. Young ceased to serve as the Company’s Chief Operating Officer effective as of March 1, 2004.

     The Company paid fees to Regent Pacific Management Corporation totaling $2.1 million, $2.6 million and $2.6 million for the fiscal years ended May 31, 2004, 2003 and 2002. As of May 31, 2004, there is no balance payable to Regent Pacific Management.

12. Employee Benefit Plan

     As allowed under Section 401(k) of the Internal Revenue Code, Verity’s 401(k) Plan allows for salary deductions for eligible employees to participate in a tax deferred savings and investment plan for retirement purposes. Employees are eligible to enroll in the plan during the first enrollment period after hire. Enrollment periods are offered four times a year, at the beginning of each calendar year quarter (January 1st, April 1st, July 1st and October 1st). Changes in contribution elections may only be done during these four enrollment periods. The plan also includes rollover and loan features.

     Participants may make voluntary contributions to the plan from 1% to 50% of their compensation through payroll deductions on a pre-tax basis. The plan does not provide for Company contributions. For 2004, the annual maximum contribution limit is $13,000. A “Catch Up” Provision (for employees aged 50 and over) allows for an additional $3,000 contribution - to an annual maximum of $16,000.

13. Computation of Net Income Per Share

     Basic and diluted net income per share are calculated as follows for fiscal years 2004, 2003 and 2002 (in thousands, except per share amounts):

	Fiscal Years

	2004	2003	2002

Basic:
Weighted average common shares outstanding (basic)	37,625	35,410	35,404
Net income	$11,609	$11,641	$1,409
Net income per share	$0.31	$0.33	$0.04
Diluted:
Weighted average common shares outstanding (basic)	37,625	35,410	35,404
Dilutive effect of common stock options	2,041	2,185	1,765

Weighted average common shares outstanding (diluted)	39,666	37,595	37,169

Net income	$11,609	$11,641	$1,409
Net income per share	$0.29	$0.31	$0.04

     For fiscal years 2004, 2003, and 2002, 10,637,775, 12,844,038, and 10,169,232 anti-dilutive weighted potential shares have been excluded from the diluted net income per share calculation.

14. Foreign Sales and Segment Reporting

     The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

     The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: develops, markets and supports infrastructure products for corporate intranets, extranets, web sites, corporate portals, business applications, online publishers and e-commerce providers and original equipment manufacturer toolkits for independent software vendors:

     The Company has sales and marketing operations located outside the United States in the Netherlands, the United Kingdom, France, Germany, South Africa, Mexico and Australia, Brazil and a development and technical support operation in Canada. Foreign branch and subsidiary revenues consist primarily of maintenance and consulting services and are being allocated based on foreign branch and subsidiary location. Disclosed in the table below is geographic information for any country comprising greater than ten percent of total revenues.

Financial Data by Geographical Area (in thousands)	US	United Kingdom	Other Europe	Other Foreign	Total International	Eliminations	Total

Revenues:
2004	$81,442	$15,344	$18,559	$8,965	$42,868	—	$124,310
2003	$63,877	$13,002	$18,606	$6,465	$38,073	—	$101,950
2002	$60,354	$9,523	$17,434	$6,454	$33,411	—	$93,765
Income (loss) from operations:
2004	$9,956	$7,265	$8,515	$(523)	$15,257	$(8,068)	$17,145
2003	$12,754	$6,737	$(5,140)	$472	$2,069	$(3,265)	$11,558
2002	$6,900	$3,566	$(1,082)	$514	$2,998	$(17,494)	$(7,596)
Long-lived assets: (1)
2004	$84,379	$189	$253	$702	$1,144	—	$85,523
2003	$30,950	$190	$424	$819	$1,433	—	$32,383
2002	$4,509	$308	$530	$1,278	$2,116	—	$6,625

(1) Excluding financial instruments and deferred tax assets.

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

     No single customer accounted for 10% or more of the Company’s revenue during fiscal years 2004, 2003 and 2002. Revenues from the federal government and its agencies were 9.3%, 9.8% and 6.1% of total revenues for fiscal years 2004, 2003 and 2002, respectively.

SCHEDULE II — VERITY, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Year	Amounts Charged to Profit and Loss	Addition due to Cardiff Acquisition	Deductions	Balance at End of Year

Allowance for doubtful accounts:
Year ended May 31, 2004 Allowance for doubtful accounts	$1,720	$319	$366	$(274)	$2,131
Year ended May 31, 2003 Allowance for doubtful accounts	$1,640	$563	—	$(483)	$1,720
Year ended May 31, 2002 Allowance for doubtful accounts	$1,418	$1,137	—	$(915)	$1,640

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITY, INC.

Date: August 13, 2004	By: /s/ ANTHONY J. BETTENCOURT

(President and Chief Executive Officer)

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GARY J. SBONA	Executive Chairman of the Board	August 13, 2004

Gary J. Sbona

/s/ ANTHONY J. BETTENCOURT	President and Chief Executive Officer and Director (Principal Executive Officer)	August 13, 2004

Anthony J. Bettencourt

/s/ STEVEN R. SPRINGSTEEL	Senior Vice President of Finance and Administration and Chief Financial Officer	August 13, 2004

Steven R. Springsteel	(Assistant Secretary and Principal Financial Officer)

/s/ STEVEN M. KRAUSZ	Director	August 13, 2004

Steven M. Krausz

/s/ STEPHEN A. MACDONALD	Director	August 13, 2004

Stephen A. MacDonald

/s/ CHARLES P. WAITE, JR.	Director	August 13, 2004

Charles P. Waite, Jr.

/s/ KARL C. POWELL	Director	August 13, 2004

Karl C. Powell

/s/ JOHN G. SCHWARZ	Director	August 13, 2004

John G. Schwarz

/s/ VICTOR A. COHN	Director	August 13, 2004

Victor A. Cohn

INDEX TO EXHIBITS

Exhibit Number	Description of Document

2.1	Asset Purchase Agreement among Inktomi Corporation, Quiver, Inc., Ultraseek Corporation, Quiver Ltd. and Verity, Inc., dated November 13, 2002. (1)
2.2

Amendment No. 1 to Asset Purchase Agreement between Inktomi Corporation, Quiver, Inc., Ultraseek
Corporation, Quiver Ltd. and Verity, Inc., dated December 17, 2002, amending Asset Purchase Agreement dated
November 13, 2002. (1)

2.3	Agreement and Plan of Merger, dated February 2, 2004, by and among the Company, Colt Acquisition Corp., Cardiff Software, Inc. and Robert Wadsworth. (2)
3.1	Restated Certificate of Incorporation of the Company. (3)
3.2	By-Laws of the Company. (3)
4.1	Amended and Restated Rights Agreement dated August 1, 1995, as amended. (4)
4.2	Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996. (5)
4.3	First Amendment to Rights Agreement dated as of July 23, 1999 among Verity, Inc. and BankBoston, N.A. (6)
10.1	Form of Indemnification Agreement for directors and officers. (4),(7)
10.2	Amended and Restated 1995 Stock Option Plan and forms of agreements thereunder. (7),(8)
10.4	1995 Outside Directors Stock Option Plan, as amended, and forms of agreement thereunder. (7),(9)
10.5	1996 Non-Statutory Stock Option Plan, as amended, and form of agreement thereunder. (7),(10)
10.6	1997 Non-Statutory Stock Option Plan for Verity, Canada, as amended. (7),(11)
10.7	Offer letter, dated March 6, 2003, between Verity, Inc. and Victor A. Cohn. (7)(12)
10.8	Offer letter, dated March 6, 2003, between Verity, Inc. and John G. Schwarz. (7)(12)
10.9	Cardiff Software, Inc. 1997 Equity Incentive Plan, as amended. (7)(13)
10.10	Cardiff Software, Inc. 2000 Stock Option Plan. (7)(13)
10.11	First Amendment to 894 Ross Drive Lease dated June 20, 1996. (25)
10.12	Second Amendment to 894 Ross Drive Lease dated November 5, 1996. (25)
10.13	Third Amendment to 894 Ross Drive Lease dated January 17, 1997. (25)
10.14	Fourth Amendment to 894 Ross Drive Lease dated March 15, 2004. (25)
10.15	First Amendment to 892 Ross Drive Lease dated March 15, 2004. (25)
10.18	Lease Agreement between Ross Drive Investors and the Company dated January 22, 1996. (14)
10.19	Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated July 31, 1997. (7),(15)
10.23	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated April 13, 1998. (7),(16)
10.26	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated March 12, 1999. (7),(17)
10.27	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated February 9, 2000. (7),(18)
10.29	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated March 12, 2001. (7),(19)
10.34	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated June 10, 2002. (7),(20)
10.35	1995 Employee Stock Purchase Plan, as amended October 1, 2001. (7),(20)
10.36	Loan Agreement, dated December 24, 1999, between Verity Benelux B.V. and Hugo Sluimer. (7),(21)
10.37	Loan Agreement, dated December 24, 1999, between Verity Benelux B.V. and Hugo Sluimer. (7),(21)
10.38	Loan Agreement, dated April 19, 2000, between Verity Benelux B.V. and Hugo Sluimer. (7),(21)
10.39	Loan Agreement, dated September 11, 2000, between Verity Benelux B.V. and Hugo Sluimer. (7),(21)
10.40	Amendment to Employment Agreement between Anthony J. Bettencourt and the Company dated September 1, 2002.(7)(22)
10.41	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated March 4, 2003. (7),(12)
10.42	Employment Arrangement between Anthony J. Bettencourt and Verity, Inc. effective as of March 4, 2003. (7)(23)
10.43	Seventh Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc.

Exhibit Number	Description of Document

dated January 9, 2004. (7),(24)
21.1	Subsidiaries of the Company.(25)
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.(25)
23.2	Consent of Independent Accountants, PricewaterhouseCoopers LLP.(25)
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.(25)
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.(25)
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, and 18 U.S.C. Section 1350. (25)

(1)          Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 20, 2002 (Commission No. 000-26880).

(2)          Incorporated by reference from the exhibits with corresponding names from the Company’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2004 (Commission No. 000-26880).

(3)          Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 2000 (Commission No. 000-26880).

(4)          Incorporated by reference from the exhibits with corresponding numbers from the Company’s Registration Statement (Registration No. 33-96228), declared effective on October 5, 1995.

(5)          Incorporated by reference from Exhibit No. 1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996 (Commission No. 000-26880).

(6)          Incorporated by reference from Exhibit No. 99.2 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 29, 1999 (Commission No. 000-26880).

(7)          Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(8)          With respect to the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended February 28, 2003 (Commission No. 000-26880). With respect to the form of agreements under the Amended and Restated 1995 Stock Option Plan, incorporated by reference to such agreements filed as exhibits with corresponding exhibit number from the Company’s Form 10-Q for the quarter ended August 31, 1996 (Commission No. 000-26880).

(9)          With respect to the 1995 Outside Directors Stock Option Plan, as amended, incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed October 26, 1999 (Registration No. 333-89701). With respect to the form of agreements under the 1995 Outside Directors Stock Option Plan, as amended, incorporated by reference to such agreements filed as exhibits with corresponding exhibit number from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.

(10)        With respect to the 1996 Non-Statutory Stock Option Plan, as amended, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended February 28, 2003 (Commission No. 000-26880).  The form of agreement under the 1996 Non-Statutory Stock Option Plan, as amended, is filed herewith.

(11)        Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended February 28, 2003 (Commission No. 000-26880).

(12)        Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 2003 (Commission No. 000-26880).

(13)        Incorporated by reference from the exhibit with the corresponding name from the Company’s Registration Statement on Form S-8 filed March 19, 2004 (Registration No. 333-113776).

(14)        Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 29, 1996 (Commission No. 000-26880).

(15)        Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 1997 (Commission No. 000-26880).

(16)        Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 1998 (Commission No. 000-26880).

(17)        Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 28, 1999 (Commission No. 000-26880).

(18)        Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 29, 2000 (Commission No. 000-26880).

(19)        Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 28, 2001 (Commission No. 000-26880).

(20)        Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 2002 (Commission No. 000-26880).

(21)        Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K/A filed on August 29, 2002 for the year ended May 31, 2002 (Commission No. 000-26880).

(22)        Incorporated by reference from the exhibit with corresponding number from the Company’s Form 10-Q for the quarter ended August 31, 2002 (Commission No. 000-26880).

(23)        Incorporated by reference from the exhibit with corresponding number from the Company’s Amendment No. 1 on Form 10-K/A to the Form 10-K for the year ended May 31, 2003 (Commission No. 000-26880).

(24)        Incorporated by reference from the exhibit 10.41 from the Company’s Form 10-Q for the quarter ended November 30, 2003 with the Securities and Exchange Commission on January 9, 2004. (Commission No. 000-26880).

(25)        Filed herewith.