Form 10-Q
period 2004-08-31
VERITY INC \DE\
filed 2004-10-08
CIK 949956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 37,375,211 as of September 30, 2004.

VERITY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data, unaudited)

	August 31, 2004	May 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$75,862	$92,245
Short-term investments	31,347	25,256
Trade accounts receivable, net of allowance for doubtful accounts of $1,805 and $2,131	26,841	31,807
Deferred tax assets	2,144	2,482
Prepaid and other assets	4,475	4,636

Total current assets	140,669	156,426

Property and equipment, net	4,489	4,272
Long-term investments	97,201	84,248
Deferred tax assets	16,889	17,884
Intangible assets, net	23,164	24,854
Goodwill	55,824	55,824
Other assets	573	573

Total assets	$338,809	$344,081

LIABILITIES

Current liabilities:
Accounts payable	$2,531	$2,855
Accrued compensation	10,657	10,086
Income tax payable	4,606	4,214
Deferred purchase payment	0	3,066
Other accrued liabilities	5,603	5,043
Deferred revenue	19,300	21,421

Total current liabilities	42,697	46,685

Other non-current liabilities:
Deferred purchase payment	570	570

Total liabilities	43,267	47,255

STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value:
Authorized: 2,000 shares Issued and outstanding: none
Common stock, $0.001 par value:
Authorized: 200,000 shares; issued and outstanding: 37,112 shares as of August 31, 2004 and 37,280 shares as of May 31, 2004	37	37
Additional paid-in capital	255,238	259,245
Accumulated other comprehensive income	2,455	2,249
Deferred stock compensation	(83)	(88)
Retained earnings	37,895	35,383

Total stockholders’ equity	295,542	296,826

Total liabilities and stockholders’ equity	$338,809	$344,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data, unaudited)

	Three Months Ended August 31,
	2004	2003
Revenues:
Software products	$19,692	$14,177
Service and other	14,930	12,426

Total revenues	34,622	26,603

Costs of revenues:
Software products	733	339
Service and other	4,974	3,388
Amortization of purchased intangible assets	1,689	645

Total costs of revenues	7,396	4,372

Gross profit	27,226	22,231

Operating expenses:
Research and development	5,689	5,461
Marketing and sales	15,061	12,134
General and administrative	3,242	2,887
Restructuring charges	98	0

Total operating expenses	24,090	20,482

Income from operations	3,136	1,749

Other income, net	1,051	1,185

Income before provision for income taxes	4,187	2,934
Provision for income taxes	1,675	1,115

Net income	$2,512	$1,819

Net income per share — basic	$0.07	$0.05

Net income per share — diluted	$0.07	$0.05

Number of shares — basic	37,183	37,504

Number of shares — diluted	38,118	39,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three Months Ended August 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,512	$1,819
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,403	1,516
Noncash restructuring charges	86	—
Allowance for doubtful accounts	(137)	—
Deferred income taxes	1,333	—
Amortization of premium on securities, net	132	267
Amortization of deferred stock-based compensation	5	8
Changes in operating assets and liabilities:
Trade accounts receivable	5,069	2,807
Prepaid and other assets	162	(986)
Accounts payable	(260)	(1,088)
Accrued compensation	556	(350)
Other accrued liabilities	778	(494)
Deferred revenue	(2,107)	(1,587)

Net cash provided by operating activities	10,532	1,912

Cash flows from investing activities:
Acquisition of property and equipment	(839)	(667)
Purchases of marketable securities	(77,723)	(114,027)
Maturity of marketable securities	14,376	39,618
Proceeds from sale of marketable securities	44,437	60,717
Cash paid for purchase of business	(3,066)	—

Net cash used in investing activities	(22,815)	(14,359)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	3,398	3,613
Repurchases of common stock	(7,405)	(7,000)

Net cash used in financing activities	(4,007)	(3,387)
Effect of exchange rate changes on cash	(93)	(190)

Net decrease in cash and cash equivalents	(16,383)	(16,024)
Cash and cash equivalents, beginning of period	92,245	85,672

Cash and cash equivalents, end of period	$75,862	$69,648

Supplemental disclosures of cash flow information:
Cash paid for interest	$67	$15

Cash paid for income taxes	$85	$112

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of August 31, 2004 and 2003 and for the three months ended August 31, 2004 and 2003 is unaudited)

1. Interim Financial Data

The unaudited condensed consolidated financial statements for Verity, Inc. (the “Company” or “Verity”) as of August 31, 2004 and May 31,2004 and for the three month periods ended August 31, 2004 and 2003 have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements contained in the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.

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

The Company’s condensed consolidated balance sheet as of May 31, 2004 was derived from the Company’s audited financial statements, but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

2. Accounting for Computation of Net Income Per Share and Stock-Based Compensation

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potential common shares outstanding during the period. Dilutive potential common shares consist of “in-the-money” stock options. “In-the-money” options are those for which the exercise price is lower than the average market price of the Company’s common stock during the period. For the three months ended August 31, 2004 and 2003, 15,396,222 and 10,332,552 anti-dilutive weighted potential shares have been excluded from the diluted net income per share calculation.

The Company accounts for stock-based employee compensation arrangements under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the option exercise price.

Generally accepted accounting principles require companies that choose to account for stock option grants using the intrinsic value method also to determine the fair value of option grants using a stock option pricing model such as the Black-Scholes model and to disclose the impact of fair value accounting in a note to the financial statements. The impact of recognizing the fair value of option grants and stock grants under the Company’s employee stock option and stock purchase plans as an operating expense would have reduced the Company’s net income to a net loss, as follows (in thousands, except per share amounts):

	Three Months Ended August 31,
	2004	2003
Net income
Net income — as reported	$2,512	$1,819

Deduct: Total SFAS 123 stock-based employee compensation expense, net of related tax effects	(5,401)	(9,213)

Add: Stock compensation expense included in reported net income, net of related tax effects	3	5

Net loss — pro forma	$(2,886)	$(7,389)

Earnings per share
Net income per share — basic — as reported	$0.07	$0.05

Net loss per share — basic — pro forma	$(0.08)	$(0.20)

Net income per share — diluted — as reported	$0.07	$0.05

Net loss per share — diluted — pro forma	$(0.08)	$(0.20)

Number of shares used in basic — as reported calculation	37,183	37,504

Number of shares used in diluted— as reported calculation	38,118	39,663

Number of shares used in basic and diluted — pro forma calculation	37,183	37,504

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for each respective period:

	Three Months Ended August 31,
	2004	2003
Stock Option Plans
Expected volatility	78%	80%
Risk-free interest rate	3.22%	1.77%
Expected life	4.09 years	4.00 years
Expected dividend yield	0.00%	0.00%

Stock Purchase Plan
Expected volatility	62.11%	80%
Risk-free interest rate	1.13%	1.52%
Expected life	0.90 year	1.00 year
Expected dividend yield	0.00%	0.00%

3. Investments

As of August 31, 2004, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Net Unrealized Losses	Fair Value
Short-term investments:
Market auction securities	3,000	—	3,000
Municipal securities	12,000	—	12,000
Corporate notes	8,860	(1)	8,859
Government securities	7,500	(12)	7,488

Short-term investments	31,360	(13)	31,347

Long-term investments:
Municipal securities	2,375	(23)	2,352
Corporate notes	6,561	(30)	6,531
Government securities	88,519	(201)	88,318

Long-term investments	97,455	(254)	97,201

Total investments	$128,815	$(267)	$128,548

At August 31, 2004, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$31,347
After one year through two years	59,610
After two years through three years	37,591

After three years	—

$128,548

As of May 31, 2004, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value
Short-term investments:
Market auction securities	4,000	—	4,000
Municipal securities	1,000	—	1,000
Corporate notes	13,729	40	13,769
Government securities	6,500	(13)	6,487

Short-term investments	25,229	27	25,256

Long-term investments:
Municipal securities	2,375	(36)	2,339
Corporate notes	6,122	(64)	6,058
Government securities	76,506	(655)	75,851

Long-term investments	85,003	(755)	84,248

Total investments	$110,232	$(728)	$109,504

At May 31, 2004, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$25,256
After one year through two years	37,177
After two years through three years	47,071
After three years	—

$109,504

4. Deferred Purchase Payment

On December 17, 2002, the Company completed the purchase of certain assets and obligations of Inktomi Corporation’s enterprise search software business. Of the total purchase price, the Company deferred $3.0 million in order to secure Inktomi’s indemnification obligations under the Purchase Agreement. On June 17, 2004, the Company made the obligated payment to Inktomi/Yahoo! of approximately $3.1 million representing the sum of (i) $3.0 million plus (ii) $0.06 million in simple interest thereon calculated from December 17, 2002 through the date of payment at an annual rate of 1.5%.

On March 3, 2004, the Company completed the NativeMinds strategic asset purchase for $3.9 million. Of the total purchase, the Company deferred $0.8 million to secure NativeMinds’ indemnification obligations under the Purchase Agreement. The Company paid $0.2 million of this deferred payment obligation in the fourth quarter of fiscal 2004 and believes that NativeMinds will meet the remaining indemnification obligations under the agreement and the Company will be obligated to pay the remaining $0.6 million in September of 2005.

On August 31, 2004, the remaining deferred purchased payment was categorized as a long-term liability as the payment was due greater than twelve months from this date.

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

	Three Months Ended August 31,
	2004	2003
Net income	$2,512	$1,819
Foreign currency translation loss	(70)	(248)
Unrealized gain (loss) on available-for-sale investments, net of taxes	276	(869)

Comprehensive income	$2,718	$702

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

The Company also has sales and marketing operations located in the Netherlands, the United Kingdom, France, Germany, South Africa, Mexico, Australia, Japan, Italy and a development and technical support operation in Canada. Foreign branch and subsidiary revenues consist primarily of maintenance and consulting services and are being allocated based on foreign branch and subsidiary location. Disclosed in the table below is geographic information for any individual country comprising greater than 10% of the Company’s total revenues or greater than 10% of the Company’s long-lived assets. Rest of world (“ROW”) includes Australia, Canada, Japan, Mexico and South Africa.

	Three Months Ended
	August, 31, 2004	August 31, 2003
	(in thousands)
Revenues:
USA	$23,828	$17,591
United Kingdom	3,364	2,639
Other Europe	5,108	3,986
ROW	2,322	2,387

Consolidated	$34,622	$26,603

August 31, 2004
(in thousands)
Long-lived assets:
USA	$82,944
United Kingdom	170
Other Europe	236
Canada	682
Other ROW	18

Consolidated	$84,050

Long-lived assets of geographic areas are those assets used in the Company’s operations in each area and exclude financial instruments and deferred tax assets.

Total revenues outside the U.S., which are summarized in the following table, consist of export sales (shipped from the U.S. to non-U.S. locations) and sales derived from the Company’s foreign operations.

	Three Months Ended
	August 31, 2004	August 31, 2003
	(in thousands)
Revenues outside the U.S.:
Export	$6,055	$4,885
Foreign Operations	4,739	4,127

Total	$10,794	$9,012

No single customer accounted for more than 10% of the Company’s total revenues for the three month periods ended August 31, 2004 and August 31, 2003. The percentage of total revenues derived from sales to the United States government and its agencies were:

	Three Months Ended
	August 31, 2004	August 31, 2003
Percentage of total revenues	12.4%	11.5%

7. Stock Repurchase Program

In June, 2003, the Company announced a stock repurchase program of up to $50 million to repurchase shares of its common stock during its fiscal year ending May 31, 2004. On June 22, 2004, the Company’s Board of Directors approved a new $50 million stock repurchase program whereby it authorized the repurchase of up to $50 million of common stock in fiscal 2005. Verity repurchased and retired 571,892 and 527,150 shares, valued at approximately $7.4 million and $7.0 million in the three month periods ended August 31, 2004 and 2003, respectively. The new program will terminate at the end of the fiscal year ending May 31, 2005 unless amended by the Board of Directors.

8. Restructuring Costs

During the three months period ended August 31, 2004, the Company incurred a facility restructuring charge of $0.1 million related to the closing of its UK Cardiff facility in July of 2004. The employees and operations of the Cardiff UK office were moved and consolidated into the Company’s existing facility in the UK.

The Company had two restructuring activities in fiscal 2004. As a result of the Company’s Cardiff Software acquisition, the Company recorded a $0.3 million restructuring charge related to positions the Company identified to be redundant in its quarter ended May 31, 2004. In November 2003, the Company implemented a worldwide restructuring to focus on reducing expenses and improving efficiency due to continued macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, the Company recorded a $1.0 million restructuring in its quarter ended November 30 2003, of which approximately $0.9 million was related to severance costs associated with the reduction in the worldwide workforce by approximately 40 employees and approximately $0.1 million to legal and other outside services.

In November 2002, the Company implemented a worldwide restructuring to focus on reducing expenses and improving efficiency. In connection with the restructuring, the Company recorded in the quarter ended November 30, 2002, a $1.0 million restructuring charge, of which approximately $0.7 million was related to severance costs associated with the reduction in the worldwide workforce by approximately 50 employees, approximately $0.1 million to legal and other outside services in connection with the restructuring, and approximately $0.2 million to other costs associated with the restructuring. The restructuring impacted operations in the U.S., Canada and the Netherlands and was concentrated in research and development and, to a lesser extent, sales and marketing.

The following tables sets forth the components of the accrued restructuring charges (in thousands):

	Severance	Facilities and other	Legal and outside services	Total
At May 31, 2004	259	103	—	362
Charges	—	98	—	98
Paid	—	(11)	—	(11)
At August 31, 2004	259	190	—	449

The Company expects that all severance related accrued restructuring costs will be paid in the third fiscal quarter of 2005 in accordance with the underlying severance agreements, and all accrued costs related to facilities and other will be paid by October 2005.

9. Business Combination

Cardiff Software Inc. On March 15, 2004, the Company acquired Cardiff Software Inc., a privately held software company. Cardiff Software’s technology enables the automated capture of dynamic business information and the acquired software, rebranded Verity TeleForm, Verity MediClaim, Verity LiquidOffice and Verity LiquidCapture, is what composes the Company’s content capture process automation product family.

The total purchase price for Cardiff Software is as follows (in thousands):

Cash	$59,680
Stock options assumed	3,768
Acquisition costs	2,121

Total purchase price	$65,569

In accordance with SFAS No.141, “Business Combinations”, the Company accounted for the Cardiff Software transaction as a purchase, and the total purchase consideration of approximately $65.6 million (including cash, deferred payments, outstanding vested and unvested stock options assumed, and acquisition costs) was allocated to net tangible and identifiable intangible assets based upon their estimated fair value as of the date of the acquisition and the residual of $38.4 million was recorded as goodwill.

The fair value of stock options assumed was estimated using the Black-Scholes option pricing model. The fair value of the stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected Life (in years)	0.74
Expected volatility	55%
Risk free interest rate	1.12%

The Company recorded approximately $89,000 as unearned compensation related to the assumption of unvested options. Approximately 412,000 of the approximately 457,000 options issued were fully vested.

Based upon the purchase price and an independent valuation, the purchase price allocation is as follows (in thousands):

Identifiable intangible assets acquired (Useful life (years))

Developed technology (4)	$12,385
Customer relationships (4)	2,039
Tradenames (4)	644

Total amortizable intangible assets	15,068
In-process research and development	3,310
Fair value of net tangible assets assumed	8,667
Deferred Compensation	89
Goodwill	38,435

Total purchase price (including transaction costs)	$65,569

The detail for the components of the fair value of assets assumed from Cardiff Software is as follows (in thousands):

Cash and cash equivalents	$14,181
Trade accounts receivable, net	2,215
Prepaid and other assets	874
Property and equipment, net	531

Fair value of assets assumed	$17,801

Accounts payable	$2,411
Accrued compensation	1,884
Other accrued liabilities	3,744
Deferred revenue	1,095

Fair value of liabilities assumed	$9,134

Fair value of net assets assumed	$8,667

The following table presents details of these amortizable intangible assets as of August 31, 2004 (in thousands):

	Gross	Accumulated Amortization	Net
Developed technology	$12,385	$1,419	$10,966
Customer relationships	2,039	233	1,806
Tradenames	644	74	570

Purchased intangible assets, net	$15,068	$1,726	$13,342

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

Of the total purchase price, the Company placed $11.9 million into a third party escrow account in order to secure Cardiff Software’s indemnification obligations. Under the terms of the merger agreement $3.0 million will be released from the escrow account September 15, 2004, another $3.0 million will be released from the escrow account on September 15, 2005, and the remaining $5.9 million will be released on March 15, 2006 assuming Cardiff Software meets their indemnification obligations. The Company shall have the right to withhold or deduct from the escrow account any sum that may be owed to it by Cardiff Software pursuant to Cardiff Software’s indemnification obligations under the Purchase Agreement if the cumulative aggregate amount of such claims exceeds $300,000. The Company believes the likelihood of such indemnifications is remote and therefore has recorded the entire $11.9 million held in the third party escrow account in the purchase price.

The Consolidated Financial Statements include the operating results of Cardiff Software from March 15, 2004.

NativeMinds Inc. On March 3, 2004, the Company acquired the intellectual property, customer agreements and certain other assets from NativeMinds Inc., a privately held software company and provider of integrated self-service solutions which the Company accounted for as a purchase of a business. The acquired software, rebranded Verity Response, is part of Verity’s ICS product family.

The total purchase price for NativeMinds is as follows (in thousands):

Cash	$2,956
Deferred payment	770
Acquisition costs	153

Total purchase price	$3,879

In accordance with SFAS No.141, “Business Combinations”, the Company accounted for the NativeMinds transaction as a purchase, and the total purchase consideration of approximately $3.9 million (including cash, deferred payments, acquisition costs ) was allocated to net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion of the acquisition and the residual of $2.2 million was recorded as goodwill. The $3.9 million of total purchase consideration includes approximately $0.8 million to be paid to Nativemind’s shareholders in installments over 24 months from the acquisition.

The purchase price was allocated as follows (in thousands):

Identifiable intangible assets acquired (Useful life (years))

Developed technology (4)	$1,183
Customer base (4)	449

Total amortizable intangible assets	1,632
In-process technology	162
Fair value of net tangible liabilities assumed	(159)
Goodwill	2,244

Total purchase price (including transaction costs)	$3,879

The following table presents details of these amortizable intangible assets as of August 31, 2004 (in thousands):

	Gross	Accumulated Amortization	Net
Developed technology	$1,183	$139	$1,044
Customer base	449	56	393

Purchased intangible assets, net	$1,632	$92	$1,437

The amount of the purchase price allocated to in process-research and development was based on established valuation techniques used in the high-technology and the computer software industry. The fair value assigned to the acquired in-process research and development was determined using the income approach using the same methodology as described above for the Cardiff Software acquisition.

The key assumptions underlying the valuation of acquired in-process research and development from NativeMinds are as follows (in thousands):

IPR&D Product	Leverage Factor	Risk Free Discount Rate	Expected Revenue
Vrep 3.0	65%	25%	Q1 2005

Of the total purchase price, the Company retained $770,000 in order to secure Nativemind’s indemnification obligations under the asset purchase agreement. As of May 31, 2004 the Company paid and recorded $200,000 of this obligation. The Company is obligated to pay the remaining $570,000 on September 3, 2005. The Company shall have the right to withhold or deduct from the remaining deferred payment amount any sum that may be owed to it by NativeMinds pursuant to NativeMind’s indemnification obligations under the Asset Purchase Agreement. The Company believes the likelihood of such indemnifications is remote.

Pro-forma information has not been provided for either of the above acquisitions.

10. Legal Proceedings

On July 21, 2004, the Company received a demand letter from IBM Corporation seeking indemnity from the Company pursuant to various software license agreements entered into with it during the 1990s. The indemnification request relates to a patent infringement action filed by Compression Labs, Inc. (CLI) against IBM (and nearly two dozen other US computer hardware manufacturers) on April 22, 2004 in the United States District Court, Eastern District of Texas, Marshall Division (the “CLI Action”), with respect to the use of certain software that allegedly infringes a patent claimed to be owned by CLI. The software in question is the international software standard adopted by the Joint Photographic Experts Group (known as “JPEG”), commonly used by virtually every major manufacturer of computer hardware and software throughout the United States.

In response to the CLI Action, IBM and the other 23 defendants in the CLI Action counter-sued CLI (and its parent corporation) in the United States District Court, District of Delaware, on or about July 2, 2004, raising 14 separate counts against CLI (the “counter-suit”). The counter-suit is based upon multiple legal theories, including violations of federal antitrust laws, common law fraud, negligent misrepresentation and declaratory relief (as to patent misuse, nonenforceability of the CLI patents, equitable estoppel and other theories).

The Company has only begun to investigate the indemnity claims and the claims in the underlying actions, which investigation is likely to take considerable time, as this dispute appears to be one that is likely to impact major portions of the national and international computer hardware and software markets, impacting many dozens, if not hundreds, of US and foreign companies. The Company currently believes that this tender for indemnification, and these lawsuits, will not have a material impact on it; however, because the matter is in its initial stages, the Company cannot anticipate with any degree of certainty the outcome of this matter, and future developments in these lawsuits and additional facts could change the Company’s assessment of this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes, which appear in our Annual Report on Form 10-K for the fiscal year ended May 31, 2004. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading “Risk Factors” below.

Overview

We are a leading provider of intellectual capital management software that enables our customers to maximize their return on their information assets. The intellectual capital management software market is in great part the convergence of many core markets in which we have participated for years, including search, corporate portals, and e-commerce, as well as markets that we have recently entered, including question and answer interfaces, and content capture and process automation, among others.

We develop, market and support two product families: intelligent content services (which we refer to as “ICS”), and content capture and process automation. Intelligent content services are search, classification, recommendation, monitoring/alerting, and question and answer infrastructure products for corporate intranets, extranets, web sites, corporate portals, business applications, online publishers and e-commerce providers and original equipment manufacturer (“OEM”) toolkits for independent software vendors. Our comprehensive and integrated ICS product family enables numerous enterprise-wide functionalities, all from the same underlying Verity information index. Our ICS products organize and provide simple, single-point access to information across the entire enterprise. In doing so, our products can be used to create or enhance business portals and standalone applications that leverage the value of existing investments in intranets and business applications. Content capture and process automation applications enable the information on paper and electronic forms to be captured in electronic form, and for manual processes that utilize that information to be automated over corporate networks. Our content capture and process automation products include capabilities for forms design, scanning, optical character recognition, forms recognition, validation, verification, workflow and routing.

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

Recent Acquisitions

Cardiff Software Inc. On March 15, 2004, we acquired Cardiff Software Inc., a privately held software company. Cardiff Software technology enables the automated capture of dynamic business information. Although the Cardiff Software corporate brand has been discontinued, we have retained the product names and rebranded them as Verity TeleForm®, Verity LiquidOffice™, Verity LiquidCapture™, and Verity MediClaim. This acquisition further expanded our offerings with the content capture and process automation product family. The acquired rebranded software is in use by companies and government organizations of all sizes. We are continuing development, support and maintenance of these products, and believe that the larger enterprises in the installed base represent an upgrade opportunity to our broader intellectual capital management solutions as their needs grow.

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

NativeMinds Inc. On March 3, 2004, we acquired the intellectual property, customer agreements and other selected strategic assets from NativeMinds Inc., a privately held software company and provider of integrated self-service solutions. The acquired technology portfolio originally named vRep, re-branded Verity Response, is an integrated set of tools designed to provide a single interface for internal and external customer inquiries through a natural language dialog. Verity Response includes technology that manages the interaction between a customer and a virtual representative and a set of reporting and analysis tools to help assess performance, identify content opportunities and gather valuable customer insight. We are continuing development and support of the products acquired and believe that the larger enterprises in the installed base represent an upgrade opportunity to our broader intellectual capital management solution as their needs grow.

In accordance with SFAS No.141, “Business Combinations”, we accounted for the NativeMinds transaction as a purchase, and the total purchase consideration of approximately $3.9 million (including cash, deferred payments, and acquisition costs) was allocated to net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion and the residual of $2.2 million was recorded as goodwill. The $3.9 million of total purchase consideration includes approximately $0.8 million to be paid to Nativemind’s shareholders in installments over 18 months from the acquisition. These future payments are subject to NativeMinds meeting certain obligations outlined under the representations and warranties section of the definitive merger agreement. Of this $0.8 million, $0.2 million was paid in the fourth fiscal quarter of 2004. We believe that NativeMinds will meet the remaining obligations and therefore have recorded the entire $0.8 million as purchase consideration.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, income taxes and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on form 10-K for the fiscal year ended May 31, 2004.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items in our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended August 31,
	2004	2003
	(unaudited)
Revenues:
Software products	56.9%	53.3%
Service and other	43.1	46.7

Total revenues	100.0	100.0

Costs of revenues:
Software products	2.1	1.3
Service and other	14.4	12.7
Amortization of purchased intangible assets	4.9	2.4

Total costs of revenues	21.4	16.4

Gross profit	78.6	83.6

Operating expenses:
Research and development	16.4	20.5
Marketing and sales	43.5	45.6
General and administrative	9.4	10.9
Restructuring charges	0.3	0.0

Total operating expenses	69.6	77.0

Income from operations	9.0	6.6
Other income, net	3.0	4.4

Income before provision for income taxes	12.0	11.0
Provision for income taxes	4.8	4.2

Net income	7.2%	6.8%

Quarters Ended August 31, 2004 and 2003

Prior period financials have been reclassified to conform to first fiscal quarter 2005 presentation.

Revenues

Total revenues	August 31, 2004	August 31, 2003	Change
	(dollar amounts in millions)
Three months ended:	$34.6	$26.6	30.1%

The increase in total revenues for the three month period ended August 31, 2004, compared with the same period a year ago, was due to a $5.5 million increase in our software product revenues and to a $2.5 million increase in our service and other revenues.

In practice, we track most closely and calculate our average selling prices only for those deals which total $40,000 or more in total deal size (product and services). The increase in total revenues in our first fiscal quarter of 2005 as compared to our first fiscal quarter of 2004 was due to an increase in total number of customer transactions for deal sizes greater than $40,000. Our first quarter of fiscal 2005 results include the addition of our suite of content capture products, which were derived from the purchase of Cardiff Software in March 2004 and to a much lesser extent the Vrep product which was derived from the purchase of NativeMinds. We expect volumes of transactions and total revenues to increase throughout fiscal 2005 as we expect to maintain a growth rate consistent with the overall growth rates of the markets that we serve. Additionally, we expect to see increased revenues from a full year’s worth of Cardiff Software products and the NativeMind product that we acquired in March of 2004. These expectations are based on assumptions we believe are reasonable, but actual results may differ from our expectations as a result of the risks set forth in “Risks Relating to Our Operations” at the end of this Item 2. of this form 10-Q.

Revenues derived outside of the U.S. accounted for 31.2% and 33.95% of total revenues for the three month period ended August 31, 2004 and 2003, respectively. Our export sales consist of products licensed for delivery outside of the United States. In the three month period ended August 31, 2004 and 2003, export sales accounted for 17.5% and 18.4% of total revenues, respectively.

No single customer accounted for 10% or more of our revenues during the three month period ended August 31, 2004 and 2003. Revenues derived from sales to the federal government and its agencies were 12.4% and 11.5% of total revenues in the three month periods ended August 31, 2004 and 2003, respectively. We expect total revenues to government agencies will continue to fluctuate as a percentage of revenues in the future.

Software product revenues	August 31, 2004	August 31, 2003	Change
	(dollar amounts in millions)
Three months ended:	$19.7	$14.2	38.9%
Percentage of total revenues:	56.9%	53.3%

Our software product revenues consist primarily of fees for software licenses and to a lesser extent, the sale of hardware scanners associated with the acquisition of Cardiff Software.

We saw an increase in demand for our software products in the first fiscal quarter of 2005, compared with the first fiscal quarter of 2004. The increase in software product revenues during this period was due primarily to the following:

•	increased number of sales transactions for transactions greater than $40,000;

•	incremental sales of our suite of content capture products, which we did not have prior to our acquisition of Cardiff Software in March 2004.

Software product revenues in the first fiscal quarter of 2004 included the recognition of past royalties in connection with our confidential settlement with BroadVision related to our outstanding litigation. This revenue accounted for less than 5% of total revenues in the period.

Service and other revenues	August 31, 2004	August 31, 2003	Change
	(dollar amounts in millions)
Three months ended:	$14.9	$12.4	20.2%
Percentage of total revenues:	43.1%	46.7%

Our service and other revenues consist primarily of fees for software maintenance, consulting and training.

The increase in service and other revenues for the three month period ended August 31, 2004, compared with the same period a year ago, was due to $1.5 million in increased sales of consulting services and to $1.0 million in increased maintenance revenues. The $1.5 million increase in consulting services revenues is primarily due to the increased number of consulting engagement associated with the increased number of new license transactions. The $1.0 million increase in maintenance revenues resulted primarily from increased maintenance contracts entered into on new licensing agreements and renewals on a larger install base.

Costs of Revenues

Costs of software products	August 31, 2004	August 31, 2003	Change
	(dollar amounts in millions)
Three months ended:	$0.7	$0.3	116.2%
Percentage of software product revenues	3.7%	2.4%

Costs of software products consist primarily of product media, duplication, manuals, packaging materials, shipping expenses, employee compensation expenses, and in certain instances, the licensing of third-party software incorporated in our products. Also included in costs of software products, to a lesser extent, is the cost of the hardware scanners which we began selling as a result of the acquisition of Cardiff Software beginning March 15, 2004.

The increase in costs of software products in absolute dollars for the first fiscal quarter of 2005, compared with the comparable quarter of the prior fiscal year, was primarily attributable to higher product costs associated with higher volumes, coupled with increased third party royalties associated with the incremental sales of our content capture products.

Costs of service and other	August 31, 2004	August 31, 2003	Change
	(dollar amounts in millions)
Three months ended:	$5.0	$3.4	46.8%
Percentage of service and other revenues	33.3%	27.3%

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

The increase in costs of service and other in absolute dollars from the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2005 was due to a $1.0 million increase in compensation and other employee related expenses, primarily as a result of increased headcount required to support our content capture products. Also contributing to the increase was $0.3 million in additional costs associated with using third-party contractors to provide professional services. The increase in cost of service and other as a percentage of service and other revenues was due to service revenues, which have lower gross margins than maintenance revenues, constituting a greater proportion of service and other revenues.

Amortization of purchased intangible assets	August 31, 2004	August 31, 2003	Change
	(dollar amounts in millions)
Three months ended:	$1.7	$0.6	161.9%
Percentage of total revenues	4.9%	2.4%

During the three month period ended August 31, 2004, we amortized $1.7 million of the purchased intangible assets in connection with acquired developed technology, patents, customer relationships, tradenames, and maintenance agreements associated with all previous acquisitions. The increase in amortization of purchased intangible assets in the first fiscal quarter of 2005 as compared to fiscal 2004 was attributable to $1.1 million increased amortization of purchased intangible assets associated with our Cardiff and NativeMind acquisitions which we completed in March of 2004. We expect amortization of purchased intangible assets to be $1.7 million per quarter for the remainder of fiscal 2005.

Operating Expenses

Research and development	August 31, 2004	August 31, 2003	Change
	(dollar amounts in millions)
Three months ended:	$5.7	$5.5	4.2%
Percentage of total revenues	16.4%	20.5%

Research and development expenses consist primarily of employee compensation and benefits, payments to outside contractors, depreciation on equipment used for development and corporate overhead allocations. We believe that research and development is essential to maintaining our competitive position and we will continue to make significant investments in research and development with the goal of continuing to align research and development expenses with anticipated revenues. Beyond our first quarter of fiscal 2005, we anticipate that research and development expenses will increase modestly resulting from annual compensation increases and selective increases in headcount.

The increase in research and development expenses in absolute dollars from the first fiscal quarter of 2004 as compared to the first fiscal quarter of 2005 was primarily due to an increase of $0.3 million for salary related expenses on increased headcount, partially offset by reductions in contracted outside services and travel.

Marketing and sales	August 31, 2004	August 31, 2003	Change
	(dollar amounts in millions)
Three months ended:	$15.1	$12.1	24.1%
Percentage of total revenues	43.5%	45.6%

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

The increase in marketing and sales expenses in absolute dollars from the first fiscal quarter of 2004 as compared to the first fiscal quarter of 2005 was primarily due to a $1.1 million increase in salary related expenses on increased sales and marketing headcount, $0.6 million increase in travel, entertainment and seminars, $0.6 million for our Q1 sales kickoff meeting, and $0.5 million increase in sales commissions resulting from the combination of higher revenues and an increased commission payout rate. The remaining year over year increase related to an increase of $0.2 million from overhead cost allocations due to a higher average headcount.

General and administrative	August 31, 2004	August 31, 2003	Change
	(dollar amounts in millions)
Three months ended:	$3.2	$2.9	12.3%
Percentage of total revenues	9.4%	10.9%

General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and general management, provisions for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations.

The increase in general and administrative expenses in absolute dollars from the first fiscal quarter of 2004 as compared to the first fiscal quarter of 2005 was primarily due to a $0.4 million increase in salary related expenses associated with increased headcount to support a growing and more complex infrastructure, $0.3 million increase in outside services primarily to support the Sarbanes Oxley finance reporting project and $0.1 million increase in audit, tax and annual report costs. These cost increases were partially offset by a $0.3 million decrease in legal expenses and a $0.1 million decrease in bad debt provision.

Restructuring charges	August 31, 2004	August 31, 2003	Change
	(dollar amounts in millions)
Three months ended:	$0.1	$0.0	nm
Percentage of total revenues	0.3%	0.0%

During the three months periods ended August 31, 2004, we incurred a facility restructuring charge of $0.1 million related to the closing of our UK Cardiff facility in July of 2004. The employees and operations of the Cardiff UK office were moved and consolidated into our existing Verity facility in the UK.

Other income, net	August 31, 2004	August 31, 2003	Change
	(dollar amounts in millions)
Three months ended:	$1.1	$1.2	(11.3%)
Percentage of total revenues	3.0%	4.5%

Other income consists primarily of interest income and realized gains from our investments in marketable securities as well as transaction gains and losses associated with foreign currency fluctuations in our Benelux and Canadian subsidiaries offset by our foreign currency hedging activity. While we engage in simple hedging activities to minimize the impact of foreign currency fluctuation on our consolidated statements of operations, there is no assurance that a significant change in foreign currency exchange rates may not have a material adverse effect on our consolidated statements of operations in the future.

The decrease in other income in absolute dollars from the first fiscal quarter of 2005 compared to 2004 was primarily due to lower overall yields caused by decreasing interest rates. Additionally, our average overall portfolio levels of marketable securities decreased year over year.

Income tax provision	August 31, 2004	August 31, 2003	Change
	(dollar amounts in millions)
Three months ended:	$1.7	$1.1	50.2%
Percentage of total revenues	4.8%	4.2%
Effective tax rate	40.0%	38.0%

The increase in our effective tax rate percentage in the first fiscal quarter 2005 as compared to 2004 was primarily a result of reductions in year over year research and development credits. Income tax provision includes U.S. and foreign income taxes, as well as the provision for U.S. taxes on undistributed earnings of international subsidiaries. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

Liquidity and Capital Resources

As of August 31, 2004, we had $204.4 million in cash and cash equivalents and available-for-sale securities compared to $201.8 million at May 31, 2004. At August 31, 2004, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $107.2 million. As of August 31, 2004, we had no outstanding long-term debt obligations.

Three months ended:	August 31, 2004	August 31, 2003
	(dollar amounts in millions)
Net cash provided by operating activities	$10.5	$1.9
Net cash used in investing activities	$(22.8)	$(14.4)
Net cash used in financing activities	$(4.0)	$(3.4)

Cash provided by operating activities in the first fiscal quarter of 2005 was driven primarily from our net income of $2.5 million and the add back of non-cash expenses reported in our consolidated statements of operations, primarily non-cash depreciation and amortization and non-cash restructuring charges totaling $2.5 million. Changes in working capital, including reduced accounts receivable and prepaid and other assets, reduced deferred income taxes and increased accrued liabilities and compensation generated additional cash flow of $7.9 million. These cash flow generating activities were partially offset by cash outflows in our working capital, including a $2.1 million decrease in deferred revenue. We expect to have positive cash flows from operating activities in 2005, as we believe we will be profitable for this time period and do not expect significant changes in working capital that would more than offset the forecasted cash flow generating capacity of our operations.

Cash used by investing activities for the first fiscal quarter of 2005 of $22.8 million was primarily due to the purchases of marketable securities of $77.7 million partially offset by sales and maturity of marketable securities of $58.8 million. Additionally, we made the final $3.1 million purchase payment to Inktomi/Yahoo! and acquired plant, property and equipment of $0.8 million in the first fiscal quarter of 2005.

Cash used of $4.0 million in financing activities in the first fiscal quarter of 2005 was primarily due to the $7.4 million in repurchases of our common stock through our stock repurchase program, offset by $3.4 million in proceeds from the sale of common stock as a result of stock option exercises and from the issuance of common stock in connection with our Employee Stock Purchase Plan.

Our principal commitments as of August 31, 2004 consist of obligations under operating leases, totaling $15.2 million over the life of these leases.

Under our operating leases, we have minimum rental payments as follows:

Fiscal Year Ending May 31,	Rental Payments	Sublease Income
2005	$2,758	$319
2006	3,357	134
2007	2,566	74
2008	2,535	0
2009 and thereafter	4,010	0

	$15,226	$527

As described above, in connection with the NativeMinds strategic asset purchase we have, as of August 31, 2004, a $0.6 million deferred payment obligation which we are obligated to pay in September 2005, assuming that we have no claims for indemnification under the NativeMinds purchase agreement.

In June, 2004, we announced the continuation of our stock repurchase program. The continuation calls for the additional repurchase of outstanding shares of our common stock up to an aggregate value of $50.0 million. The program will terminate at the end of the fiscal year ending May 31, 2005 unless amended by the Board of Directors. Through August 31, 2004, we repurchased and retired approximately 572,000 shares of our common stock through open market transactions, valued at the fair value of approximately $7.4 million.

We believe that our current cash and cash equivalents, interest income and cash generated from operations, if any, will provide adequate liquidity to meet our working capital and operating resource expenditure requirements through at least fiscal 2005. If the global economy weakens further, our cash, cash equivalents and investments balances may decline. As a result, or if our spending plans materially change, we may find it necessary to seek to obtain additional sources of financing to support our capital needs, and we cannot assure you that a financing will be available on commercially reasonable terms, or at all.

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

The size and timing of large orders may materially affect our quarterly operating results

The size and timing of individual orders may cause our operating results to fluctuate significantly. Our operating results for a quarter could be materially and adversely affected if one or more large orders are either not received or are delayed or deferred by customers. A significant portion of our revenues in recent quarters has been derived from relatively large sales to a limited number of customers, and we currently anticipate that future quarters will continue to reflect this trend. Sales cycles for these customers can be up to nine months or longer. In addition, customer order deferrals in anticipation of new products may cause our operating results to fluctuate. Like many software companies, we had generally recognized a substantial portion of our revenues in the last month of each quarter, with these revenues concentrated in the last weeks of the quarter. Accordingly, the cancellation or deferral of even a small number of purchases of our products could harm our business in any particular quarter. In addition, to the extent that the significant sales occur earlier than expected, operating results for subsequent quarters may fail to keep pace or even decline.

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

Our business may suffer due to risks associated with international sales

For the three month period ended August 31, 2004 and 2003, the international revenue represented 31% and 34% of our total revenues, respectively. We expect international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

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

A portion of our revenues is derived from sales to governments, which are subject to budget cuts and, consequently, the potential loss of revenues upon which we have historically relied

Revenues derived from sales to the U.S. federal and state governments and their agencies were 12.4% and 11.5% of total revenues for the three month period ended August 31, 2004 and 2003, respectively. As a result, any reductions in government spending on information technologies could harm our operating results. In recent years, budgets of many governments and/or their agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

Almost all of our government contracts contain termination clauses, which permit contract termination upon our default or at the option of the other contracting party. We cannot assure you that a cancellation will not occur in the future. Termination of any of these contracts could adversely affect our operating results.

We must successfully introduce new products or our customers will purchase our competitors’s products

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

If we lose key personnel, or we are unable to attract additional qualified personnel, our ability to conduct and grow our business will be impaired

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

In the future, we may encounter competition from a number of companies. Many of our existing competitors, as well as a number of other potential new competitors, have significantly greater financial, technical and marketing resources than we have. Because the success of our strategy is dependent in part on the success of our strategic customers, competition between our strategic customers and the strategic customers of our competitors, or failure of our strategic customers to achieve or maintain market acceptance could harm our competitive position. Although we believe that our products and technologies compete favorably with competitive products, we cannot assure you that we will be able to compete successfully against our current or future competitors or that competition will not harm our business.

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

We cannot assure you that future acquisitions will be successful and will not adversely affect our business. We must also maintain our ability to manage any growth effectively. Failure to manage growth effectively and successfully integrate acquisitions could harm our business.

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

See Note 2 to Condensed Consolidated Financial Statements for a more detailed presentation of accounting for stock-based compensation plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximize yields without significantly increasing our risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of August 31, 2004, approximately 42% of our portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of August 31, 2004

	FY2005	FY2006	FY2007	FY2008	FY2009	Total	Fair Value
	(Dollars in thousands)
Cash equivalents	$37,851	—	—	—	—	$37,851	$37,851
Average interest rate	1.7%	—	—	—	—	1.7%	1.7%
Fixed-rate securities	$10,592	$25,277	$65,369	$11,521	—	$112,759	$112,759
Average interest rate	1.5%	2.3%	2.6%	3.1%	—	2.5%	2.5%
Variable-rate securities	$15,800	—	—	—	—	$15,800	$15,800
Average interest rate	1.7%	—	—	—	—	1.7%	1.7%

The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of May 31, 2004

	FY2005	FY2006	FY2007	FY2008	FY2009	Total	Fair Value
	(Dollars in thousands)
Cash equivalents	$55,806	—	—	—	—	$55,806	$55,806
Average interest rate	1.1%	—	—	—	—	1.1%	1.1%
Fixed-rate securities	$20,256	$37,177	$47,071	—	—	$104,504	$104,504
Average interest rate	2.7%	2.3%	2.7%	—	—	2.6%	2.6%
Variable-rate securities	$5,000	—	—	—	—	$5,000	$5,000
Average interest rate	1.2%	—	—	—	—	1.2%	1.2%

Foreign Currency Transaction Risk. We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 180 days or less. We do not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts (non equity hedges) are marked to market at the end of the period with any changes in market value included in Other Income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gain (loss) included in Other Income, net in the accompanying condensed consolidated statements of operations was $52,000 in the three month period ended August 31, 2004. The fair value of the foreign currency forward contracts was a $1.1 million liability as of August 31, 2004 as compared to a $2.8 million liability at May 31, 2004.

As of August 31, 2004 and May 31, 2004, our forward contracts consisted solely of contracts for the exchange of Canadian Dollars for U.S. Dollars. As of these dates, the notional amounts (at contract exchange rates) and weighted average contractual foreign currency exchange rates for the outstanding forward contracts were $1.1 million and $2.9 million, and $1.31 and $1.29, respectively. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per United States dollar. All of our forward contracts mature in ninety days or less as of August 31, 2004.

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

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2004. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 31, 2004, to provide reasonable assurance that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in Internal Control over Financial Reporting. During the three month period ended August 31, 2004, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 21, 2004, we received a demand letter from IBM Corporation seeking indemnity from us pursuant to various software license agreements entered into with them during the 1990s. The indemnification request relates to a patent infringement action filed by Compression Labs, Inc. (CLI) against IBM (and nearly two dozen other US computer hardware manufacturers) on April 22, 2004 in the United States District Court, Eastern District of Texas, Marshall Division (the “CLI Action”), with respect to the use of certain software that allegedly infringes a patent claimed to be owned by CLI. The software in question is the international software standard adopted by the Joint Photographic Experts Group (known as “JPEG”), commonly used by virtually every major manufacturer of computer hardware and software throughout the United States.

In response to the CLI Action, IBM and the other 23 defendants in the CLI Action counter-sued CLI (and its parent corporation) in the United States District Court, District of Delaware, on or about July 2, 2004, raising 14 separate counts against CLI (the “counter-suit”). The counter-suit is based upon multiple legal theories, including violations of federal antitrust laws, common law fraud, negligent misrepresentation and declaratory relief (as to patent misuse, nonenforceability of the CLI patents, equitable estoppel and other theories).

We have only begun to investigate the indemnity claims and the claims in the underlying actions, which investigation is likely to take considerable time, as this dispute appears to be one that is likely to impact major portions of the national and international computer hardware and software markets, impacting many dozens, if not hundreds, of US and foreign companies. We currently believe that this tender for indemnification, and these lawsuits, will not have a material impact on us; however, because the matter is in its initial stages, we cannot anticipate with any degree of certainty the outcome of this matter, and future developments in these lawsuits and additional facts could change our assessment of this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). The table below sets forth information regarding repurchases of Verity common stock by Verity during the three months ended August 31, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
June 1, 2004 through June 30, 2004	138,000	$13.41	138,000	$48,149,692
July 1, 2004 through July 31, 2004	433,892	$12.80	433,892	$42,594,650
August 1, 2004 through August 31, 2004	—	—	—	$42,594,650
Total	571,892	$12.95	571,892	$42,594,650

On June 22, our Board of Directors approved our current stock repurchase program, in which we are authorized to repurchase up to $50 million of common stock in fiscal 2005. The program will terminate at the end of the fiscal year ending May 31, 2005 unless amended by the Board of Directors.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

(a) None.

(b) None.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Audit Committee to be performed by KPMG LLP, our independent auditor, Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. The only non-audit services approved by our Audit Committee to be performed by KPMG LLP are: (1) tax compliance services; (2) tax consulting services; and (3) financial due diligence in connection with potential mergers or acquisitions.

Item 6. Exhibits

Exhibits — See Exhibit Index following the signature page to this report, which is incorporated by reference here.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITY, INC. (Registrant)

By:	/s/ STEVEN R. SPRINGSTEEL
Steven R. Springsteel
Senior Vice President of Finance and Administration and Chief Financial Officer

Dated: October 8, 2004

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	By-Laws. (1)
4.1	Amended and Restated Rights Agreement dated August 1, 1995, as amended. (2)
4.2	Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996. (3)
4.3	First Amendment to Rights Agreement dated as of July 23, 1999 among Verity, Inc. and BankBoston, N.A. (4)
31.1	Certification of Anthony J. Bettencourt.
31.2	Certification of Steven R. Springsteel.
32	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 2000 with the Securities and Exchange Commission on January 10, 2001. (Commission No. 000-26880).
(2)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.
(3)	Incorporated by reference from Exhibit No. 1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996 (Commission No. 000-26880).
(4)	Incorporated by reference to Exhibit 99.2 from the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 1999 (Commission No. 000-26880).