Form 10-Q
period 2004-11-30
VERITY INC \DE\
filed 2005-01-07
CIK 949956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 37,768,678 as of December 31, 2004.

VERITY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

( In thousands, except per share data, unaudited)

	November 30, 2004	May 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$76,207	$92,245
Short-term investments	52,573	25,256
Trade accounts receivable, net of allowance for doubtful accounts of $1,741 and $2,131	32,101	31,807
Deferred tax assets	2,590	2,482
Prepaid and other assets	6,396	4,636

Total current assets	169,867	156,426

Property and equipment, net	5,842	4,272
Long-term investments	81,780	84,248
Deferred tax assets	16,831	17,884
Intangible assets, net	21,475	24,854
Goodwill	55,824	55,824
Other assets	573	573

Total assets	$352,192	$344,081

LIABILITIES
Current liabilities:
Accounts payable	$3,034	$2,855
Accrued compensation	11,592	10,086
Income tax payable	6,415	4,214
Deferred purchase payment	570	3,066
Other accrued liabilities	6,212	5,043
Deferred revenue	21,731	21,421

Total current liabilities	49,554	46,685

Non-current liabilities:
Deferred purchase payment	—	570

Total liabilities	49,554	47,255

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value:
Authorized: 2,000 shares
Issued and outstanding: none
Common stock, $0.001 par value:
Authorized: 200,000 shares; issued and outstanding: 37,651 shares as of November 30, 2004 and 37,280 shares as of May 31, 2004	38	37
Additional paid-in capital	257,724	259,245
Accumulated other comprehensive income	2,694	2,249
Deferred stock compensation	(76)	(88)
Retained earnings	42,258	35,383

Total stockholders’ equity	302,638	296,826

Total liabilities and stockholders’ equity	$352,192	$344,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Revenues:
Software products	$22,103	$16,227	$41,795	$30,404
Service and other	15,533	12,672	30,463	25,098

Total revenues	$37,636	$28,899	$72,258	$55,502

Costs of revenues:
Software products	851	429	1,584	768
Service and other	5,075	3,288	10,049	6,676
Amortization of purchased intangible assets	1,690	645	3,379	1,290

Total costs of revenues	7,616	4,362	15,012	8,734

Gross profit	30,020	24,537	57,246	46,768

Operating expenses:
Research and development	5,851	4,773	11,540	10,234
Marketing and sales	14,874	11,687	29,935	23,820
General and administrative	4,604	2,712	7,846	5,600
Restructuring charges	279	972	377	972

Total operating expenses	25,608	20,144	49,698	40,626

Income from operations	4,412	4,393	7,548	6,142

Other income, net	1,591	1,770	2,642	2,956

Income before provision for income taxes	6,003	6,163	10,190	9,098
Provision for income taxes	1,640	2,524	3,315	3,639

Net income	$4,363	$3,639	$6,875	$5,459

Net income per share — basic	$0.12	$0.10	$0.18	$0.15

Net income per share — diluted	$0.11	$0.09	$0.18	$0.14

Number of shares — basic	37,517	37,579	37,350	37,542

Number of shares — diluted	38,684	39,475	38,380	39,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Six Months Ended November 30,
	2004	2003
Cash flow from operating activities:
Net income	$6,875	$5,459
Adjustment to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	4,800	3,031
Noncash restructuring charges	282	12
Allowance for doubtful accounts	(390)	—
Deferred income taxes	944	—
Amortization of premium on securities, net	322	512
Amortization of deferred stock-based compensation	12	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,129	(2,515)
Prepaid and other assets	(1,720)	(713)
Accounts payable	182	(1,623)
Accrued compensation	1,211	(975)
Other accrued liabilities	2,974	(146)
Deferred revenue	(216)	270

Net cash provided by operating activities	16,405	3,312

Cash flows from investing activities:
Acquisition of property and equipment	(2,859)	(1,015)
Purchases of marketable securities	(131,654)	(213,149)
Maturity of marketable securities	36,500	89,926
Proceeds from sale of marketable securities	69,900	115,860
Cash paid for purchase of business	(3,066)	—

Net cash used by investing activities	(31,179)	(8,378)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	14,293	14,498
Repurchases of common stock	(15,815)	(17,005)

Net cash used by financing activities	(1,522)	(2,507)
Effect of exchange rate changes on cash	258	175

Net decrease in cash and cash equivalents	(16,038)	(7,398)
Cash and cash equivalents-beginning of period	92,245	85,672

Cash and cash equivalents-end of period	$76,207	$78,274

Supplemental disclosures of cash flow information:
Cash paid for interest	$68	$4

Cash paid for income taxes	$(159)	$706

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of November 30, 2004 and for the three and six months ended November 30, 2004 and the three and six months ended November 30, 2003 is unaudited)

1. Interim Financial Data

The unaudited condensed consolidated financial statements for Verity, Inc. (the “Company” or “Verity”) as of November 30, 2004 and May 31, 2004 and for the three and six month periods ended November 30, 2004 and 2003 have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements contained in the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.

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

2. Accounting for Computation of Net Income Per Share and Stock-Based Compensation

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potential common shares outstanding during the period. Dilutive potential common shares consist of “in-the-money” stock options. “In-the-money” options are those for which the exercise price is lower than the average market price of the Company’s common stock during the period. For the three months ended November 30, 2004 and 2003, 13,368,145 and 10,705,517 anti-dilutive weighted potential shares have been excluded from the diluted net income per share calculation. For the six months ended November 30, 2004 and 2003, 14,693,588 and 10,542,842 anti-dilutive weighted potential shares have been excluded from the diluted net income per share calculation.

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Net income
Net income — as reported	$4,363	$3,639	$6,875	$5,459

Deduct: Total SFAS 123 stock-based employee compensation expense, net of related tax effects	(3,970)	(7,542)	(9,371)	(16,755)

Add: Stock compensation expense included in reported net income, net of related tax effects	4	0	7	5

Net loss — pro forma	$397	$(3,903)	$(2,489)	$(11,291)

Earnings per share
Net income per share — basic — as reported	$0.12	$0.10	$0.18	$0.15

Net loss per share — basic — pro forma	$0.01	$(0.10)	$(0.07)	$(0.30)

Net income per share — diluted — as reported	$0.11	$0.09	$0.18	$0.14

Net loss per share — diluted — pro forma	$0.01	$(0.10)	$(0.07)	$(0.30)

Number of shares used in basic — as reported calculation	37,517	37,579	37,350	37,542

Number of shares used in diluted— as reported calculation	38,684	39,475	38,380	39,569

Number of shares used in basic and diluted — pro forma calculation	37,517	37,579	37,350	37,542

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for each respective period:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Stock Option Plans
Expected volatility	74%	93%	77%	89%
Risk-free interest rate	3.12%	2.20%	3.19%	2.07%
Expected life	4.11 years	4.00 years	4.09 years	4.00 years
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Stock Purchase Plan
Expected volatility	49%	68%	49%	76%
Risk-free interest rate	1.6%	1.38%	1.60%	1.38%
Expected life	0.81 year	1.00 year	0.81 year	1.00 year
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The FASB has recently published Statement 123R, which requires public companies to comply as of the first interim or annual reporting period beginning after June 15, 2005. In fiscal year 2006, the Company will then be required to record any compensation expense using the fair value method in connection with option grants to employees that have an exercise price at or above fair market value at the grant date and for shares issued under its employee stock purchase plan.

3. Investments

The Company maintains investment portfolio holdings of various issuers, types and maturities. These investments consist of corporate obligations that include commercial paper, corporate bonds and notes and United States government agency securities. These securities are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These securities are subject to interest rate risk and will decline in value if market interest rates increase. Consequently, they are recorded on the consolidated balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

These securities are not leveraged and are held for purposes other than trading. Additionally, the Company has the ability to hold these investments until maturity and, therefore, the Company would not expect to recognize an adverse impact on income or cash flows. The Company recorded no impairment losses for the three and six months ended November 30, 2004.

As of November 30, 2004, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Net Unrealized Losses	Fair Value
Short-term investments:
Market auction securities	$25,850	$—	$25,850
Municipal securities	10,500	—	10,500
Corporate notes	8,778	(14)	8,764
Government securities	7,500	(41)	7,459

Short-term investments	52,628	(55)	52,573

Long-term investments:
Municipal securities	2,375	(37)	2,338
Corporate notes	8,689	(95)	8,594
Government securities	71,517	(669)	70,848

Long-term investments	82,581	(801)	81,780

Total investments	$135,209	$(856)	$134,353

At November 30, 2004, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$52,573
After one year through two years	56,663
After two years through three years	25,117
After three years	—

$134,353

As of May 31, 2004, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value
Short-term investments:
Market auction securities	$4,000	$—	$4,000
Municipal securities	1,000	—	1,000
Corporate notes	13,729	40	13,769
Government securities	6,500	(13)	6,487

Short-term investments	25,229	27	25,256

Long-term investments:
Municipal securities	2,375	(36)	2,339
Corporate notes	6,122	(64)	6,058
Government securities	76,506	(655)	75,851

Long-term investments	85,003	(755)	84,248

Total investments	$110,232	$(728)	$109,504

At May 31, 2004, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$25,256
After one year through two years	37,177
After two years through three years	47,071
After three years	—

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

On November 30, 2004, the remaining deferred purchased payment was categorized as a short-term liability as the payment was due less than twelve months from this date.

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

	Three Months Ended November 30		Six Months Ended November 30
	2004	2003	2004	2003
Net Income	$4,363	$3,639	$6,875	$5,459
Foreign currency translation gain	601	475	530	227
Unrealized (loss) on available-for-sale investments, net of taxes	(361)	(60)	(85)	(929)

Comprehensive income	$4,603	$4,054	$7,320	$4,757

6. Business Segment

Substantially all of the Company’s revenues result from the sale of the Company’s software products and related services. Accordingly, the Company considers itself to be in a single reporting segment, specifically the license, implementation, and support of its software. The Company’s chief operating decision-making group reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance.

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
	(in thousands)
Revenues:
USA	$25,601	$19,539	$49,430	$37,130
United Kingdom	2,915	3,048	6,279	5,689
Other Europe	6,676	4,227	11,783	8,211
ROW	2,444	2,085	4,766	4,472

Consolidated	$37,636	$28,899	$72,258	$55,502

Long-lived assets of geographic areas are those assets used in the Company’s operations in each area and exclude financial instruments and deferred tax assets.

November 30, 2004
(in thousands)
Long-lived assets:
USA	$82,584
United Kingdom	113
Other Europe	246
Canada	749
ROW	22

Consolidated	$83,714

Total revenues outside the U.S., which are summarized in the following table, consist of export sales (shipped from the U.S. to non-U.S. locations) and sales derived from the Company’s foreign operations.

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
	(in thousands)
Revenues outside the US:
Export	$6,979	$4,741	$13,034	$9,626
Foreign Operations	5,056	4,619	9,794	8,746

Total	$12,035	$9,360	$22,828	$18,372

No single customer accounted for more than 10% of the Company’s total revenues for the three and six month periods ended November 30, 2004 and November 30, 2003. The percentage of total revenues derived from sales to the United States federal and state governments and their agencies were:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Percentage of total revenues	8.2%	9.8%	10.2%	10.6%

7. Stock Repurchase Program

In June 2003, the Company announced a stock repurchase program of up to $50 million to repurchase shares of its common stock during its fiscal year ended May 31, 2004. On June 22, 2004, the Company’s Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $50 million of common stock in fiscal 2005. The Company repurchased and retired 658,799 and 663,837 shares, valued at approximately $8.4 million and $10.0 million in the three month periods ended November 30, 2004 and 2003, respectively. The Company repurchased and retired 1,230,691 and 1,190,987 shares, valued at approximately $15.8 million and $17.0 million in the six month periods ended November 30, 2004 and 2003, respectively. The new program will terminate at the end of the fiscal year ending May 31, 2005 unless amended by the Board of Directors.

8. Restructuring Costs

During the three months period ended August 31, 2004, the Company incurred a facility restructuring charge of $0.1 million related to the closing of its UK Cardiff facility in July of 2004. The employees and operations of the Cardiff UK office were moved and consolidated into the Company’s existing facility in the UK. Additionally, during the three months periods ended November 30, 2004, the Company incurred a facility restructuring charge of $0.3 million related to the consolidation and subletting of approximately 14,000 square feet in its San Diego facility the Company formerly occupied by Cardiff.

The Company had two restructuring activities in fiscal 2004. As a result of the Company’s Cardiff Software acquisition, the Company recorded a $0.3 million restructuring charge related to positions the Company identified to be redundant in its quarter ended May 31, 2004. In November 2003, the Company implemented a worldwide restructuring to focus on reducing expenses and improving efficiency due to continued macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, the Company recorded a $1.0 million charge in its quarter ended November 30, 2003, of which approximately $0.9 million was related to severance costs associated with the reduction in the worldwide workforce by approximately 40 employees and approximately $0.1 million to legal and other outside services.

The following tables sets forth the components of the accrued restructuring charges for fiscal year 2005 (in thousands):

	Involuntary Termination	Facilities and other	Legal and outside services	Total
At May 31, 2004	259	103	—	362

Charges	—	98	—	98
Payments	—	(11)	—	(11)
Adjustments	—	—	—	—
At August 31, 2004	259	190	—	449

Charges	—	331	—	331
Payments	—	(77)	—	(77)
Adjustments	—	(52)	—	(52)
At November 30, 2004	259	392	—	651

The following tables sets forth the components of the accrued restructuring charges for fiscal year 2004 ( in thousands):

	Involuntary Termination	Facilities	Legal and outside services	Total
At May 31, 2003	50	163		213

Charges				—
Payments	(16)	(13)		(29)
Adjustments				—
At August 31, 2003	34	150	—	184

Charges	906		66	972
Payments	(872)	(13)	(38)	(923)
Adjustments	(5)			(5)
At November 30, 2003	63	137	28	228

The Company expects that all severance related accrued restructuring costs will be paid in the third fiscal quarter of 2005 in accordance with the underlying severance agreements, and all accrued costs related to facilities and other will be paid by October 2005.

9. Goodwill and Other Intangible Assets

In accordance with FAS 142, the Company no longer amortizes goodwill but will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

The following table sets forth the carrying amount of goodwill (in thousands).

	November 30, 2004	May 31, 2004
Goodwill:
Gross carrying amount	$56,447	$56,447
Less: accumulated amortization	(623)	(623)

Net carrying amount of goodwill	$55,824	$55,824

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized.

	November 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Developed Technology	$26,468	$7,566	$18,902
Customer Base-Relationship	2,488	445	2,043
Tradename	644	114	530

Total other intangible assets	29,600	8,125	21,475

	May 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Developed Technology	$26,468	$4,579	$21,889
Customer Base-Relationship	2,488	134	2,354
Tradename	644	34	610

Total other intangible assets	29,600	4,747	24,853

Total amortization expense of intangible assets related to acquisitions is set forth in the table below ( in thousands ):

	Three Months ended November 30,		Six Months ended November 30,
	2004	2003	2004	2003
Developed Technology	$1,494	$645	$2,987	$1,290
Customer Base-Relationship	156	—	311	—
Tradename	40	—	81	—

Total other intangible assets	$1,690	$645	$3,379	$1,290

The total expected future annual amortization of intangible assets related to acquisition is set forth in the table below:

Future Amortization
(in thousands)
2005 (6 months)	$3,379
2006	6,758
2007	6,758
2008	4,580
2009	—
2010	—

TOTAL	$21,475

10. Legal Proceedings

On October 22, 2004, Inxight Software, Inc., a privately held company, filed a complaint in the Superior Court of California for the County of Santa Clara against the Company alleging, among other things, breach of contract and trade secret misappropriation, and that the Company had otherwise exceeded its rights under its license agreement with Inxight. Inxight is seeking, among other things, monetary damages of at least $1 million and injunctive relief commanding the Company to cease distributing Inxight’s product to the Company K2 product-line OEM customers.

On December 3, 2004, the Company filed an answer and cross-complaint against Inxight, in response to Inxight’s complaint that was filed on October 22. The Company’s answer and cross-complaint seek a declaration that the Company has acted within its rights under the license agreement, and that Inxight’s purported termination of the license subsequent to the filing of its complaint was invalid. In addition, the Company’s cross-claim alleges that Inxight itself has breached the license by purporting to terminate the parties’ license without cause, and that it has wrongfully interfered in the Company’s business operations, and that such breach and wrongful conduct has caused injury to the Company in excess of $1 million. The Company also alleges that Inxight wrongfully induced one of the Company’s former employees, who is now employed at Inxight, to breach certain confidentiality obligations related to confidential and proprietary information of the Company.

The Company believes that its legal positions are meritorious, and it intends to vigorously prosecute the litigation in order to confirm its rights. In addition, on November 29, 2004, the Company entered into license agreements with two software companies providing technology that is substantially similar to that provided by Inxight. Accordingly, the Company does not expect that this dispute with Inxight will have a material effect on its results of operations.

11. Subsequent Events

On December 16, 2004, for an all cash payment of approximately $8 million, the Company signed and closed its acquisition of Dralasoft Inc., a privately held software company based in Westminster, Colorado, and a leading innovator of Java-based technology for Business Process Management. Dralasoft had been in operation since 2000 serving customers such as Xerox, General Dynamics and Sony. The Dralasoft acquisition will be accounted for using the purchase method of accounting. The results of operation of Dralasoft as a wholly-owned subsidiary will be included in the Company’s Consolidated Financial Statements from the date of acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes, which appear in our Annual Report on Form 10-K for the fiscal year ended May 31, 2004. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading “Risks Relating to Our Operations” below.

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

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items in our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
Software products	58.8%	56.2%	57.8%	54.8%
Service and other	41.2	43.8	42.2	45.2

Total revenues	100.0	100.0	100.0	100.0

Costs of revenues:
Software products	2.4	1.5	2.2	1.4
Service and other	13.6	11.4	13.8	12.0
Amortization of purchased intangible assets	4.5	2.2	4.7	2.3

Total costs of revenues	20.5	15.1	20.7	15.7

Gross profit	79.5	84.9	79.3	84.3

Operating expenses:
Research and development	15.7	16.5	15.9	18.4
Marketing and sales	39.6	40.4	41.4	42.9
General and administrative	12.2	9.4	10.8	10.1
Restructuring charges	0.8	3.4	0.6	1.8

Total operating expenses	68.3	69.7	68.7	73.2

Income from operations	11.2	15.2	10.6	11.1
Other income, net	4.3	6.1	3.6	5.3

Income before provision for income taxes	15.5	21.3	14.2	16.4
Provision for income taxes	4.3	8.7	4.6	6.6

Net income	11.2%	12.6%	9.6%	9.8%

Quarters and Six Months Ended November 30, 2004 and 2003

Prior period financials have been reclassified to conform to second fiscal quarter 2005 presentation.

Revenues

Total revenues	November 30, 2004	November 30, 2003	Dollar Change	Change
	(dollar amounts in millions)
Three months ended:	$37.6	$28.9	$8.7	30.1%
Six months ended:	$72.3	$55.5	$16.8	30.3%

The increases in total revenues for the three and six month periods ended November 30, 2004, compared with the same periods a year ago, were a result of increases in both our software product revenues and our service and other revenues.

In practice, we most closely track and calculate our average selling prices only for those deals which total $40,000 or more in total deal size (product and services). The increase in total revenues in our second quarter and first six months of fiscal 2005 as compared to the comparable periods a year ago was due to an increase in total number of customer transactions for deal sizes greater than $40,000. Our fiscal 2005 results include the addition of our suite of content capture products, which were derived from the purchase of Cardiff Software in March 2004 and to a much lesser extent the Vrep product which was derived from the purchase of NativeMinds. We continue to expect volumes of transactions and total revenues to increase throughout fiscal 2005 as we expect to maintain a growth rate consistent with the overall growth rates of the markets that we serve. Additionally, we expect to see increased revenues from a full year’s worth of Cardiff Software products and the NativeMind product that we acquired in March of 2004. These expectations are based on assumptions we believe are reasonable, but actual results may differ from our expectations as a result of the risks set forth in “Risks Relating to Our Operations” at the end of this Item 2. of this form 10-Q.

Revenues derived outside of the U.S. accounted for 32.0% and 32.4% of total revenues for the three months period ended November 30, 2004 and 2003, respectively. Revenues derived outside of the U.S. accounted for 31.6% and 33.1% of total revenues for the six months period ended November 30, 2004 and 2003, respectively. Our export sales consist of products licensed for delivery outside of the United States. In the three months period ended November 30, 2004 and 2003, export sales accounted for 18.5% and 16.4% of total revenues, respectively. In the six months period ended November 30, 2004 and 2003, export sales accounted for 18.0% and 17.3% of total revenues, respectively.

No single customer accounted for 10% or more of our revenues during the three month and six month periods ended November 30, 2004 and 2003. Revenues derived from sales to the federal government and its agencies were 8.2% and 9.8% of total revenues in the three months periods ended November 30, 2004 and 2003, respectively. Revenues derived from sales to the federal government and its agencies were 10.2% and 10.6% of total revenues in the six months periods ended November 30, 2004 and 2003, respectively. We expect total revenues to government agencies will continue to fluctuate as a percentage of revenues in the future.

Software product revenues	November 30, 2004	November 30, 2003	Dollar Change	Change
	(dollar amounts in millions)
Three months ended:	$22.1	$16.2	$5.9	36.4%
Percentage of total revenues:	58.8%	56.2%
Six months ended:	$41.8	$30.4	$11.4	37.5%
Percentage of total revenues:	57.8%	54.8%

Our software product revenues consist primarily of fees for software license and to a much lesser extent, the sale of hardware scanners associated with the acquisition of Cardiff Software.

We saw an increase in demand for our software products in the first half of fiscal 2005, compared with the first half of fiscal 2004. The increase in software product revenues during this period was due primarily to the following:

•	increased number of sales transactions for transactions greater than $40,000;

•	incremental sales of our suite of content capture products, which we did not have prior to our acquisition of Cardiff Software in March 2004.

Software product revenues in the first six months of fiscal 2004 included the recognition of past royalties in connection with our confidential settlement with BroadVision related to our outstanding litigation. This revenue accounted for less than 5% of total revenues in the period.

Service and other revenues	November 30, 2004	November 30, 2003	Dollar Change	Change
	(dollar amounts in millions)
Three months ended:	$15.5	$12.7	$2.8	22.0%
Percentage of total revenues:	41.2%	43.8%
Six months ended:	$30.5	$25.1	$5.4	21.5%
Percentage of total revenues:	42.2%	45.2%

Our service and other revenues consist primarily of fees for software maintenance, consulting and training.

The increase in service and other revenues for the three months period ended November 30, 2004, compared with the same period a year ago, was due to a $1.5 million increase in sales of consulting services and $1.3 million increased maintenance revenues. The increase in consulting service revenue is primarily due to the increased number of consulting engagements associated with the increased number of new license transactions. The increase in maintenance revenues resulted primarily from increased maintenance contracts entered into on new licensing agreements and renewals on a larger installed base.

The increase in service and other revenues for the six months period ended November 30, 2004, compared with the same period a year ago, was due to a $3.1 million increase in sales of consulting services and $2.3 million increased maintenance revenues. The increased in consulting service revenue is primarily due to the increased number of consulting engagements associated with the increased number of new license transactions. The increase in maintenance revenues resulted primarily from increased maintenance contracts entered into on new licensing agreements and renewals on a larger installed base.

Costs of Revenues

Cost of software products	November 30, 2004	November 30, 2003	Dollar Change	Change
	(dollar amounts in millions)
Three months ended:	$0.9	$0.4	$0.5	125.0%
Percentage of software product revenues:	4.1%	2.5%
Six months ended:	$1.6	$0.8	$0.8	100.0%
Percentage of software product revenues:	3.8%	2.6%

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

The increase in costs of software products in absolute dollars and as a percentage of license revenue for the three and six month periods ended November 30, 2004, as compared with the same period a year ago, was primarily attributable to higher product costs associated with higher volumes, coupled with increased third party royalties associated with the incremental sales of our content capture products which we had began selling in March of 2004.

Cost of service and other	November 30, 2004	November 30, 2003	Dollar Change	Change
	(dollar amounts in millions)
Three months ended:	$5.1	$3.3	$1.8	54.5%
Percentage of service and other revenues:	32.9%	25.9%
Six months ended:	$10.0	$6.7	$3.3	49.3%
Percentage of service and other revenues:	32.8%	26.6%

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

The increase in costs of service and other in absolute dollars for the three month period ended November 30, 2004, as compared with the same period a year ago, was due to a $1.5 million increase in cost of professional services driven by increased headcount and contractor costs to support increased volumes of professional service engagements, and to a lesser extent, a $0.3 million increase in support costs primarily as a result of increased headcount required to support our content capture products.

The increase in costs of service and other in absolute dollars for the six month period ended November 30, 2004, as compared with the same period a year ago, was due to a $2.8 million increase in cost of professional services driven by increased headcount and contractor costs to support increased volumes of professional service engagements, and to a lesser extent, a $0.5 million increase in support costs primarily as a result of increased headcount required to support our content capture products.

Amortization of purchased intangible assets	November 30, 2004	November 30, 2003	Dollar Change	Change
	(dollar amounts in millions)
Three months ended:	$1.7	$0.6	$1.1	183.3%
Percentage of total revenues:	4.5%	2.2%
Six months ended:	$3.4	$1.3	$2.1	161.5%
Percentage of total revenues:	4.7%	2.3%

During each of our first and second fiscal quarters of 2005, we amortized $1.7 million of the purchased intangible assets in connection with acquired developed technology, patents, customer relationships, tradenames, and maintenance agreements associated with all previous acquisitions. The increase in amortization of purchased intangible assets in the first and second fiscal quarters of 2005 as compared to the first and second fiscal quarters of 2004 was attributable to $1.1 million increased quarterly amortization of purchased intangible assets associated with our Cardiff and NativeMind acquisitions which we completed in March of 2004. We expect quarterly amortization of purchased intangibles to increase in fiscal Q3 as a result of our acquisition of Dralasoft (see subsequent event footnote to the accompanying condensed consolidated financial statements).

Operating Expenses

Research and development	November 30, 2004	November 30, 2003	Dollar Change	Change
	(dollar amounts in millions)
Three months ended:	$5.9	$4.8	$1.1	22.9%
Percentage of total revenues:	15.7%	16.5%
Six months ended:	$11.5	$10.2	$1.3	12.7%
Percentage of total revenues:	15.9%	18.4%

Research and development expenses consist primarily of employee compensation and benefits, payments to outside contractors, depreciation on equipment used for development and corporate overhead allocations. We believe that research and development is essential to maintaining our competitive position and we will continue to make significant investments in research and development with the goal of continuing to align research and development expenses with anticipated revenues. The increase in research and development expenses in absolute dollars for the three and six month periods ended November 30, 2004, compared with the same periods in the prior year, was primarily due to increased salary related expenses on increased headcount, increased allocations for both MIS and facilities, partially offset by reductions in contracted outside services and depreciation expense.

Marketing and sales	November 30, 2004	November 30, 2003	Dollar Change	Change
	(dollar amounts in millions)
Three months ended:	$14.9	$11.7	$3.2	27.4%
Percentage of total revenues:	39.6%	40.4%
Six months ended:	$29.9	$23.8	$6.1	25.6%
Percentage of total revenues:	41.4%	42.9%

Marketing and sales expenses consist primarily of employee compensation, including sales commissions and benefits, tradeshows, outbound marketing and other lead generation activities, public relations, travel expenses associated with our sales staff and corporate overhead allocations. Beyond our first and second quarter of fiscal 2005, we anticipate that marketing and sales expenses will increase modestly as a result of planned annual compensation increases and from planned increased headcount and lead generation activities necessary to support our increased revenue projections in the second half of fiscal 2005.

The increase in marketing and sales expense in absolute dollars for the three and six month periods ended November 30, 2004, compared with the same periods in the prior year, was primarily due to increased salary related expenses on increased headcount, increased sales commissions resulting from a combination of higher revenue and increased commission payout rate, and allocations for both MIS and Facilities. The year over year increase was partially offset by reductions in contracted outside services.

General and administrative	November 30, 2004	November 30, 2003	Dollar Change	Change
	(dollar amounts in millions)
Three months ended:	$4.6	$2.7	$1.9	70.4%
Percentage of total revenues:	12.2%	9.4%
Six months ended:	$7.8	$5.6	$2.2	39.3%
Percentage of total revenues:	10.8%	10.1%

General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and general management, provisions for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations.

The increase in general and administrative expenses in absolute dollars from the second fiscal quarter of 2004 to the second fiscal quarter of 2005 was primarily due to a $0.6 million increase in salary related expenses associated with increased headcount to support a growing and more complex infrastructure, a $1.0 million increase in outside services and legal fees primarily to support the Sarbanes Oxley finance reporting project and merger and acquisition related activity, and a $0.2 million increase in audit, tax and annual report costs.

Restructuring charge	November 30, 2004	November 30, 2003	Dollar Change	Change
	(dollar amounts in millions)
Three months ended:	$0.3	$1.0	$(0.7)	(70.0)%
Percentage of total revenues:	0.8%	3.4%
Six months ended:	$0.4	$1.0	$(0.6)	(60.0)%
Percentage of total revenues:	0.6%	1.8%

During the three months periods ended August 31, 2004, we incurred a facility restructuring charge of $0.1 million related to the closing of our UK Cardiff facility in July of 2004. The employees and operations of the Cardiff UK office were moved and consolidated into our existing Verity facility in the UK. Additionally, during the three months periods ended November 30, 2004, we incurred a facility restructuring charge of $0.3 million related to the consolidation and subletting of approximately 14,000 square feet in our San Diego facility formerly occupied by Cardiff.

The $1.0 million restructuring charge incurred in the first six months ended November 30, 2003, related to efforts designed to reduce costs and better align our expense levels with revenue levels during a period of economic uncertainty.

Other income, net	November 30, 2004	November 30, 2003	Dollar Change	Change
	(dollar amounts in millions)
Three months ended:	$1.6	$1.8	$(0.2)	(11.1)%
Percentage of total revenues:	4.3%	6.1%
Six months ended:	$2.6	$3.0	$(0.4)	(13.3)%
Percentage of total revenues:	3.6%	5.3%

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

The decrease in other income in absolute dollars from the first quarter and first six months of fiscal 2005 compared to the comparable periods of fiscal 2004 was primarily due to lower overall yields caused by decreasing interest rates year over year. Additionally, our average overall portfolio levels of marketable securities decreased year over year due to the expenditure of cash and equivalents to finance the acquisition of Cardiff Software, Inc. and NativeMinds, Inc.

Income tax provision	November 30, 2004	November 30, 2003	Dollar Change	Change
	(dollar amounts in millions)
Three months ended:	$1.6	$2.5	$(0.9)	(36.0)%
Percentage of total revenues:	4.3%	8.7%
Six months ended:	$3.3	$3.6	$(0.3)	(8.3)%
Percentage of total revenues:	4.6%	6.6%

Our year-to date effective tax rate for the six months ended November 30, 2004 was 32.5% as compared to a 40.0% effective rate we reported for the six months ended November 30, 2003. Additionally, in our fiscal quarter ended November 30, 2004, we recognized the benefit of Investment Tax Credits received in Canada relating to returns filed in 1999 through 2002. This refund of $608,000 contributed substantially to the reduction of our year-to-date effective rate.

The 1.5% decrease in our effective rate for the first six months of fiscal 2005 as compared to the comparable period of fiscal 2004, excluding the one-time benefit relating to the Canadian Investment Tax Credits, was primarily due to benefit taken for current year federal and state tax credit related to qualified research and development activities.

Liquidity and Capital Resources

As of November 30, 2004, we had $210.6 million in cash and cash equivalents and available-for-sale securities compared to $201.8 million at May 31, 2004. At November 30, 2004, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $128.8 million. As of November 30, 2004, we had no outstanding long-term debt obligations.

Six Months Ended:	November 30, 2004	November 30, 2004
	(dollar amounts in millions)
Net cash provided by operating activities	$16.4	$3.3
Net cash used in investing activities	$(31.2)	$(8.4)
Net cash used in financing activities	$(1.5)	$(2.5)

Cash provided by operating activities in the first six months of fiscal 2005 was driven primarily from our net income of $6.9 million and the add back of non-cash expenses reported in our consolidated statements of operations, primarily non-cash depreciation and amortization and non-cash restructuring charges totaling $5.1 million. Changes in working capital, including accounts receivable, accounts payable, accrued compensation, other accrued liabilities and deferred income taxes generated additional cash flow of $6.3 million. These cash flow generating activities were partially offset by cash outflows in our working capital, consisting of a $1.7 million increase in prepaid and other assets and a $0.2 million decrease in deferred revenue. We expect to have positive cash flows from operating activities in 2005, as we believe we will be profitable for this time period and do not expect significant changes in working capital that would more than offset the forecasted cash flow generating capacity of our operations.

Cash used by investing activities for the six months ending November 30, 2004 of $31.2 million was primarily due to the purchases of marketable securities of $131.7 million partially offset by sales and maturity of marketable securities of $106.4 million. Additionally, we made the final $3.1 million purchase payment to Inktomi/Yahoo! and acquired plant, property and equipment of $2.8 million in the six months ending November 30, 2004.

Cash used in financing activities of $1.5 million in the six months ending November 30, 2004 was primarily due to the $15.8 million in repurchases of our common stock through our stock repurchase program, offset by $14.3 million in proceeds from the sale of common stock as a result of stock option exercises and from the issuance of common stock in connection with our Employee Stock Purchase Plan.

Our principal commitments as of November 30, 2004 consist of obligations under operating leases, totaling $20.5 million over the life of these leases.

Under our operating leases, we have minimum rental payments as follows:

Fiscal Year Ending May 31,	Rental Payments	Sublease Income
2005	$2,126	$112
2006	4,090	128
2007	3,239	74
2008	3,208	0
2009 and thereafter	7,796	0

	$20,459	$314

As described above, in connection with the NativeMinds strategic asset purchase we have, as of November 30, 2004, a $0.6 million deferred payment obligation which we are obligated to pay in September 2005, assuming that we have no claims for indemnification under the NativeMinds purchase agreement.

In June, 2004, we announced the continuation of our stock repurchase program. The continuation calls for the additional repurchase of outstanding shares of our common stock up to an aggregate value of $50.0 million. The program will terminate at the end of the fiscal year ending May 31, 2005 unless amended by the Board of Directors. Through November 30, 2004, we repurchased and retired approximately 1,231,000 shares of our common stock through open market transactions, valued at the fair value of approximately $15.8 million.

We believe that our current cash and cash equivalents, interest income and cash generated from operations, if any, will provide adequate liquidity to meet our working capital and operating resource expenditure requirements for the next 12 months. If the global economy weakens further, our cash, cash equivalents and investments balances may decline. As a result, or if our spending plans materially change, we may find it necessary to seek to obtain additional sources of financing to support our capital needs, and we cannot assure you that a financing will be available on commercially reasonable terms, or at all.

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

Our business may suffer due to risks associated with international sales

For the six months period ended November 30, 2004 and 2003, international revenue represented 31.6% and 33.1% of our total revenues, respectively. We expect international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

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

A portion of our revenues is derived from sales to governments, which are subject to budget cuts and, consequently, the potential loss of revenues upon which we have historically relied

Revenues derived from sales to the U.S. federal and state governments and their agencies were 10.2% and 10.6% of total revenues for the six months period ended November 30, 2004 and 2003, respectively. As a result, any reductions in government spending on information technologies could harm our operating results. In recent years, budgets of many governments and/or their agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

Almost all of our government contracts contain termination clauses, which permit contract termination upon our default or at the option of the other contracting party. We cannot assure you that a cancellation will not occur in the future. Termination of any of these contracts could adversely affect our operating results.

We must successfully introduce new products or our customers will purchase our competitors’ products

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

We are in litigation with Inxight Software, Inc. in a dispute over our rights under a software license agreement and we may incur significant costs if we do not prevail in this litigation.

In October, 2004, Inxight Software, Inc., a privately held company, sued us alleging, among other things, that we had breached a license with them and misappropriated their trade secrets, and that we had otherwise exceeded its rights under our license agreement with Inxight. Inxight is seeking, among other things, monetary damages of at least $1 million and injunctive relief commanding Verity to cease distributing Inxight’s product to Verity K2 product-line OEM customers. We have responded by an answer and countersuit seeking a declaration that we have acted within our rights under the license agreement, and that Inxight’s purported termination of the license subsequent to the filing of its complaint was invalid. In addition, we allege that Inxight itself has breached the license by purporting to terminate the parties’ license without cause, and that it has wrongfully interfered in Verity’s business operations, and that such breach and wrongful conduct has caused injury to Verity in excess of $1 million.

If we do not prevail in this litigation, we could be forced to pay significant damages, and we may be prohibited from continuing to distribute Inxight technology in some or all of our products. In order to mitigate such a risk, we entered into license agreements with two software companies providing technology that is substantially similar to that provided by Inxight. But there may be significant costs associated with entirely switching out the Inxight products, including development costs and additional support costs, which could impact our results of operations. In addition, whether or not we prevail in this litigation, we could incur significant costs in the form of legal fees, and our management’s attention could be diverted from the normal daily operations of our business.

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

Our net income and earnings per share could be significantly reduced when we account for employee stock option and employee stock purchase plans using the fair value method

We could report significant accounting charges as a result of the requirement to record an expense for our stock-based compensation plans using the fair value method. For example, in fiscal year 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, net income would have been reduced by $32.9 million. The FASB has recently published Statement 123R, which requires public companies to comply as of the first interim or annual reporting period beginning after June 15, 2005. In fiscal year 2006, we will then be required to record any compensation expense using the fair value method in connection with option grants to employees that have an exercise price at or above fair market value at the grant date and for shares issued under our employee stock purchase plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximize yields without significantly increasing our risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of November 30, 2004, approximately 51% of our portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of November 30, 2004

	FY2005	FY2006	FY2007	FY2008	FY2009	Total	Fair Value
	(Dollars in thousands)
Cash equivalents	$32,656	—	—	—	—	$32,656	$32,656
Average interest rate	2.15%	—	—	—	—	2.15%	2.15%
Fixed-rate securities	$33,085	$38,505	$47,765	$2,007	—	$121,362	$121,362
Average interest rate	2.20%	2.54%	2.64%	2.70%	—	2.49%	2.49%
Variable-rate securities	$12,990	—	—	—	—	$12,990	$12,990
Average interest rate	2.00%	—	—	—	—	2.00%	2.00%

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

Foreign Currency Transaction Risk. We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 180 days or less. We do not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts (non equity hedges) are marked to market at the end of the period with any changes in market value included in Other Income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gain (loss) included in Other Income, net in the accompanying condensed consolidated statements of operations was $435,000 in the six month period ended November 30, 2004. The fair value of the foreign currency forward contracts represented a $0.2 million assets as of November 30, 2004 as compared to a $0.2 million liability at May 31, 2004.

As of November 30, 2004 and May 31, 2004, our forward contracts consisted solely of contracts for the exchange of Canadian Dollars for U.S. Dollars. As of these dates, the notional amounts (at contract exchange rates) and weighted average contractual foreign currency exchange rates for the outstanding forward contracts were $3.6 million and $2.9 million, and 1.25 and 1.29, respectively. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per United States dollar. All of our forward contracts mature in 180 days or less as of November 30, 2004.

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

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2004. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of November 30, 2004, to provide reasonable assurance that the information required to be disclosed by us in reports we file with the Securities and Exchange Commission was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Changes in Internal Control over Financial Reporting. During the three month period ended November 30, 2004, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 22, 2004, Inxight Software, Inc., a privately held company, filed a complaint in the Superior Court of California for the County of Santa Clara against Verity, Inc. alleging, among other things, breach of contract and trade secret misappropriation, and that Verity had otherwise exceeded its rights under its license agreement with Inxight. Inxight is seeking, among other things, monetary damages of at least $1 million and injunctive relief commanding Verity to cease distributing Inxight’s product to Verity K2 product-line OEM customers.

On December 3, 2004, Verity filed an answer and cross-complaint against Inxight, in response to Inxight’s complaint that was filed on October 22. Verity’s answer and cross-complaint seek a declaration that Verity has acted within its rights under the license agreement, and that Inxight’s purported termination of the license subsequent to the filing of its complaint was invalid. In addition, Verity’s cross-claim alleges that Inxight itself has breached the license by purporting to terminate the parties’ license without cause, and that it has wrongfully interfered in Verity’s business operations, and that such breach and wrongful conduct has caused injury to Verity in excess of $1 million. Verity also alleges that Inxight wrongfully induced one of Verity’s former employees, who is now employed at Inxight, to breach certain confidentiality obligations related to confidential and proprietary information of Verity.

Verity believes that its legal positions are meritorious, and it intends to vigorously prosecute the litigation in order to confirm its rights. In addition, on November 29, 2004, Verity entered into license agreements with two software companies providing technology that is substantially similar to that provided by Inxight. Accordingly, Verity does not expect that this dispute with Inxight will have a material effect on its results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). The table below sets forth information regarding repurchases of Verity common stock by Verity during the three month period ended November 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
September 1, 2004 through September 30, 2004	—	$—	—	$42,594,650
October 1, 2004 through October 31, 2004	658,799	$12.76	658,799	$34,186,370
November 1, 2004 through November 30, 2004	—	—	—	$34,186,370
Total	658,799	$12.76	658,799	$34,186,370

On June 22, 2004 our Board of Directors approved our current stock repurchase program, in which we are authorized to repurchase up to $50 million of common stock in fiscal 2005. The program will terminate at the end of the fiscal year ending May 31, 2005 unless amended by the Board of Directors.

Item 3. Defaults upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Verity’s Annual Meeting of Stockholders was held on September 30, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management’s nominees for three director positions to serve until Verity’s 2007 annual meeting of stockholders were submitted to the stockholders of Verity. Management’s nominees for director were elected by the following vote:

	Shares
Nominee	Voting For	Withheld
Karl C. Powell, Jr.	33,859,704	685,537
Gary J. Sbona	32,950,471	1,594,770
John G. Schwarz	22,241,467	12,303,774

Victor A. Cohn, Steven M. Krausz, Charles P. Waite, Jr., Anthony J. Bettencourt, Eric F. Brown, Stephen A. MacDonald and Richard G. Stevens continued to serve as directors of Verity after the annual meeting. Mr. Cohn, Mr. Krausz and Mr. Waite will continue to serve until the Annual Meeting of Stockholders to be held in 2005. Mr. Bettencourt, Mr. Brown, Mr. MacDonald and Mr. Stevens will continue to serve until the Annual Meeting of Stockholders to be held in 2006.

In addition, the following matters were voted upon:

	For		Against		Withheld/Abstain		Broker Non-votes
Approval of Verity’s 1995 Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under the plan by 2,000,000 shares	[20,169,136	]	[8,593,225	]	[287,221	]	[5,495,659	]

Ratification of the selection of KPMG LLP as the independent auditors of Verity Company for the fiscal year ending May 31, 2005.	[34,280,897	]	[256,296	]	[8,048	]	[0	]

Item 5. Other Information

(a) None.

(b) None.

Item 6. Exhibits

Exhibits — See Exhibit Index following the signature page to this report, which is incorporated by reference here.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITY, INC. (Registrant)

By:	/s/ STEVEN R. SPRINGSTEEL
Steven R. Springsteel
Senior Vice President of Finance and Administration and Chief Financial Officer

Dated: January 7, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation of the Company. (1)

3.2	By-Laws. (1)

4.1	Amended and Restated Rights Agreement dated August 1, 1995, as amended. (2)

4.2	Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996. (3)

4.3	First Amendment to Rights Agreement dated as of July 23, 1999 among Verity, Inc. and BankBoston, N.A. (4)

10.35	1995 Verity, Inc. Employe Stock Purchase Plan, as amended September 30, 2004

10.44	Verity Executive Health Program

31.1	Certification of Anthony J. Bettencourt.

31.2	Certification of Steven R. Springsteel.

32	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 2000 with the Securities and Exchange Commission on January 10, 2001. (Commission No. 000-26880).
(2)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.
(3)	Incorporated by reference from Exhibit No. 1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996 (Commission No. 000-26880).
(4)	Incorporated by reference to Exhibit 99.2 from the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 1999 (Commission No. 000-26880).