Form 10-Q
period 2005-02-28
VERITY INC \DE\
filed 2005-04-11
CIK 949956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

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

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 37,591,866 of March 31, 2005.

VERITY, INC.

FORM 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets — As of February 28, 2005 and May 31, 2004	3

	Condensed Consolidated Statements of Operations — For the Three Month Periods Ended February 28, 2005 and February 29, 2004, and the Nine Month Periods Ended February 28, 2005 and February 29, 2004	4

	Condensed Consolidated Statements of Cash Flows — For the Nine Month Periods Ended February 28, 2005 and February 29, 2004	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

Signature		37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

( In thousands, except per share data, unaudited)

	February 28,	May 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$40,502	$38,995
Short-term investments	85,976	78,506
Trade accounts receivable, net of allowance for doubtful accounts of $1,477 and $2,131	30,890	31,807
Deferred tax assets	2,697	2,482
Prepaid and other assets	4,693	3,197

Total current assets	164,758	154,987

Property and equipment, net	6,634	4,272
Long-term investments	75,715	84,248
Deferred tax assets	14,053	17,884
Intangible assets, net	24,458	24,854
Goodwill	59,658	55,824
Other assets	2,799	2,012

Total assets	$348,075	$344,081

LIABILITIES
Current liabilities:
Accounts payable	$2,782	$2,855
Accrued compensation	11,056	10,086
Income tax payable	5,625	4,214
Deferred purchase payment	570	3,066
Other accrued liabilities	7,116	5,043
Deferred revenue	22,827	21,421

Total current liabilities	49,976	46,685

Non-current liabilities:
Deferred purchase payment	—	570

Total liabilities	49,976	47,255

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value:
Authorized: 2,000 shares
Issued and outstanding: none
Common stock, $0.001 par value:
Authorized: 200,000 shares; issued and outstanding: 37,318 shares as of February 28, 2005 and 37,280 shares as of May 31, 2004	37	37
Additional paid-in capital	253,066	259,245
Accumulated other comprehensive income	2,346	2,249
Deferred stock compensation	(74)	(88)
Retained earnings	42,724	35,383

Total stockholders’ equity	298,099	296,826

Total liablities and stockholders’ equity	$348,075	$344,081

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Revenues:
Software products	$18,759	$17,795	$60,554	$48,199
Service and other	15,177	12,746	45,640	37,843

Total revenues	$33,936	$30,541	$106,194	$86,042

Costs of revenues:
Software products	682	368	2,266	1,135
Service and other	5,048	3,260	15,097	9,936
Amortization of purchased intangible assets	1,936	645	5,315	1,935

Total costs of revenues	7,666	4,273	22,678	13,006

Gross profit	26,270	26,268	83,516	73,036

Operating expenses:
Research and development	6,020	4,346	17,560	14,581
Marketing and sales	14,919	12,109	44,854	35,928
General and administrative	4,475	2,451	12,321	8,051
In-process research and development	950	—	950	—
Restructuring charges	—	—	377	972

Total operating expenses	26,364	18,906	76,062	59,532

Income (loss) from operations	(94)	7,362	7,454	13,504

Other income, net	953	564	3,595	3,520

Income before provision for income taxes	859	7,926	11,049	17,024
Provision for income taxes	393	3,170	3,708	6,810

Net income	$466	$4,756	$7,341	$10,214

Net income per share — basic	$0.01	$0.13	$0.20	$0.27

Net income per share — diluted	$0.01	$0.12	$0.19	$0.26

Number of shares — basic	37,443	37,942	37,381	37,675

Number of shares — diluted	38,365	40,568	38,391	39,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Nine Months Ended
	February 28, 2005	February 29, 2004
Cash flow from operating activities:
Net income	$7,341	$10,214
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,496	4,504
Allowance for doubtful accounts	(229)	(86)
Deferred income taxes	1,570	751
Amortization of premium on securities, net	544	704
Amortization of deferred stock-based compensation	14	—
Write-off of in-process research and development	950	—
Changes in operating assets and liabilities:
Trade accounts receivable	2,627	301
Prepaid and other assets	(2,246)	(1,049)
Accounts payable	(96)	7
Accrued compensation	708	888
Other accrued liabilities	3,887	563
Restructuring obligations	(41)	57
Deferred revenue	840	(331)

Net cash provided by operating activities	23,365	16,523

Cash flows from investing activities:
Acquisition of property and equipment	(4,440)	(1,346)
Purchases of marketable securities	(164,930)	(543,550)
Maturity of marketable securities	49,104	246,017
Proceeds from sale of marketable securities	116,040	322,420
Cash paid for purchase of business	(11,150)	—

Net cash provided by (used) in investing activities	(15,376)	23,541

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	17,111	20,843
Repurchases of common stock	(23,755)	(17,005)

Net cash provided (used) in financing activities	(6,644)	3,838
Effect of exchange rate changes on cash	162	687

Net increase in cash and cash equivalents	1,507	44,589

Cash and cash equivalents-beginning of period	38,995	25,487

Cash and cash equivalents-end of period	$40,502	$70,076

Supplemental disclosures of cash flow information:
Cash paid for interest	$68	$6

Cash paid (refund received) for income taxes	$(323)	$1,278

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of February 28, 2005 and for the three and nine months ended February 28, 2005 and the three and nine months ended February 28, 2004 is unaudited)

1. Interim Financial Data

The unaudited condensed consolidated financial statements for Verity, Inc. (the “Company” or “Verity”) as of February 28, 2005 and May 31, 2004 and for the three and nine month periods ended February 28, 2005 and 2004 have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements contained in the Company’s Annual Report on Form 10-K for the year ended May 31, 2004.

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation. The Company reclassified auction rate securities of $53.3 million as of May 31, 2004 from cash and cash equivalents to short-term investments on its consolidated balance sheet. The Company has reclassified the purchases and sales of these auction rate securities in its consolidated statements of cash flows, which decreased cash flows from investing activities by $54.3 million for the nine-months ended February 29, 2004. The following table summarizes the impact of the auction rate securities reclassification for the last three quarters (in thousands, unaudited):

	Pre-reclassification			Post-reclassification
	Cash & Cash Equivalents	Short-term Investments	Total	Cash & Cash Equivalents	Short-term Investments	Total
May 31, 2004	$92,245	$25,256	$117,501	$38,995	$78,506	$117,501
August 31, 2004	75,862	31,347	107,209	41,212	65,997	107,209
November 30, 2004	76,207	52,573	128,780	46,707	82,073	128,780

In addition, the Company reclassified certain prepaid and other asset as reported on the condensed consolidated balance sheet as of May 31, 2004 to conform to the current year presentation as capitalized software development costs included in other assets. The following table summarizes the impact of the capitalized software development reclassification for the last three quarters (in thousands, unaudited):

	Pre-reclassification			Post-reclassification
	Prepaid and Other assets	Other Assets	Total	Prepaid and Other assets	Other Assets	Total
May 31, 2004	$4,636	$573	$5,209	$3,197	$2,012	$5,209
August 31, 2004	4,475	573	5,048	3,162	1,886	5,048
November 30, 2004	6,396	573	6,969	4,770	2,199	6,969

2. Computation of Net Income Per Share and Accounting for Stock-Based Compensation

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potential common shares outstanding during the period. Dilutive potential common shares consist of “in-the-money” stock options. “In-the-money” options are those for which the exercise price is lower than the average market price of the Company’s common stock during the period. For the three months ended February 28, 2005 and February 29, 2004, 14,595,122 and 7,358,512 anti-dilutive weighted potential shares have been excluded from the diluted net income per share calculation. For the nine months ended February 28, 2005 and February 29, 2004, 14,661,127 and 9,300,186 anti-dilutive weighted potential shares have been excluded from the diluted net income per share calculation.

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

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net income
Net income — as reported	$466	$4,756	$7,341	$10,214

Deduct: Total SFAS 123 stock-based employee compensation expense, net of related tax effects	(3,510)	(11,259)	(12,984)	(38,593)

Add: Stock compensation expense included in reported net income, net of related tax effects	2	—	14	—

Net loss — pro forma	$(3,042)	$(6,503)	$(5,629)	$(28,379)

Earnings per share
Net income per share — basic — as reported	$0.01	$0.13	$0.20	$0.27

Net loss per share — basic — pro forma	$(0.08)	$(0.17)	$(0.15)	$(0.75)

Net income per share — diluted — as reported	$0.01	$0.12	$0.19	$0.26

Net loss per share — diluted — pro forma	$(0.08)	$(0.17)	$(0.15)	$(0.75)

Number of shares used in basic — as reported calculation	37,443	37,942	37,381	37,675

Number of shares used in diluted— as reported calculation	38,365	40,568	38,391	39,902

Number of shares used in basic and diluted — pro forma calculation	37,443	37,942	37,381	37,675

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for each respective period:

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Stock Option Plans
Expected volatility	69%	84%	76%	89%
Risk-free interest rate	3.51%	2.85%	3.24%	2.11%
Expected life	4.11 years	4.09 years	4.09 years	4.06 years

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Stock Purchase Plan
Expected volatility	39%	70%	49%	76%
Risk-free interest rate	1.95%	1.14%	1.60%	1.38%
Expected life	0.76 year	1.00 year	0.81 year	1.00 year
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

In December 2004, the FASB issued SFAS No. 123 ( Revised 2004) “Share-Based Payment” (“SFAS 123R”), which requires public companies to comply as of the first interim or annual reporting period beginning after June 15, 2005. In the second quarter of the Company’s fiscal year 2006, the Company will then be required to record compensation expense for all forms of share-based payment awards using the fair value method.

3. Investments

The Company maintains investment portfolio holdings of various issuers, types and maturities. These investments consist of corporate obligations that include corporate notes, market auction securities and United States and other government agency securities. These securities are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These securities are subject to interest rate risk and will decline in value if market interest rates increase. Consequently, they are recorded on the consolidated balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income in stockholders’ equity.

These securities are not leveraged and are held for purposes other than trading. Additionally, the Company has the ability to hold these investments until maturity and, therefore, the Company would not expect to recognize an adverse impact on income or cash flows. The Company recorded no impairment losses for the three and nine months ended February 28, 2005.

As of February 28, 2005, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Net Unrealized Losses	Fair Value
Short-term investments:
Market auction securities	$71,350	$—	$71,350
Municipal securities	1,375	(15)	1,360
Corporate notes	4,833	(22)	4,811
Government securities	8,500	(45)	8,455

Short-term investments	86,058	(82)	85,976

Long-term investments:
Municipal securities	1,000	(26)	974
Corporate notes	8,337	(122)	8,215
Government securities	67,512	(986)	66,526

Long-term investments	76,849	(1,134)	75,715

Total investments	$162,907	$(1,216)	$161,691

At February 28, 2005, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$30,126
After one year through two years	56,941
After two years through three years	25,024
After three years	49,600

$161,691

As of May 31, 2004, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Net Unrealized Gains (Losses)	Fair Value
Short-term investments:
Market auction securities	$58,250	$—	$58,250
Corporate notes	13,729	40	13,769
Government securities	6,500	(13)	6,487

Short-term investments	78,479	27	78,506

Long-term investments:
Municipal securities	2,375	(36)	2,339
Corporate notes	6,122	(64)	6,058
Government securities	76,506	(655)	75,851

Long-term investments	85,003	(755)	84,248

Total investments	$163,482	$(728)	$162,754

At May 31, 2004, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$20,256
After one year through two years	37,177
After two years through three years	49,071
After three years	56,250

$162,754

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

As of February 28, 2005, the remaining deferred purchased payment was categorized as a short-term liability as the payment was due less than twelve months from this date.

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

	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004

Net Income	$466	$4,756	$7,341	$10,214
Foreign currency translation gain (loss)	(129)	384	401	612
Unrealized gain (loss) on available-for-sale investments, net of taxes	(219)	168	(304)	(761)

Comprehensive income	$118	$5,308	$7,438	$10,065

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

The Company also has sales and marketing operations located in Australia, China, France, Germany, Italy, Japan, Mexico, the Netherlands, South Africa, the United Kingdom and a development and technical support operation in Canada. Foreign branch and subsidiary revenues consist primarily of maintenance and consulting services and are being allocated based on foreign branch and subsidiary location. Disclosed in the table below is geographic information for any individual country comprising greater than 10% of the Company’s total revenues or greater than 10% of the Company’s long-lived assets. Rest of world (“ROW”) includes Australia, Canada, China, Japan, Mexico, and South Africa. (in thousands)

	Three Months Ended		Nine Months Ended
	February 28 2005	February 29 2004	February 28 2005	February 29 2004

Revenues:
USA	$21,627	$19,138	$71,057	$56,267
United Kingdom	2,585	4,096	8,864	9,783
Other Europe	6,428	4,947	18,212	13,160
ROW	3,296	2,360	8,061	6,832

Consolidated	$33,936	$30,541	$106,194	$86,042

Long-lived assets of geographic areas are those assets used in the Company’s operations in each area and exclude financial instruments and deferred tax assets. (in thousands):

February 28, 2005
Long-lived assets:
USA	$92,298
United Kingdom	276
Other Europe	294
Canada	663
ROW	18

Consolidated	$93,549

Total revenues outside the U.S., which are summarized in the following table, consist of export sales (shipped from the U.S. to non-U.S. locations) and sales derived from the Company’s foreign operations. (in thousands):

	Three Months Ended		Nine Months Ended
	February 28 2005	February 29 2004	February 28 2005	February 29 2004

Revenues outside the US:
Export	$7,408	$6,536	$20,441	$16,162
Foreign Operations	4,901	4,867	14,696	13,613

Total	$12,309	$11,403	$35,137	$29,775

No single customer accounted for more than 10% of the Company’s total revenues for the three and nine periods ended February 28, 2005 and February 29, 2004. The percentage of total revenues derived from sales to the United States federal and state governments and their agencies were:

	Three Months Ended		Nine Months Ended
	February 28 2005	February 29 2004	February 28 2005	February 29 2004

Percentage of total revenues	9.4%	8.7%	9.9%	10.0%

7. Stock Repurchase Program

In June 2003, the Company announced a stock repurchase program of up to $50 million to repurchase shares of its common stock during its fiscal year ended May 31, 2004. On June 22, 2004, the Company’s Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $50 million of common stock in fiscal 2005. The Company repurchased and retired 653,896 shares, valued at approximately $7.9 million in the three month period ended February 28, 2005. The Company repurchased and retired 1,884,587 and 1,190,987 shares, valued at approximately $23.8 million and $17.0 million in the nine month periods ended February 28, 2005 and February 29, 2004, respectively. The new program will terminate at the end of the fiscal year ending May 31, 2005 unless amended by the Board of Directors.

8. Restructuring Costs

During the three month period ended August 31, 2004, the Company incurred a facility restructuring charge of $0.1 million related to the closing of its UK Cardiff facility in July of 2004. The employees and operations of the Cardiff UK office were moved and consolidated into the Company’s existing facility in the UK. Additionally, during the three month period ended November 30, 2004, the Company incurred a facility restructuring charge of $0.3 million related to the consolidation and subletting of approximately 14,000 square feet in its San Diego facility formerly occupied by Cardiff. In the three month period ended February 28, 2005, there were no incremental restructuring charges.

The following table sets forth the components of the accrued restructuring charges included within the other accrued liabilities on the condensed consolidated Balance Sheet for the nine months ended February 28, 2005 (in thousands):

	Involuntary Termination	Facilities and other	Legal and outside services	Total
At May 31, 2004	$259	$103	$—	$362

Charges	—	98	—	98
Payments	—	(11)	—	(11)
At August 31, 2004	259	190	—	449

Charges	—	331	—	331
Payments	—	(77)	—	(77)
Adjustment	—	(52)	—	(52)
At November 30, 2004	259	392	—	651

Charges	—	—	—	—
Payments	(259)	(71)	—	(330)
At February 28, 2005	$—	$321	$—	$321

The following tables sets forth the components of the accrued restructuring charges for the nine months ended February 29, 2004 (in thousands):

	Involuntary Termination	Facilities and other	Legal and outside services	Total
At May 31, 2003	$50	$163	$—	$213

Charges	—	—	—	—
Payments	(16)	(13)	—	(29)
At August 31, 2003	34	150	—	184

Charges	906	—	66	972
Payments	(872)	(13)	(38)	(923)
Adjustments	(5)	—	—	(5)
At November 30, 2003	63	137	28	228

Charges	—	—	—	—
Payments	(17)	(13)	—	(30)
Adjustments	(5)	—	(28)	(33)
At February 29, 2004	$41	$124	$—	$165

9. Acquisitions, Goodwill and Other Intangible Assets

2005 Acquisitions

Acquisition of Dralasoft, Inc.

On December 16, 2004, the Company acquired Dralasoft, Inc., a privately held software company, headquartered in Colorado. Dralasoft is a leading innovator of Java-based technology for Business Process Management (BPM). The acquired technology portfolio originally named Dralasoft Workflow, re-branded Verity LiquidBPM, is a comprehensive enterprise BPM suite that features a high-performance and scalable orchestration engine with a suite of graphical tools. In addition, LiquidBPM is an embedded application found in many leading software products used in several vertical markets, such as manufacturing, government, retailing, telecommunications, defense, law, education, entertainment and agriculture.

The total purchase price for Dralasoft is as follows (in thousands):

Cash	$8,214
Acquisition costs	133

Total purchase price	$8,347

In accordance with SFAS No.141, “Business Combinations,” the Company accounted for the Dralasoft transaction as a purchase, and the total purchase consideration of approximately $8.3 million (including cash and acquisition costs) was allocated to net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion and the residual of $3.9 million was recorded as goodwill. The $8.3 million of total purchase consideration includes approximately $1.2 million paid to a third party escrow agent and to be paid to Dralasoft’s shareholders in installments over 18 months from the acquisition. The future payments are subject to no breaches of the representations and warranties set forth in the definitive merger agreement. The Company believes that it will not discover any breaches and therefore has recorded the entire $1.2 million as purchase consideration.

The purchase price was allocated as follows (in thousands):

Identifiable intangible assets acquired (Useful life (years))
Developed technology (4)	$4,030
Customer relationships (5)	890

Total amortizable intangible assets	4,920
In-process technology	950
Fair value of net tangible assets acquired	586
Deferred tax liability assumed	(2,022)
Goodwill	3,913

Total purchase price (including transaction costs)	$8,347

The following table presents details of these amortizable intangible assets as of February 28, 2005 (in thousands):

	Gross	Accumulated Amortization	Net
Developed technology	$4,030	$210	$3,820
Customer relationships	890	37	853

Purchased intangible assets, net	$4,920	$247	$4,673

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

The key assumptions underlying the valuation of acquired in-process research and development from Dralasoft are as follows (in thousands):

IPR&D Product	Leverage Factor	Discount Rate	Expected Revenue
BPM	50%	25%	Q1 2006

Goodwill and Other Intangible Assets

In accordance with SFAS 142, the Company no longer amortizes goodwill but will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company prepared its annual impairment analysis during the quarter ended February 28, 2005, and concluded that no impairment had occurred.

The following table sets forth the carrying amount of goodwill (in thousands).

Februray 28, 2005

Goodwill:
Beginning amount	$55,824
Add: acquisitions	3,913
Less: adjustments	(79)

Ending amount of goodwill	$59,658

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands).

	February 28, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed Technology	$30,498	$9,270	$21,228
Customer Base-Relationship	3,378	638	2,740
Tradename	644	154	490

Total other intangible assets	$34,520	$10,062	$24,458

	May 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed Technology	$26,468	$4,578	$21,890
Customer Base-Relationship	2,488	134	2,354
Tradename	644	34	610

Total other intangible assets	$29,600	$4,746	$24,854

Total amortization expense of intangible assets related to acquisitions is set forth in the table below (in thousands):

	Three Months ended		Nine Months ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004

Developed Technology	$1,703	$645	$4,691	$1,935
Customer Base-Relationship	193	—	503	—
Tradename	40	—	121	—

Total other intangible assets	$1,936	$645	$5,315	$1,935

The total expected future annual amortization of intangible assets related to acquisition is set forth in the table below (in thousands):

Future Amortization

2005 (3 months)	$1,986
2006	7,943
2007	7,943
2008	5,766
2009	724
2010	96

TOTAL	$24,458

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

During our third fiscal quarter of 2005, we saw a decrease in demand for our products across all product lines as compared to fiscal Q2, 2005. We also witnessed an elongated purchase approval process on the part of our customers, particularly with respect to large transactions. We attribute this elongation to an uncertain economic environment, forcing prospects to carefully weigh purchases of software. In addition, more extensive purchase process procedures implemented by many of our customers, due in part to the documentation requirements of Section 404 of the Sarbanes-Oxley Act, tended to delay purchasing decisions. As a result of the uncertain general economic environment, we believe that the demand for our products will not grow as quickly as we had earlier anticipated, and therefore we expect our revenue growth will be flat to moderate for the foreseeable future.

Recent Acquisitions

Dralasoft Inc. On December 16, 2004, we acquired Dralasoft, Inc., a privately held software company and a leading innovator of Java-based technology for Business Process Management (BPM). The acquired technology portfolio originally named Dralasoft Workflow, re-branded Verity LiquidBPM, is a comprehensive enterprise BPM suite that features a high-performance and scalable orchestration engine with a suite of graphical tools. In addition, LiquidBPM is an embedded application found in many leading software products used in several vertical markets, such as manufacturing, government, retailing, telecommunications, defense, law, education, entertainment and agriculture.

In accordance with SFAS No. 141, “Business Combinations,” we accounted for the Dralasoft transaction as a purchase, and the total purchase consideration of approximately $8.3 million (including cash and acquisition costs) was allocated to net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion and the residual of $3.9 million was recorded as goodwill. The $8.3 million of total purchase consideration includes approximately $1.2 million was paid to a third party escrow agent and to be paid to Dralasoft’s shareholders in installments over 18 months from the acquisition. The future payments are subject to no breaches of the representations and warranties set forth in the definitive merger agreement. We believe that we will not discover any breaches and therefore have recorded the entire $1.2 million as purchase consideration.

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

In accordance with SFAS No. 141, “Business Combinations,” we accounted for the Cardiff Software transaction as a purchase, and the total purchase consideration of approximately $65.6 million (including cash, deferred payments, stock options assumed and acquisition costs) was allocated to net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion of the acquisition and the residual of $38.4 million was recorded as goodwill. The $65.6 million of total purchase consideration, includes approximately $11.9 million placed into a third party escrow account to be paid to Cardiff Software’s shareholders in installments over 24 months from the acquisition. These future payments are subject to no breaches of the representations and warranties and covenants set forth in the definitive merger agreement. We believe that we will not discover any breaches and therefore the entire $11.9 million has been recorded as purchase consideration.

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

In accordance with SFAS No.141, “Business Combinations,” we accounted for the NativeMinds transaction as a purchase, and the total purchase consideration of approximately $3.9 million (including cash, deferred payments, and acquisition costs) was allocated to net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion and the residual of $2.2 million was recorded as goodwill. The $3.9 million of total purchase consideration includes approximately $0.8 million to be paid to NativeMind’s shareholders in installments over 18 months from the acquisition. These future payments are subject to no breaches of the representations and warranties set forth in the definitive merger agreement. Of this $0.8 million, $0.6 million has been paid through the third fiscal quarter of 2005. We believe that we will not discover any breaches and therefore have recorded the entire $0.8 million as purchase consideration.

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

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items in our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
	(unaudited)		(unaudited)
Revenues:
Software products	55.3%	58.3%	57.0%	56.0%
Service and other	44.7	41.7	43.0	44.0

Total revenues	100.0	100.0	100.0	100.0

Costs of revenues:
Software products	2.0	1.2	2.1	1.3
Service and other	14.9	10.7	14.3	11.6
Amortization of purchased intangible assets	5.7	2.1	5.0	2.2

Total costs of revenues	22.6	14.0	21.4	15.1

Gross profit	77.4	86.0	78.6	84.9

Operating expenses:
Research and development	17.7	14.2	16.5	16.9
Marketing and sales	44.0	39.7	42.2	41.8
General and administrative	13.2	8.0	11.6	9.4
In-process research and development	2.8	—	0.9	—
Restructuring charges	—	—	0.4	1.1

Total operating expenses	77.7	61.9	71.6	69.2

Income (loss) from operations	(0.3)	24.1	7.0	15.7
Other income, net	2.8	1.9	3.4	4.1
Income before provision for income taxes	2.5	26.0	10.4	19.8
Provision for income taxes	1.2	10.4	3.5	7.9

Net income	1.3%	15.6%	6.9%	11.9%

Quarters and Nine Months Ended February 28, 2005 and February 29, 2004

Prior period financials have been reclassified to conform to third fiscal quarter 2005 presentation.

Revenues

Total revenues	February 28, 2005	February 29, 2004	Dollar Change	Percent Change
	(dollar amounts in millions)
Three months ended:	$33.9	$30.5	$3.4	11.1%
Nine months ended:	$106.2	$86.0	$20.2	23.5%

The increases in total revenues for the three and nine month periods ended February 28, 2005, compared with the same periods a year ago, were a result of increases in both our software product revenues and our service and other revenues.

In practice, we most closely track and calculate our average selling prices only for those deals which total $40,000 or more in total deal size (product and services). The increase in total revenues in our third quarter and first nine months of fiscal 2005 as compared to the comparable periods a year ago was due to an increase in total number of customer transactions for deal sizes greater than $40,000. Our fiscal 2005 results include the addition of our suite of content capture products, which were derived from the purchase of Cardiff Software in March 2004 and, to a much lesser extent, the Verity Response product that was derived from the purchase of NativeMinds in March 2004 and to products derived from the purchase of Dralasoft in December 2004.

In our most recent quarter ended February 28, 2005 we saw a decrease in total revenues from our quarter ended November 30, 2004 resulting from both a decline in the total number of customer transactions for deal sizes greater than $40,000 and in the average selling prices of those transactions. Overall, we saw developments that indicated a more difficult economic environment. We expect volumes of transactions and total revenues to be flat to moderately up in our fourth quarter of fiscal 2005 as compared with our most recent quarter ended February 28, 2005. These expectations are based on assumptions we believe are reasonable, but actual results may differ from our expectations as a result of the risks set forth in “Risks Relating to Our Operations” at the end of this Item 2. of this form 10-Q.

Revenues derived outside of the U.S. accounted for 36.3% and 37.3% of total revenues for the three month periods ended February 28, 2005 and February 29, 2004, respectively. Revenues derived outside of the U.S. accounted for 33.1% and 34.6% of total revenues for the nine month periods ended February 28, 2005 and February 29, 2004, respectively. Our export sales consist of products licensed for delivery outside of the United States. In the three month periods ended February 28, 2005 and February 29, 2004, export sales accounted for 21.8% and 21.4% of total revenues, respectively. In the nine month periods ended February 28, 2005 and February 29, 2004, export sales accounted for 19.3% and 18.8% of total revenues, respectively.

No single customer accounted for 10% or more of our revenues during the three month and nine month periods ended February 28, 2005 and February 29, 2004. Revenues derived from sales to the federal government and its agencies were 9.4% and 8.7% of total revenues in the three month periods ended February 28, 2005 and February 29, 2004, respectively. Revenues derived from sales to the federal government and its agencies were 9.9% and 10.0% of total revenues in the nine month periods ended February 28, 2005 and February 29, 2004, respectively. We expect total revenues to government agencies will continue to fluctuate as a percentage of revenues in the future.

Software product revenues	February 28, 2005	February 29, 2004	Dollar Change	Percent Change
	(dollar amounts in millions)
Three months ended:	$18.8	$17.8	$1.0	5.6%
Percentage of total revenues:	55.3%	58.3%
Nine months ended:	$60.6	$48.2	$12.4	25.7%
Percentage of total revenues:	57.0%	56.0%

Our license revenues for our software products increased by $1.0 million for the fiscal quarter ended February 28, 2005 compared to the same period in the prior year. However, excluding the sales of our products which were acquired from Cardiff and Dralasoft and which did not form part of our license revenues in the third fiscal quarter of 2004, we witnessed a material decrease in license revenues in the third fiscal quarter of 2005 compared to the same period in 2004. Excluding these content capture products, we witnessed a moderate decrease in license revenues for the nine month period ended February 28, 2005 compared to the same period in the previous year. The decrease in the sales of our software products we experienced in our third fiscal quarter of 2005 was due, we believe, to the factors discussed above in “Overview.”

Software product revenues in the first nine months of fiscal 2004 included the recognition of past royalties in connection with our confidential settlement with BroadVision related to our outstanding litigation. This revenue accounted for less than 5% of total revenues in the period.

Service and other revenues	February 28, 2005	February 29, 2004	Dollar Change	Percent Change
	(dollar amounts in millions)
Three months ended:	$15.2	$12.7	$2.5	18.9%
Percentage of total revenues:	44.7%	41.7%
Nine months ended:	$45.6	$37.8	$7.8	20.6%
Percentage of total revenues:	43.0%	44.0%

Our service and other revenues consist primarily of fees for software maintenance, consulting and training.

The increase in service and other revenues for the three month period ended February 28, 2005, compared with the same period a year ago, was due to $1.7 million in increased maintenance revenues and to a $0.8 million increase in sales of consulting services. The increase in maintenance revenues resulted primarily from increased maintenance contracts entered into on new licensing agreements and renewals on a larger installed base. The increase in consulting service revenue is primarily due to the increased number of consulting engagements associated with the increased number of new license transactions.

The increase in service and other revenues for the nine month period ended February 28, 2005, compared with the same period a year ago, was due to $4.1 million in increased maintenance revenues and to a $3.7 million increase in sales of consulting and training services. The increase in maintenance revenues resulted primarily from increased maintenance contracts entered into on new licensing agreements and renewals on a larger installed base. The increase in consulting service revenue is primarily due to the increased number of consulting engagements associated with the increased number of new license transactions.

Costs of Revenues

Cost of software products	February 28, 2005	February 29, 2004	Dollar Change	Percent Change
	(dollar amounts in millions)
Three months ended:	$0.7	$0.4	$0.3	75.0%
Percentage of software product revenues:	3.7%	2.1%
Nine months ended:	$2.3	$1.1	$1.2	109.1%
Percentage of software product revenues:	3.8%	2.4%

Costs of software products consist primarily of product media, duplication, manuals, packaging materials, shipping expenses, employee compensation expenses, and in certain instances, the licensing of third-party software incorporated in our products. Also included in costs of software products, to a much lesser extent, is the cost of the hardware scanners which we began selling as a result of the acquisition of Cardiff Software beginning March 15, 2004.

The increase in costs of software products in absolute dollars and as a percentage of license revenue for the three and nine month periods ended February 28, 2005, as compared with the same period a year ago, was primarily attributable to increased third party royalties associated with the incremental sales of our content capture products which we had began selling in March of 2004 and to higher product costs associated with a higher volume of product sales.

Cost of service and other	February 28, 2005	February 29, 2004	Dollar Change	Percent Change
	(dollar amounts in millions)
Three months ended:	$5.0	$3.3	$1.7	51.5%
Percentage of service and other revenues:	33.3%	25.6%
Nine months ended:	$15.1	$9.9	$5.2	52.5%
Percentage of service and other revenues:	33.1%	26.3%

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

The increase in costs of service and other in absolute dollars for the three month period ended February 28, 2005, as compared with the same period a year ago, was primarily due to a $1.5 million increase in cost of professional services driven by increased headcount and contractor costs to support increased volumes of professional service engagements, and to a lesser extent, to a $0.3 million increase in support costs primarily as a result of increased headcount required to support our content capture products.

The increase in costs of service and other in absolute dollars for the nine month period ended February 28, 2005, as compared with the same period a year ago, was due to a $4.4 million increase in cost of professional services driven by increased headcount and contractor costs to support increased volumes of professional service engagements, and to a lesser extent, a $0.8 million increase in support costs primarily as a result of increased headcount required to support our content capture products.

Amortization of purchased intangible assets	February 28, 2005	February 29, 2004	Dollar Change	Percent Change
	(dollar amounts in millions)
Three months ended:	$1.9	$0.6	$1.3	216.7%
Percentage of total revenues:	5.7%	2.1%
Nine months ended:	$5.3	$1.9	$3.4	178.9%
Percentage of total revenues:	5.0%	2.2%

During each of our first and second fiscal quarters of 2005, we amortized $1.7 million of the purchased intangible assets in connection with acquired developed technology, patents, customer relationships, tradenames, and maintenance agreements associated with all previous acquisitions, except Dralasoft, which closed in December of 2004. During our third fiscal quarter of 2005, we amortized $1.9 million of the purchased intangible assets in connection with acquired developed technology, patents, customer relationships, tradenames, and maintenance agreements associated with all previous acquisitions, including Dralasoft. The increase in amortization of purchased intangible assets in the first and second fiscal quarters of 2005 as compared to the first and second fiscal quarters of 2004 was attributable to $1.1 million increased quarterly amortization of purchased intangible assets associated with our Cardiff and NativeMinds acquisitions which we completed in March of 2004. The increase in amortization of purchased intangible assets in the third fiscal quarter of 2005 as compared to the third fiscal quarter of 2004 was attributable to $1.3 million increased quarterly amortization of purchased intangible assets associated with our Cardiff, NativeMinds and Dralasoft acquisitions, scheduled amortization of purchased intangible assets from this acquisitions is discussed in Note 9 “Acquisitions, Goodwill and Other Intangible Assets” to the unaudited Consolidated Financial Statements included in this report.

Operating Expenses

Research and development	February 28, 2005	February 29, 2004	Dollar Change	Percent Change
	(dollar amounts in millions)
Three months ended:	$6.0	$4.3	$1.7	39.5%
Percentage of total revenues:	17.7%	14.2%
Nine months ended:	$17.6	$14.6	$3.0	20.5%
Percentage of total revenues:	16.5%	16.9%

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

The increase in research and development expenses in absolute dollars from the third fiscal quarter of 2004 to the third fiscal quarter of 2005 was primarily due to $1.3 million in increased compensation and other employee related expenses on increased headcount, resulting primarily from our acquisitions of Cardiff, NativeMinds and Dralasoft, and $0.4 million in increased allocations for both MIS and facilities resulting from an increased share of these shared services based on the increased headcount.

The increase in research and development expenses in absolute dollars for the nine month period ended February 28, 2005, compared with the same period in the prior year was primarily due to $2.4 million in increased compensation and other employee related expenses on increased headcount, resulting primarily from our acquisitions of Cardiff, NativeMinds and Dralasoft, and $1.1 million in increased allocations for both MIS and facilities resulting from an increased share of these shared services based on the increased headcount. These increases were partially offset by reductions in contracted outside services of $0.3 million due to a decrease in overall consulting services used by the Company, due to normal variance in our use of outside contracting services.

Marketing and sales	February 28, 2005	February 29, 2004	Dollar Change	Percent Change
	(dollar amounts in millions)
Three months ended:	$14.9	$12.1	$2.8	23.1%
Percentage of total revenues:	44.0%	39.7%
Nine months ended:	$44.9	$35.9	$9.0	25.1%
Percentage of total revenues:	42.2%	41.8%

Marketing and sales expenses consist primarily of employee compensation, including sales commissions and benefits, tradeshows, outbound marketing and other lead generation activities, public relations, travel expenses associated with our sales staff and corporate overhead allocations. We anticipate that marketing and sales expenses will increase in our fourth fiscal quarter as a result of increased commission expense on higher total revenues and higher lead generation activities necessary to support our increased revenue projection.

The increase in marketing and sales expense in absolute dollars from the third fiscal quarter of 2004 to the third fiscal quarter of 2005 was primarily due to $2.2 million in increased compensation and other employee related expenses on increased headcount, resulting primarily from our acquisitions of Cardiff, NativeMinds and Dralasoft. The increase in headcount and product lines also caused an increase of $0.3 million in increased lead generation and advertising expenses, and $0.3 million in increased allocations for both MIS and facilities resulting from an increased share of these shared services.

The increase in marketing and sales expense in absolute dollars for the nine month period ended February 28, 2005, compared with the same period in the prior year, was primarily due to $5.8 million in increased compensation and other employee related expenses on increased headcount, resulting primarily from our acquisitions of Cardiff, NativeMinds and Dralasoft, $1.7 million in increased sales commissions resulting from higher total revenues, $0.9 million in increased allocations for both MIS and facilities resulting from an increased share of these shared services based on the increased headcount, and an increase of $0.3 million in lead generation and advertising expense due to an increase in product lines and number of marketing events.

General and administrative	February 28, 2005	February 29, 2004	Dollar Change	Percent Change
	(dollar amounts in millions)
Three months ended:	$4.5	$2.5	$2.0	80.0%
Percentage of total revenues:	13.2%	8.0%
Nine months ended:	$12.3	$8.1	$4.2	51.9%
Percentage of total revenues:	11.6%	9.4%

General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and general management, provisions for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations.

The increase in general and administrative expenses in absolute dollars from the third fiscal quarter of 2004 to the third fiscal quarter of 2005 was primarily due to a $0.9 million increase in compensation and other employee related expenses associated with increased headcount resulting from our acquisitions, a $0.4 million increase in outside services and legal fees primarily to support the Sarbanes Oxley project and merger and acquisition related activity, and a $0.3 million increase in audit and tax costs primarily due to the need to support growing and more complex infrastructure.

The increase in general and administrative expenses in absolute dollars for the nine month period ended February 28, 2005, compared with the same period in the prior year, was primarily due to a $2.1 million increase in compensation and other employee related expenses associated with increased headcount to support a growing and more complex infrastructure, a $1.3 million increase in outside services and legal fees primarily to support the Sarbanes Oxley project and merger and acquisition related activity, and a $0.6 million increase in audit and tax costs primarily due to more complexity resulting from our acquisitions.

In-process research and development	February 28, 2005	February 29, 2004	Dollar Change	Percent Change
	(dollar amounts in millions)
Three months ended:	$1.0	$0.0	$1.0	nm
Percentage of total revenues:	2.8%	0.0%
Nine months ended:	$1.0	$0.0	$1.0	nm
Percentage of total revenues:	0.9%	0.0%

The total in-process research and development expense of $1.0 million for the quarter ended February 28, 2005, was attributable solely to the Dralasoft purchase. The methodology for allocating the purchase price to in-process research and development is determined through established valuation techniques as outlined in the In-Process R&D Practice Aid published by the American Institute of Certified Public Accountants, Inc. (“AICPA”), as more fully discussed in Note 9 “Acquisitions, Goodwill and Other Intangible Assets” to the Consolidated Financial Statements included in this report.

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

Restructuring charge	February 28, 2005	February 29, 2004	Dollar Change	Percent Change
	(dollar amounts in millions)
Three months ended:	$0.0	$0.0	$0.0	nm
Percentage of total revenues:	0.0%	0.0%
Nine months ended:	$0.4	$1.0	$(0.6)	(60.0)%
Percentage of total revenues:	0.4%	1.1%

During the three months periods ended August 31, 2004, we incurred a facility restructuring charge of $0.1 million related to the closing of our UK Cardiff facility in July of 2004. The employees and operations of the Cardiff UK office were moved and consolidated into our existing Verity facility in the UK. Additionally, during the three month period ended November 30, 2004, we incurred a facility restructuring charge of $0.3 million related to the consolidation and subletting of approximately 14,000 square feet in our San Diego facility formerly occupied by Cardiff.

The $1.0 million restructuring charge incurred in the nine month period ended February 29, 2004, related to efforts designed to reduce costs and better align our expense levels with revenue levels during a period of economic uncertainty.

Other income, net	February 28, 2005	February 29, 2004	Dollar Change	Percent Change
	(dollar amounts in millions)
Three months ended:	$1.0	$0.6	$0.4	66.7%
Percentage of total revenues:	2.8%	1.9%
Nine months ended:	$3.6	$3.5	$0.1	2.9%
Percentage of total revenues:	3.4%	4.1%

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

The increase in other income in absolute dollars for the three month period ended February 28, 2005 compared to the same period in the prior year. resulted from a smaller transaction loss associated with foreign currency fluctuations. Our interest income was consistent year over year, primarily due to higher overall yields caused by increasing interest rates year over year, offset by a decrease in our average overall portfolio levels of marketable securities due primarily to the expenditure of cash and equivalents to finance the acquisition of Cardiff Software, NativeMinds and Dralasoft.

Other income for the nine month period ended February 28, 2005 was flat with the prior year period, as the smaller transaction loss associated with foreign currency fluctuations was entirely offset by lower interest income in the current nine month period, primarily due to lower overall yields, in addition to a decrease in our average overall portfolio levels of marketable securities due primarily to the expenditure of cash and equivalents to finance the acquisition of Cardiff Software, NativeMinds and Dralasoft.

Income tax provision	February 28, 2005	February 29, 2004	Dollar Change	Percent Change
	(dollar amounts in millions)
Three months ended:	$0.4	$3.2	$(2.8)	(87.5)%
Percentage of total revenues:	1.2%	10.4%
Nine months ended:	$3.7	$6.8	$(3.1)	(45.6)%
Percentage of total revenues:	3.5%	7.9%

Our year-to-date effective tax rate for the nine month period ended February 28, 2005 was 33.6% as compared to a 40.0% effective rate we reported for the nine month period ended February 29, 2004. Additionally, in our nine month period ended February 28, 2005, we recognized the benefit of Investment Tax Credits received in Canada relating to returns filed in 1999 through 2004. This refund of $912,000 contributed substantially to the reduction of our year-to-date effective rate.

Excluding the one-time benefit relating to the Canadian Investment Tax Credits, our year-to-date effective tax rate decreased primarily from a benefit taken for current year federal and state tax credit related to qualified research and development activities.

Liquidity and Capital Resources

At February 28, 2005, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $126.5 million and we had no outstanding long-term debt obligations. We also believe that due to the nature of our long term investments, we can readily convert these investments into cash, cash equivalents and short-term investments although we have not converted these investments to cash historically. As of February 28, 2005, we had $202.2 million in cash, cash equivalents, short- and long-term investments as compared to $269.0 million at February 29, 2004. Our management looks mainly to our cash, cash equivalents, short- and long-term investments to assess the strength of our financial position. For the first nine months of fiscal 2005, cash and cash equivalents, plus short- and long-term investments increased $0.4 million. We explain the major drivers in this change as follows:

Nine Months Ended:	February 28, 2005	February 29, 2004
	(in millions)
Net income adding back non-cash operating activities	$17.7	$16.1
Stock option exercises and proceeds from ESPP	$17.1	$20.8
Working capital changes	$5.7	$0.4
Repurchase of common stock	$(23.8)	$(17.0)
Purchase of business	$(11.2)	$0.0
Capital Expenditures	$(4.4)	$(1.3)
Foreign Exchange / Others	$(0.7)	$(0.8)

Change in cash, cash equivalent, and total investment	$0.4	$18.2

Net income for the nine months ended February 28, 2005, after adding back non-cash operating activities including depreciation and amortization of $7.5 million, non-cash write off of in-process research and development of $1.0M, deferred income taxes of $1.6 million and other miscellaneous non-cash expenses, net of $0.3 million was $17.7. Management uses this amount as a measure to assess the contribution by our operations to the financial strength of our company. We believe that this number is also useful to investors so that investors can understand how our management assesses the contribution by our operations to the financial strength of our company.

Changes in working capital, driven primarily by the increase in other accrued liabilities generating $3.9 million, decrease in trade receivables of $2.7 million, increases in deferred revenue and accrued compensation totaling $1.5 million offset by reductions in prepaid and other assets, totaled $5.7 million for the nine month period ended February 28, 2005. The $2.7 million decrease in trade receivables was primarily a function of lower total revenue reported in Q3 of fiscal 2005 as compared to Q4 of fiscal 2004.

We repurchased $23.8 million of our common stock through our stock repurchase (see note 7 to the financial statements) in the nine months ending February 28, 2005, which was partially offset by $17.1 million in proceeds from the sale of common stock as a result of $15.3 million stock option exercises and $1.8 million from the issuance of common stock in connection with our Employee Stock Purchase Plan.

In our third fiscal quarter of 2005, we used $8.3 million of cash for the acquisition of Dralasoft (including $0.1 million of transaction fees) and we made our final payment to Inktomi/Yahoo! $3.0 million in our first fiscal quarter of 2005 related to the acquisition of selective assets of Inktomi.

Cash used to acquire capital equipment for the nine-month period ended February 28, 2005 was $4.4 million mainly of computer equipment and leasehold improvements associated with the renovation and expansion in our Ross Drive facilities in Sunnyvale.

Changes in our cash, cash equivalents, short- and long-term investments in future periods could vary widely due not only to variations in our operations, but also the extent that our employees exercise stock options and make purchases under our employee stock purchase plan, as well as our repurchase activity under our stock repurchase program. Our stock repurchase program will terminate at the end of the fiscal year ending May 31, 2005 unless extended by the Board of Directors.

Our principal commitments as of February 28, 2005 consist of obligations under operating leases, totaling $20.2 million over the life of these leases.

Under our operating leases, we have minimum rental payments as follows:

Fiscal Year Ending May 31,	Rental Payments	Sublease Income
	(dollar amounts in thousands)
2005	$923	$45
2006	4,051	128
2007	3,296	74
2008	3,265	0
2009 and thereafter	8,633	0

	$20,168	$247

In addition to the above operating capital commitment, we have as of February 28, 2005, a $0.6 million deferred payment obligation which we are obligated to pay in September 2005, assuming that we have no claims for indemnification under the NativeMinds purchase agreement.

In June, 2004, we announced the continuation of our stock repurchase program. The continuation calls for the additional repurchase of outstanding shares of our common stock up to an aggregate value of $50.0 million. The program will terminate at the end of the fiscal year ending May 31, 2005 unless amended by the Board of Directors. Through February 28, 2005, we repurchased and retired approximately 1,885,000 shares of our common stock through open market transactions, for cash consideration of approximately $23.8 million.

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

The size and timing of large orders may materially affect our quarterly operating results

The size and timing of individual orders may cause our operating results to fluctuate significantly. In the period covered by this report, our operating results were less than expected because a number of large anticipated orders were either not received or were delayed or deferred by customers. A significant portion of our revenues in recent quarters has been derived from relatively large sales to a limited number of customers, and we currently anticipate that future quarters will continue to reflect this trend. Sales cycles for these customers can be up to nine months or longer. In addition, customer order deferrals in anticipation of new products may cause our operating results to fluctuate. Like many software companies, we had generally recognized a substantial portion of our revenues in the last month of each quarter, with these revenues concentrated in the last weeks of the quarter. Accordingly, the cancellation or deferral of even a small number of purchases of our products could harm our business in any particular quarter. In addition, to the extent that the significant sales occur earlier than expected, operating results for subsequent quarters may fail to keep pace or even decline.

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

Our business may suffer due to risks associated with international sales

For the nine months period ended February 28, 2005 and 2004, international revenue represented 33.1% and 34.6% of our total revenues, respectively. We expect international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

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

A portion of our revenues is derived from sales to governments, which are subject to budget cuts and, consequently, the potential loss of revenues upon which we have historically relied

Revenues derived from sales to the U.S. federal and state governments and their agencies were 9.9% and 10.0% of total revenues for the nine months period ended February 28, 2005 and 2004, respectively. As a result, any reductions in government spending on information technologies could harm our operating results. In recent years, budgets of many governments and/or their agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

We must successfully introduce new products or our customers will purchase our competitors’ products

During the past few years, our management and other personnel have focused on modifying and enhancing our core technology to support a broader set of search and retrieval solutions for use on enterprise-wide systems, over online services, over the Internet and on CD-ROM. In order for our strategy to succeed and to remain competitive, we must continue to leverage our core technology to develop new product offerings by us and by our OEM customers that address the needs of these new markets or we must acquire new technology, such as we did in our Cardiff Software and NativeMinds transactions in the latter half of fiscal 2004 and Dralasoft acquisition in the third quarter of fiscal 2005. The development of new products, whether by leveraging our core technology or by acquiring new technology, is expensive. If these products do not generate substantial revenues, our business and results of operations will be adversely affected. We cannot assure you that any of these products will be successfully developed and completed on a timely basis or at all, will achieve market acceptance or will generate significant revenues.

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

Because we expect our stock price to continue to fluctuate significantly, we may be the targets of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources, and could seriously harm our business.

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

Recently, there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be new accounting pronouncements or regulatory rulings that will have an impact on our future consolidated financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. In addition, insurance companies significantly increased insurance rates as a result of higher claims over the past year, and our rates for our various insurance policies increased substantially. In December 2004, the FASB issued SFAS No. 123 ( Revised 2004) “Share-Based Payment” (“SFAS 123R”), which requires public companies to comply as of the first interim or annual reporting period beginning after June 15, 2005. In the second quarter of our fiscal year 2006, we will then be required to record a compensation expense for all forms of share-based payment awards using the fair value method. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America and adversely affect our consolidated operating results.

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

Our recent acquisitions of Cardiff Software, strategic assets of Native Minds and the Inktomi enterprise search software assets, as well as Dralasoft and future potential acquisitions, may have unexpected material adverse consequences

Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies, such as our acquisition of Inktomi’s enterprise search software assets, the acquisition of Cardiff Software, the acquisition of the intellectual property, certain customer agreements and other strategic assets from NativeMinds and the acquisition of Dralasoft. From time to time, we consider and evaluate potential business combinations both involving our acquisition of another company and transactions involving the sale of Verity through, among other things, a possible merger or consolidation of our business into that of another entity. Acquisitions involve numerous risks, including the following:

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

Our net income and earnings per share could be significantly reduced when we account for employee stock option and employee stock purchase plans using the fair value method

We could report significant accounting charges as a result of the requirement to record an expense for our stock-based compensation plans using the fair value method. For example, in fiscal year 2004, had we accounted for stock-based compensation plans using the fair-value method prescribed in FASB Statement No. 123 as amended by Statement 148, net income would have been reduced by $32.9 million. In December 2004, the FASB issued SFAS No. 123 ( Revised 2004) “Share-Based Payment” (“SFAS 123R”), which requires public companies to comply as of the first interim or annual reporting period beginning after June 15, 2005. In the second quarter of our fiscal year 2006, we will then be required to record a compensation expense for all forms of share-based payment awards using the fair value method.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximize yields without significantly increasing our risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of February 28, 2005, approximately 21.4% of our portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of February 28, 2005. For purposes of this calculation we treat the auction rate securities as maturing within one year, due to our investment policies.

	FY2005	FY2006	FY2007	FY2008	FY2009	Total	Fair Value
	(Dollars in thousands)
Cash equivalents	$5,765	—	—	—	—	$5,765	$5,765
Average interest rate	2.53%	—	—	—	—	2.53%	2.53%
Fixed-rate securities	$4,500	$40,388	$43,454	$1,999	—	$90,341	$90,341
Average interest rate	1.36%	2.37%	2.65%	2.70%	—	2.46%	2.46%
Variable-rate securities	$71,350	—	—	—	—	$71,350	$71,350
Average interest rate	2.63%	—	—	—	—	2.63%	2.63%

The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of May 31, 2004.

	FY2005	FY2006	FY2007	FY2008	FY2009	Total	Fair Value
	(Dollars in thousands)
Cash equivalents	$2,556	—	—	—	—	$2,556	$2,556
Average interest rate	0.94%	—	—	—	—	0.94%	0.94%
Fixed-rate securities	$20,256	$37,177	$47,071	—		$104,504	$104,504
Average interest rate	2.67%	2.33%	2.67%			2.55%	2.55%
Variable-rate securities	$58,250	—	—	—	—	$58,250	$58,250
Average interest rate	1.21%	—	—	—	—	1.21%	1.21%

Foreign Currency Transaction Risk. We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 180 days or less. We do not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts (non equity hedges) are marked to market at the end of the period with any changes in market value included in Other Income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gain (loss) included in Other Income, net in the accompanying condensed consolidated statements of operations was $205,000 in the nine month period ended February 28, 2005. The fair value of the foreign currency forward contracts represented a $0.04 million liability as of February 28, 2005 as compared to a $0.2 million liability at May 31, 2004.

As of February 28, 2005 and May 31, 2004, our forward contracts consisted solely of contracts for the exchange of Canadian Dollars for U.S. Dollars. As of these dates, the notional amounts (at contract exchange rates) and weighted average contractual foreign currency exchange rates for the outstanding forward contracts were $3.7 million and $2.9 million, and 1.22 and 1.29, respectively. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per United States dollar. All of our forward contracts mature in 180 days or less as of February 28, 2005.

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

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2005. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of February 28, 2005, to provide reasonable assurance that the information required to be disclosed by us in reports we file with the Securities and Exchange Commission was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules.

Changes in Internal Control over Financial Reporting. During the three month period ended February 28, 2005, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). The table below sets forth information regarding repurchases of Verity common stock by Verity during the three month period ended February 28, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
December 1, 2004 through December 31, 2004	—	$—	—	$34,186,370
January 1, 2005 through January 31, 2005	653,896	$12.15	653,896	$26,244,673
February 1, 2005 through February 28, 2005	—	—	—	$26,244,673
Total	653,896	$12.15	653,896	$26,244,673

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
Steven R. Springsteel
Senior Vice President of Finance and Administration and Chief Financial Officer

Dated: April 8, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation of the Company. (1)

3.2	By-Laws. (1)

4.1	Amended and Restated Rights Agreement dated August 1, 1995, as amended. (2)

4.2	Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996. (3)

4.3	First Amendment to Rights Agreement dated as of July 23, 1999 among Verity, Inc. and BankBoston, N.A. (4)

10.3	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated February 11, 2005. (5)

10.16	Executive Health Program

10.17	Executive Officer Summary Compensation Sheet

31.1	Certification of Anthony J. Bettencourt.

31.2	Certification of Steven R. Springsteel.

32	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 2000 with the Securities and Exchange Commission on January 10, 2001. (Commission No. 000-26880).
(2)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.
(3)	Incorporated by reference from Exhibit No. 1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996 (Commission No. 000-26880).
(4)	Incorporated by reference to Exhibit 99.2 from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 1999 (Commission No. 000-26880).
(5)	Incorporated by reference to Exhibit 99.1 from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2005 (Commission No. 000-26880).