Form 10-K/A
period 2004-05-31
VERITY INC \DE\
filed 2005-07-13
CIK 949956

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held September 30, 2004, which definitive proxy statement was filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

EXPLANATORY NOTE

We are amending our Annual Report on Form 10-K for the year ended May 31, 2004, filed on August 13, 2004 (the “Original Form 10-K”) to reclassify auction rate securities previously categorized as cash and cash equivalents as short-term investments in our consolidated balance sheets as of May 31, 2004 and 2003, record the impact created by these reclassifications in our consolidated statements of cashflows for the years ended May 31, 2004, 2003 and 2002 and amend the related disclosures impacted by these reclassifications.

During our third fiscal quarter of 2005, we determined to categorize auction rate securities as short-term investments rather than as cash and cash equivalents. We reflected the reclassification in our Quarterly Report on Form 10-Q filed for the period ended February 28, 2005, and are amending our Original Form 10-K to reflect this reclassification.

Additionally, we have included two other balance sheet reclassifications for items categorized as other assets and other accrued liabilities which we have concluded should be presented as long-term. We have also revised cashflows from investing activities to remove purchases, sales and maturities of financial instruments that which we have concluded were transactions in cash and cash equivalents rather than in investments.

Except as discussed above, we have not modified or updated disclosures presented in the Original Form 10-K, except as required to reflect the effects of these reclassifications and revisions, in this Form 10-K/A, other than to delete forward-looking statements that have been superseded by subsequent events. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of our Original Form 10-K or modify or update those disclosures affected by subsequent events. Information not affected by the reclassification and revisions referred to above is unchanged and reflects the disclosures made at the time of the filing of the Original Form 10-K. References to the Annual Report on Form 10-K herein and in the Original Form 10-K shall refer to the Annual Report on Form 10-K for the year ended May 31, 2004, as amended by this Amendment No. 1 thereto.

This Annual Report on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of our Original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the reclassification and revisions:

•	Part II - Item 6. Selected Consolidated Financial Data;

•	Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II - Item 7A. Quantitative and Qualitative Disclosure About Market Risk;

•	Part II - Item 8. Financial Statement and Supplementary Data;

•	Part IV - Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Please refer to Note 2 to the accompanying consolidated financial statements for additional information on the reclassification.

PART II

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

	Fiscal Year Ended May 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Software products	$71,999	$57,529	$55,859	$108,705	$69,655
Service and other	52,311	44,421	37,906	36,330	26,445

Total revenues	124,310	101,950	93,765	145,035	96,100

Costs of revenues:
Software products	2,270	1,210	2,289	1,675	911
Service and other	14,467	12,510	11,469	12,141	8,756
Amortization of purchased intangible assets	3,456	1,290	—	—	—

Total costs of revenues	20,193	15,010	13,758	13,816	9,667

Gross profit	104,117	86,940	80,007	131,219	86,433
Operating expenses:
Research and development	20,211	20,144	21,725	20,257	14,538
Marketing and sales	50,006	42,310	51,399	57,543	39,603
General and administrative	12,057	10,736	11,917	10,773	7,034
In-process research and development charge	3,472	1,200	—	—	—
Restructuring charges	1,226	993	1,563	—	—
Charitable contribution	—	—	1,000	—	—

Total operating expenses	86,972	75,382	87,603	88,572	61,176

Income (loss) from operations	17,145	11,558	(7,596)	42,647	25,257
Other income, net	4,119	7,217	9,869	11,335	5,603

Income before provision for income taxes	21,264	18,775	2,273	53,982	30,860
Provision for (benefit from) income taxes	9,655	7,134	864	20,222	(2,150)

Net income	$11,609	$11,641	$1,409	$33,760	$33,010

Net income per share — basic	$0.31	$0.33	$0.04	$1.00	$1.10

Net income per share — diluted	$0.29	$0.31	$0.04	$0.92	$0.95

Number of shares used in per share calculation — basic	37,625	35,410	35,404	33,634	30,026

Number of shares used in per share calculation — diluted	39,666	37,595	37,169	36,649	34,886

Consolidated Balance Sheet Data:
Working capital	108,797	129,827	149,783	163,765	134,885
Total assets	344,081	332,535	298,150	303,599	213,378
Long-term obligations	1,065	3,377	465	389	383
Stockholders’ equity	296,826	291,631	264,265	264,144	183,634

Verity has reclassified certain amounts in the prior years’ financial statements to conform to the current year’s presentation.

See Note 13 of Notes to Consolidated Financial Statements beginning on page 33 of this Amendment No. 1 to Annual Report on Form 10-K /A for an explanation of the method used to determine the number of shares used to compute per share amounts.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes of Verity, Inc., which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements, which are statements of our expectations as to future events and results, such as our expectations as to our future operating results, that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Item 1. Business Risks Relating to Our Operations.”See “Forward-Looking Statements” at the beginning of this Annual Report for additional cautionary information regarding the forward-looking statements we make.

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

Our allowance for doubtful accounts was approximately $2.1 million and $1.7 million at May 31, 2004 and 2003, respectively. These balances each represent approximately 1.7% of both our of fiscal 2004 and fiscal 2003 revenues. These amounts were determined as described above. However, if a single significant direct customer or channel partner is unable or unwilling to make payments, additional allowances may be required. Accordingly, the inability of a single direct customer or channel partner to make required payments could have a material adverse effect on our results of operations.

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

The increase in total revenues from fiscal year 2003 to fiscal year 2004 was due to a $14.4 million increase in our software product revenues and to a $7.9 million increase in our service and other revenues. In practice, our management tracks most closely and calculates our average selling prices only for those deals which total $40,000 or more in total deal size (product and services). The increase in total revenue was the result of an increase in the total number of customer transactions for deal sizes greater than $40,000, combined with a marginal increase in the average revenue per transaction. Fiscal year 2004 results include a full year of revenues for our Ultraseek product, whereas fiscal year 2003 results include revenues from only the latter six months of fiscal 2003, as the acquisition of the assets from Inktomi Corporation occurred in the middle of fiscal 2003. Also, fiscal year 2004 results include the addition of our suite of content capture products, which were derived from the purchase of Cardiff Software in March 2004 and to a much lesser extent the Vrep product which was derived came from the purchase of NativeMinds. Additionally, fiscal year 2004 includes a payment in the first quarter from BroadVision of past royalties in connection with the settlement of outstanding litigation, which was less than 5% of revenues for the full year period.

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

Amortization of purchased intangible assets

	2004	Percent Change	2003	Percent Change	2002
	(dollars in millions)
Amortization of purchased intangible assets	$3.5	169.2%	$1.3	nm	$0.0
Percentage of total revenues	2.8%		1.3%		0.0%

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

Restructuring charge

	2004	Percent Change	2003	Percent Change	2002
	(dollars in millions)
Severance costs	$1.2	71.4%	$0.7	(41.6)%	$1.2
Legal and other outside services costs	0.1	0.0%	0.1	(66.6)%	0.3
Adjustments to estimates	(0.1)	nm	0.0	nm	0.0
Facilities and other charges	0.0	nm	0.2	100.0%	0.1

Restructuring charge	$1.2	20.0%	$1.0	(37.5)%	$1.6

Percentage of total revenues	1.0%		1.0%		1.7%

We had two restructuring activities in fiscal 2004. As a result of our Cardiff Software acquisition, we recorded a $0.3 million restructuring charge related to positions we identified to be redundant in our the quarter ended May 31, 2004. The anticipated cost savings resulting from this restructuring consist of reduced compensation expenses from the affected employees, offset by any subsequent headcount additions. In November 2003, we implemented a worldwide restructuring to focus on reducing expenses and improving efficiency due to continued macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, we recorded a $1.0 million restructuring in our quarter ended November 30 2003, of which approximately $0.9 million was related to severance costs associated with the reduction in the worldwide workforce by approximately 40 employees and approximately $0.1 million to legal and other outside services.

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

	Quarter Ended
	May 31, 2004	Feb. 29, 2004	Nov. 30, 2003	Aug. 31, 2003	May 31, 2003	Feb. 28, 2003	Nov. 30, 2002	Aug. 31, 2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Software products	$23,800	$17,795	$16,227	$14,177	$16,552	$15,722	$12,949	$12,306
Service and other	14,467	12,746	12,672	12,426	12,653	12,122	9,942	9,704

Total revenues	38,267	30,541	28,899	26,603	29,205	27,844	22,891	22,010

Costs of revenues:
Software products	1,134	368	429	339	272	256	291	390
Service and other	4,531	3,260	3,288	3,388	3,421	3,268	3,078	2,743
Amortization of purchased intangible assets	1,521	645	645	645	645	645	—	—

Total costs of revenues	7,186	4,273	4,362	4,372	4,338	4,169	3,369	3,133

Gross profit	31,081	26,268	24,537	22,231	24,867	23,675	19,522	18,877

Operating expenses:
Research and development	5,631	4,346	4,773	5,461	5,209	5,147	4,481	5,308
Marketing and sales	14,076	12,109	11,687	12,134	11,516	10,545	9,678	10,571
General and administrative	4,007	2,451	2,712	2,887	3,126	2,474	2,462	2,674
In-process research and development charge	3,472	—	—	—	—	1,200	—	—
Restructuring charge	254	—	972	—	—	—	993	—

Total operating expenses	27,440	18,906	20,144	20,482	19,851	19,365	17,614	18,553

Income from operations	3,641	7,362	4,393	1,749	5,016	4,310	1,908	324
Other income, net	600	564	1,770	1,185	1,819	1,590	1,904	1,904

Income before provision for income taxes	4,241	7,926	6,163	2,934	6,835	5,900	3,812	2,228
Provision for income taxes	2,846	3,170	2,524	1,115	2,596	2,242	1,449	847

Net income	$1,395	$4,756	$3,639	$1,819	$4,239	$3,658	$2,363	$1,381

Net income per share — basic	$0.04	$0.13	$0.10	$0.05	$0.12	$0.11	$0.07	$0.04

Net income per share — diluted	$0.04	$0.12	$0.09	$0.05	$0.11	$0.10	$0.07	$0.04

Number of shares used in per share calculation — basic	37,476	37,942	37,579	37,504	36,665	34,739	34,699	35,548

Number of shares used in per share calculation — diluted	39,097	40,568	39,475	39,663	40,086	37,883	35,766	36,645

	As a Percentage of Total Revenues
Revenues:
Software products	62.2%	58.3%	56.2%	53.3%	56.7%	56.5%	56.6%	55.9%
Service and other	37.8	41.7	43.8	46.7	43.3	43.5	43.4	44.1

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Costs of revenues:
Software products	3.0	1.2	1.5	1.3	1.0	9	1.3	1.8
Service and other	11.8	10.7	11.4	12.7	11.7	11.7	13.4	12.5
Amortization of purchased intangible assets	4.0	2.1	2.2	2.4	2.2	2.4	—	—

Total costs of revenues	18.8	14.0	15.1	16.4	14.9	15.0	14.7	14.3

Gross profit	81.2	86.0	84.9	83.6	85.1	85.0	85.3	85.7

Operating expenses:
Research and development	14.7	14.2	16.5	20.5	17.8	18.5	19.6	24.1
Marketing and sales	36.8	39.6	40.4	45.6	39.4	37.9	42.3	48.0
General and administrative	10.5	8.0	9.4	10.9	10.7	8.8	10.8	12.1
In-process research and development charge	9.1	—	—	—	—	4.3	—	—
Restructuring charge	0.7	—	3.4	—	—	—	4.3	—

Total operating expenses	71.7	61.9	69.7	77.0	67.9	69.5	77.0	84.2

Income from operations	9.5	24.1	15.2	6.6	17.2	15.5	8.3	1.5
Other income, net	1.6	1.8	6.1	4.5	6.2	5.7	8.4	8.7

Income before provision for income taxes	11.1	26.0	21.3	11.0	23.4	21.2	16.7	10.2
Provision for income taxes	7.4	10.4	8.7	4.2	8.9	8.1	6.3	3.9

Net income	3.6%	15.6%	12.6%	6.8%	14.5%	13.1%	10.4%	6.3%

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

Liquidity and Capital Resources

As of May 31, 2004, we had $201.7 million in cash and cash equivalents and available-for-sale securities compared to $250.7 million at May 31, 2003. At May 31, 2004, our principal sources of liquidity were our cash and cash equivalents and short-term investments of $117.5 million. As of May 31, 2004, we had a $0.6 million liability under a deferred purchase payment to NativeMinds Inc in connection with the acquisition of the intellectual property.

As of May 31, 2004, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Fair Value
Short-term	$78,479	$27	$78,506
Long-term	85,003	(755)	84,248

Total investments	$163,482	$(728)	$162,754

As of May 31, 2003, available-for-sale securities consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Fair Value
Short-term	$110,377	$801	$111,178
Long-term	111,371	708	112,079

Total investments	$221,748	$1,509	$223,257

Our cash flows for the last three years were as follows:

Fiscal period ended May 31,

	2004	2003	2002
	(dollars in millions)
Net cash provided by operating activities	$22.9	$24.1	$18.9
Net cash provided by (used in) investing activities	5.4	(40.0)	(18.0)
Net cash provided by (used in) financing activities	$(17.3)	$7.5	$(2.6)

Our cash provided by operating activities in fiscal 2004 was driven primarily from our net income of $11.6 million and the add back of non-cash expenses reported in our consolidated statements of operations, primarily non-cash depreciation and amortization of $6.9 million and a non-cash write-off of in-process research and development of $3.5 million. Changes in working capital including other accrued liabilities, prepaid and other assets and deferred revenue collectively generated cash flow of $10.2 million. These cash flow generating activities were offset by cash outflows in our working capital including a $6.9 increase in accounts receivable, primarily resulting from our year over year increase in revenues, $2.5 million relating to accrued compensation and $1.8 million due to accounts payable. Cash provided by operating activities increased to $24.1 million for fiscal year 2003 compared to $18.9 million in fiscal year 2002. This $5.2 million increase was primarily due to the increase in net income of $10.2 million, the effect on cash flow of which was further increased by approximately $5.2 million due to greater non-cash expenses, offset by changes in operating assets and liabilities, comprised mostly of a $15.8 million decrease in accounts receivable in fiscal year 2002 compared to only a $2.5 million decrease in fiscal year 2003.

Cash provided by investing activities for fiscal year 2004 of $5.4 million was primarily due to the sales and maturity of marketable securities, partially offset by the purchases of marketable securities and $50.9 million for the purchase of Cardiff Software and NativeMinds. Cash (used in) investing activities for fiscal years 2003 and 2002 of $(40.0) million and $(18.0) million respectively, was primarily due to purchases of marketable securities, offset by sales and maturities of marketable securities. We also used $23.8 million in fiscal 2003 to purchase the Inktomi enterprise search software assets. Capital expenditures were $2.0 million, $1.7 million and $3.1 million in fiscal years 2004, 2003 and 2002, respectively. For fiscal years 2004, 2003 and 2002, the capital expenditures consisted primarily of purchases for computer hardware and software.

Cash used of $17.3 million in financing activities in fiscal year 2004 was primarily due to the $50.0 million in repurchases of our common stock through our stock repurchase program, offset by $32.7 million in proceeds from the sale of common stock as a result of stock option exercises and from the issuance of common stock in connection with our Employee Stock Purchase Plan. Cash provided by financing activities in fiscal year 2003 was primarily due to $36.1 million in proceeds from the sales of common stock as a result of stock option exercises and from the issuance of common stock in connection with our Employee Stock Purchase Plan, offset by $28.6 million in repurchases of our common stock through our stock repurchase program. Cash used by financing activities in fiscal year 2002 was primarily due to $20.0 million in repurchases of our common stock through our stock repurchase program, partially offset by $17.4 million in proceeds from the sale of common stock as a result of stock option exercises and from the issuance of common stock in connection with our Employee Stock Purchase Plan. Our Board of Directors has authorized a $50 million stock repurchase program in fiscal 2005. Although we are not obligated to make any repurchases under this program, if we do make the majority of the repurchases authorized then we expect to use cash in financing activities in 2005.

Our principal commitments as of May 31, 2004 consist of obligations under operating leases, totaling $16.3 million over the life of these leases. We have no long-term debt obligations or capital lease obligations.

Under our operating leases, we have minimum rental payments as follows:

Fiscal Year Ending May 31,	Rental Payments	Sublease Income
2005	3,625	(319)
2006	3,487	(134)
2007	2,657	(75)
2008	2,535	—
2009 and thereafter	4,010	—

	$16,314	$(528)

Contractual obligations at May 31, 2004 were as follows:

(dollars in millions) Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating Leases	$16.3	$3.6	$6.1	$4.2	$2.4
Deferred Purchase Payment	3.7	3.1	0.6	0.0	0.0

Total Contractual Cash Obligations	$20.0	$6.7	$6.7	$4.2	$2.4

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds, none of which we hold for trading purposes. As of May 31, 2004, we expected approximately 49% of our portfolio to mature in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. For purposes of this calculation we categorize auction rate securities as expected to mature within one year (even though they generally mature much later), since these are liquid investments, representing an investment of cash that is available for current operations. Additionally, we do not expect to hold any of these liquid securities to maturity. On May 31, 2004 and 2003, we held $58.3 million, and $60.8 million, respectively, of auction rate securities, all of which we classified as variable rate securities in the following tables.

The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of May 31, 2004:

	FY2005	FY2006	FY2007	Total	Fair Value
	(Dollars in thousands)
Cash equivalents	$2,556	—	—	$2,556	$2,556
Average interest rate	0.94%	—	—	0.94%	0.94%
Fixed-rate securities	$20,256	$37,177	$47,071	$104,504	$104,504
Average interest rate	2.67%	2.33%	2.67%	2.55%	2.55%
Variable-rate securities	$58,250	—	—	$58,250	$58,250
Average interest rate	1.21%	—	—	1.21%	1.21%

During fiscal year 2004, our cash equivalents and investments decreased by $63.2 million in total value from fiscal year 2003. This decrease in value of our portfolio resulted from the purchase of Cardiff Software and NativeMinds. Commensurate with the decrease in value, the composition of our portfolio changed in that our fixed rate securities decreased by $58.0 million and our cash and cash equivalents and variable rate investments decreased by $5.2 million

As a result of the decrease in the amount of fixed-rate securities, the amount of interest we earn on our portfolio as of May 31, 2004 will be more responsive to interest rate fluctuations as compared to May 31, 2003, but the value of the portfolio will be less responsive to interest rate fluctuation. By policy, we strive to maintain a diverse portfolio with limits on maximum individual security duration and weighted average portfolio maturity.

The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of May 31, 2003:

	FY2004	FY2005	FY2006	Total	Fair Value
	(Dollars in thousands)
Cash equivalents	$5,223	—	—	$5,223	$5,223
Average interest rate	1.27%	—	—	1.27%	1.27%
Fixed-rate securities	$50,393	$45,940	$66,139	$162,472	$162,472
Average interest rate	4.31%	2.59%	2.73%	3.18%	3.18%
Variable-rate securities	$60,785	—	—	$60,785	$60,785
Average interest rate	1.36%	—	—	1.36%	1.36%

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

Table of Forward Contracts:

(Dollars in millions)	Exchange Foreign Currency for U.S. Dollars (Notional Amount)	Exchange U.S. Dollars for Foreign Currency (Notional Amount)	Notional Weighted Average Exchange Rate
Functional Currency:
Canadian Dollar	$2.1	$—	1.42
Euro	4.6	—	0.96

Total	$6.7	$—

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, and related Financial Schedule, begin on page 28 of this Annual Report on Form 10-K/A and are incorporated by reference here. Supplementary financial information for the eight quarters ended May 31, 2004 is set forth under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Results of Operations” and is incorporated by reference here.

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

See Index to Exhibits immediately following the signature page of the Original Form 10-K, as well as this Form 10-K/A, which are incorporated by reference here, for the exhibits filed with this report.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California

June 13, 2003

VERITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

ASSETS

	May 31,
	2004	2003
Current assets:
Cash and cash equivalents	$38,995	$27,487
Short-term investments	78,506	111,178
Trade accounts receivable, net of allowance for doubtful accounts of $2,131 and $1,720	31,807	22,597
Deferred tax assets	2,482	1,704
Prepaid and other assets	3,197	4,388

Total current assets	154,987	167,354
Property and equipment, net	4,272	5,168
Long-term investments	84,248	112,079
Deferred tax assets	17,884	20,388
Intangible assets, net	24,854	11,610
Goodwill	55,824	15,145
Other assets	2,012	791

Total assets	$344,081	$332,535

LIABILITIES

Current liabilities:
Accounts payable	$2,855	$2,181
Accrued compensation	10,086	8,518
Income tax payable	4,214	3,493
Deferred purchase payment	3,066	—
Other accrued liabilities	4,548	4,461
Deferred revenue	21,421	18,874

Total current liabilities	46,190	37,527

Other non-current liabilities:
Deferred rent	495	356
Deferred purchase payment	570	3,021

Total liabilities	47,255	40,904

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

VERITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended May 31, 2004, 2003 and 2002 (in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances, May 31, 2001	35,158	35	252,733	—	652	10,724	264,144
Issuance of common stock:
Upon exercise of stock options	1,769	2	14,533	—	—	—	14,535
Under employee stock purchase plan	350	—	2,852	—	—	—	2,852
Repurchase of common stock	(1,502)	(1)	(19,985)	—	—	—	(19,986)
Unrealized gain on investments	—	—	—	—	647	—	647
Effect of foreign currency translation adjustments	—	—	—	—	664	—	664
Net income	—	—	—	—	—	1,409	1,409

Balances, May 31, 2002	35,775	$36	$250,133	$—	$1,963	$12,133	$264,265

Issuance of common stock:
Common shares issued outside of plans	2	—	—	—	—	—	—
Upon exercise of stock options	3,826	4	32,795	—	—	—	32,799
Under employee stock purchase plan	407	—	3,273	—	—	—	3,273
Deferred tax benefit from disqualified dispositions	—	—	7,006	—	—	—	7,006
Repurchase of common stock	(2,450)	(2)	(28,562)	—	—	—	(28,564)
Unrealized gain on investments	—	—	—	—	115	—	115
Effect of foreign currency translation adjustments	—	—	—	—	1,096	—	1,096
Net income	—	—	—	—	—	11,641	11,641

Balances, May 31, 2003	37,560	$38	$264,645	$—	$3,174	$23,774	$291,631

Issuance of common stock:
Upon exercise of stock options	3,040	3	28,997	—	—	—	29,000
Under employee stock purchase plan	375	—	3,664	—	—	—	3,664
Deferred tax benefit from disqualified dispositions	—	—	8,167	—	—	—	8,167
Repurchase of common stock	(3,695)	(4)	(49,996)	—	—	—	(50,000)
Stock options assumed in business combinations	—	—	3,768	—	—	—	3,768
Unrealized loss on investments	—	—	—	—	(1,343)	—	(1,343)
Deferred stock compensation	—	—	—	(89)	—	—	(89)
Amortization of deferred stock compensation	—	—	—	1	—	—	1
Effect of foreign currency translation adjustments	—	—	—	—	418	—	418
Net income	—	—	—	—	—	11,609	11,609

Balances, May 31, 2004	37,280	$37	$259,245	$(88)	$2,249	$35,383	$296,826

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended May 31,
	2004	2003	2002
Cash flow from operating activities:
Net income	$11,609	$11,641	$1,409
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,857	4,700	4,251
Noncash restructuring charges	144	202	(6)
Provision for bad debt expense	319	563	1,065
Deferred income taxes	751	3,141	409
Write-off of in-process research and development	3,472	1,200	—
Amortization of premium on securities, net	837	1,458	352
Changes in operating assets and liabilities:
Trade accounts receivable	(6,902)	2,474	15,715
Prepaid and other assets	2,642	1,116	1,292
Accounts payable	(1,828)	546	(822)
Accrued compensation	(2,510)	(2,027)	(1,423)
Other accrued liabilities	6,494	1,562	(1,233)
Deferred revenue	1,063	(2,461)	(2,091)

Net cash provided by operating activities	22,948	24,115	18,918

Cash flows from investing activities:
Acquisition of property and equipment	(1,976)	(1,745)	(3,073)
Purchases of investments	(359,534)	(239,462)	(225,611)
Maturity of investments	171,742	159,294	139,355
Proceeds from sale of investments	246,115	65,701	71,370
Purchase of business, net of cash acquired	(50,949)	(23,826)	—

Net cash provided by (used in) investing activities	5,398	(40,038)	(17,959)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	32,664	36,070	17,387
Repurchase of common stock	(50,000)	(28,564)	(19,986)

Net cash provided by (used in) financing activities	(17,336)	7,506	(2,599)

Effect of exchange rate changes on cash and cash equivalents	498	671	668

Net increase (decrease) in cash and cash equivalents	11,508	(7,746)	(972)

Cash and cash equivalents, beginning of period	27,487	35,233	36,205

Cash and cash equivalents, end of period	$38,995	$27,487	$35,233

Supplemental disclosure of cash flow information:
Cash paid for interest	$51	$35	$17
Cash paid for income taxes	$1,418	$1,062	$375

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

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid investments with an original or remaining maturity of 90 days or less as of the date of purchase. Cash equivalents are stated at amortized cost plus accrued interest, which approximates fair value. Cash equivalents consist primarily of money market instruments and certificates of deposit, which amounted to $39.0 million and $27.5 million at May 31, 2004 and 2003, respectively.

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

Investments

The Company considers all highly liquid interest-earning investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash and investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in Other Comprehensive Income.

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

Reclassification

Certain prior period balances have been reclassified to conform to the current period presentation. Historically, the Company believed that auction rate securities were properly classified as cash and cash equivalents since these instruments were highly liquid investments and the reset date (date which instrument could be sold at par) was less than 90 days. After reviewing interpretative guidance, the Company concluded that the stated or contractual maturity, not the reset date, was the proper date for calculating the original maturity and that these auction rate securities should be categorized as short-term investments in accordance with SFAS 95.

The following tables summarize the impact of these reclassifications for the last three years (in thousands);

Auction rate securities balance sheet reclassification:

	Pre-reclassification			Post-reclassification
	Cash & Cash Equivalents	Short-term Investments	Total	Cash & Cash Equivalents	Short-term Investments	Total
May 31, 2004	$92,245	$25,256	$117,501	$38,995	$78,506	$117,501
May 31, 2003	85,672	52,993	138,665	27,487	111,178	138,665
May 31, 2002	52,803	101,120	153,923	35,233	118,690	153,923

Auction rate securities cash flows reclassification:

Pre-reclassification	For the Year ended May 31,
	2004	2003	2002
Cash flows from investing activities :
Acquisition of property and equipment	(1,976)	(1,745)	(3,073)
Purchases of investments	(686,198)	(529,858)	(512,409)
Maturity of investments	185,140	242,611	293,552
Proceeds from sale of investments	554,447	313,395	203,628
Purchase of business, net of cash acquired	(50,949)	(23,826)	—

Net cash provided by (used in) investing activities	464	577	(18,302)

Post-reclassification	For the Year ended May 31,
	2004	2003	2002
Cash flows from investing activities :
Acquisition of property and equipment	(1,976)	(1,745)	(3,073)
Purchases of investments	(359,534)	(239,462)	(225,611)
Maturity of investments	171,742	159,294	139,355
Proceeds from sale of investments	246,115	65,701	71,370
Purchase of business, net of cash acquired	(50,949)	(23,826)	—

Net cash provided by (used in) investing activities	5,398	(40,038)	(17,959)

        The changes to the net cash provided by (used in) investing activities above were solely a result of the reclassification of auction rate securities from cash and cash equivalents to short-term investments. The changes to the purchases, maturity, and proceeds from sale of investments above were a result of eliminating the cash flows from the purchases, maturity and proceeds from sale of cash equivalents which had previously been included in these line items.

Prepaid and other assets reclassification:

	Pre-reclassification			Post-reclassification
	Prepaid and Other assets	Other Assets	Total	Prepaid and Other assets	Other Assets	Total
May 31, 2004	$4,636	$573	$5,209	$3,197	$2,012	$5,209
May 31, 2003	4,719	460	5,179	4,388	791	5,179
May 31, 2002	5,497	0	5,497	5,205	292	5,497

Deferred Rent reclassification:

	Pre-reclassification			Post-reclassification
	Other Accrued Liabilities	Deferred Rent	Total	Other Accrued Liabilities	Deferred Rent	Total
May 31, 2004	$5,043	$0	$5,043	$4,548	$495	$5,043
May 31, 2003	4,817	0	4,817	4,461	356	4,817
May 31, 2002	2,779	0	2,779	2,314	465	2,779

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

The fair value of the Company’s stock options assumed was estimated using the Black-Scholes option pricing model. The fair value of the stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

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

( in thousands, except per share data)	Year Ended May 31,
	2004	2003
	(unaudited)
Total revenues	$144,778	$125,131

Net income	$9,618	$3,581

Net income per share — basic	$.26	$.10

Net income per share — diluted	$.24	$.09

Number of shares — basic	37,625	35,410

Number of shares — diluted	39,755	37,726

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

Of the total purchase price, the Company retained $3.0 million in order to secure Inktomi’s indemnification obligations under the asset purchase agreement. In its first fiscal quarter of 2005 the Company paid $3.0 million plus simple interest calculated from the December 17, 2002 through June 16, 2004.

5. Investments

As of May 31, 2004, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
Short-term investments:
Market Auction Securities	58,250	—	58,250
Corporate Notes	13,729	40	13,769
Government Securities	6,500	(13)	6,487

Short-term investments	78,479	27	78,506

Long-term investments:
Municipal Securities	2,375	(36)	2,339
Corporate Notes	6,122	(64)	6,058
Government Securities	76,506	(655)	75,851

Long-term investments	85,003	(755)	84,248

Total investments	$163,482	$(728)	$162,754

At May 31, 2004, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$20,256
After one year through two years	37,177
After two years through three years	49,071
After three years	56,250

$162,754

As of May 31, 2003, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
Short-term investments:
Market Auction Securities	60,785	—	60,785
Corporate Notes	48,592	788	49,380
Government Securities	1,000	13	1,013

Short-term investments	110,377	801	111,178

Long-term investments:
Municipal Securities	1,375	5	1,380
Corporate Notes	14,031	290	14,321
Government Securities	95,965	413	96,378

Long-term investments	111,371	708	112,079

Total investments	$221,748	$1,509	$223,257

At May 31, 2003, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$64,493
After one year through two years	45,940
After two years through three years	69,639
After three years	43,185

$223,257

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

The following table presents details of the restructuring charges (in thousands):

	Severance	Facilities and other	Legal and outside services	Total
At May 31, 2002	—	—	—	—
Charges	664	210	119	993
Paid	(664)	(40)	(76)	(780)
At May 31, 2003	—	170	43	213
Charges	1,200	—	66	1,266
Adjustments	—	—	(40)	(40)
Paid	(941)	(67)	(69)	(1,077)
At May 31, 2004	259	103	—	362

The remaining $259,000 balance relating to severance will be paid in January, 2005. The remaining $103,000 facilities and other balance will be paid out ratably through October, 2005.

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

Activity under stock option plans

Activity under the above stock option plans is set forth below (shares in thousands):

	Year Ended May 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	23,591	$18.30	19,285	$20.00	16,277	$23.91
Options assumed via acquisition	457	7.27	—	—	—	—
Granted	4,067	13.68	9,562	10.99	7,164	9.47
Exercised	(3,040)	9.54	(3,826)	8.56	(1,769)	8.22
Cancelled	(2,670)	21.89	(1,430)	18.53	(2,387)	23.71

Outstanding at end of period	22,405	17.99	23,591	18.30	19,285	20.00

Options exercisable at end of period	16,720	$19.44	14,806	$20.65	12,217	$21.11

Common stock option plans

The following table summarizes information with respect to stock options outstanding at May 31, 2004 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number at May 31, 2004	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number at May 31, 2004	Weighted Average Exercise Price
$ 0.75 – $4.99	2	1.03	$0.75	2	$0.75
$ 5.00 – $16.49	15,640	5.99	12.06	10,322	11.53
$ 16.50 – $ 29.99	1,454	4.60	22.61	1,190	23.48
$ 30.00 – $53.00	5,309	3.80	34.22	5,206	34.20

	22,405	5.38	$17.99	16,720	$19.44

Generally, shares granted to existing employees vest over a four-year period from the date of grant. 12.5% of the shares vest six months after the date of commencement of employment and 2.083% of the shares vest upon completion of each succeeding full month of continuous employment for the remaining 42 month term. The Company’s board retains discretion to modify certain terms including the vest schedule.

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

	2004	2003	2002
Expected volatility	87%	80%	100%
Risk-free interest rate ranges	1.61 – 3.25%	1.81 -3.72%	3.14 - 4.35%
Expected life	4.07 years	2.9 years	3.5 years

The Company has also estimated the fair value for the purchase rights under the Employee Stock Purchase Plan using the Black-Scholes Option Pricing Model with the following assumptions for fiscal years 2004, 2003 and 2002:

	2004	2003	2002
Expected volatility	72%	80%	100%
Risk-free interest rate ranges	1.02 - 1.23%	1.16 - 1.56%	1.98 - 2.33%
Expected life	1.00 year	1.00 year	.50 – 1.00 years
Expected dividend yield	0.0%	0.0%	0.0%

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

Income before taxes consist of the following (in thousands):

	Fiscal Years
	2004	2003	2002
Domestic	$18,364	$16,905	$1,056
Foreign	2,900	1,870	1,217

	$21,264	$18,775	$2,273

Details of the income tax provision for fiscal years 2004, 2003 and 2002 consist of the following (in thousands):

	May 31,
	2004	2003	2002
Current:
Federal	$8,634	$6,366	$1,262
State	1,247	448	126
Foreign	1,062	743	502

	10,943	7,557	1,890

Deferred:
Federal	(1,308)	(378)	(1,066)
State	20	(45)	40
Foreign	—	—	—

	(1,288)	(423)	(1,026)

	$9,655	$7,134	$864

The Company’s effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	Fiscal Years
	2004	2003	2002
Income tax benefit at statutory rates	35.0%	35.0%	35.0%
State income taxes net of federal benefit	3.9	3.3	(18.3)
Non-deductible expenses	1.8	1.6	33.0
Foreign taxes	0.2	0.7	28.2
Research and development credit	(0.9)	(2.6)	(39.9)
In process research and development	5.4	—	—

Effective tax rate	45.4%	38.0%	38.0%

The components of the net deferred tax asset are (in thousands):

	May 31,
	2004	2003
Deferred tax assets
Current deferred tax assets:
Accrued compensation	$1,475	$975
Other accruals and allowance for doubtful accounts	3,106	2,706

Total current deferred tax assets	4,581	3,681

Valuation allowance	(2,099)	(1,977)

Net current deferred tax assets	2,482	1,704

Non-current deferred tax assets and liabilities:
Accumulated depreciation	3,849	3,378
Research and development credits	14,251	10,737
Net operating loss carryforwards	25,448	25,863
Unrealized gain on investments	799	—

Gross non current deferred tax assets	44,347	39,978

Deferred tax liabilities:

Intangible assets	$(6,148)	$—
Other accruals and allowance for doubtful accounts	—	(94)

Gross non-current deferred tax liabilities	(6,148)	(94)
Total non-current deferred tax assets	38,199	39,884
Valuation allowance	(20,315)	(19,496)

Net non-current deferred tax assets	$17,884	$20,388

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

Financial Data by Geographical Area (in thousands)	US		United Kingdom		Other Europe			Other Foreign		Total International		Eliminations			Total
Revenues: 2004 2003 2002	$ $ $	81,442 63,877 60,354	$ $ $	15,344 13,002 9,523	$ $ $	18,559 18,606 17,434		$ $ $	8,965 6,465 6,454	$ $ $	42,868 38,073 33,411		— — —		$ $ $	124,310 101,950 93,765
Income (loss) from operations: 2004 2003 2002	$ $ $	9,956 12,754 6,900	$ $ $	7,265 6,737 3,566	$ $ $	8,515 (5,140 (1,082	) )	$ $ $	(523 472 514)	$ $ $	15,257 2,069 2,998	$ $ $	(8,068 (3,265 (17,494	) ) )	$ $ $	17,145 11,558 (7,596)
Long-lived assets(1) 2004 2003 2002	$ $ $	85,818 31,281 4,801	$ $ $	189 190 308	$ $ $	253 424 530		$ $ $	702 819 1,278	$ $ $	1,144 1,433 2,116		— — —		$ $ $	86,962 32,714 6,917

(1)	Excluding financial instruments and deferred tax assets.

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

VERITY, INC.

Date: July 13, 2005	By:	/s/ ANTHONY J. BETTENCOURT
(President and Chief Executive Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Document
23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP.(25)

23.2	Consent of Independent Accountants, PricewaterhouseCoopers LLP.(25)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.(25)

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.(25)

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, and 18 U.S.C. Section 1350. (25)

(25)	Filed herewith.