Form 10-K
period 2005-05-31
VERITY INC \DE\
filed 2005-08-12
CIK 949956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2005

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on November 30, 2004, as reported on Nasdaq National Market was approximately $319,592,412. Excludes approximately 14,339,927 shares of Common Stock held collectively by the executive officers and directors of the registrant and by each person who owned 5% or more of the outstanding Common Stock as of such date. Exclusion of shares held by any person should not be construed to indicate that a determination has been made that such person is an affiliate of the registrant.

The number of shares of the registrant’s Common Stock outstanding on July 29, 2005 was 35,619,580.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held October 13, 2005, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

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

You should carefully read the information in this Annual Report on Form 10-K, including our consolidated financial statements and related notes beginning on page 53 of this Annual Report on Form 10-K. Our business involves significant risks. You should carefully consider the information under the heading “Risks Relating to Our Operations” below.

Overview

We are a leading provider of software that enables private and public sector organizations to discover, analyze and process the information in their corporate repositories, applications and systems. In great part, this is the convergence of many core markets in which we have participated for years, including search, corporate portals, and e-commerce, as well as markets we have recently entered, including question and answer interfaces, content capture and business process management, among others.

We develop, market and support two product families: enterprise search and business process management. Enterprise search is a broad category that includes search, classification, recommendation, monitoring/alerting, and question and answer infrastructure products for corporate intranets, extranets, websites, corporate portals, business applications, online publishers and e-commerce providers, and original equipment manufacturer (“OEM”) toolkits for independent software vendors. Our comprehensive and integrated enterprise search products enable numerous enterprise-wide functionalities, all from the same underlying Verity information index. These products organize and provide simple, single-point access to information across the entire enterprise. In doing so, our products can be used to create or enhance Web applications and standalone applications that leverage the value of existing investments in intranets and business applications. Business process management (“BPM”) applications enable the information on paper and electronic forms to be captured in electronic form, and for manual processes that utilize that information to be automated over corporate networks. Our BPM products include capabilities for forms design, scanning, optical character recognition, forms recognition, validation, verification, process automation and routing. Our search technology has been integrated into these products in order to provide real-time search of information while it is in process.

Our software has been licensed to over 15,000 corporations, government agencies, software developers, information publishers and e-commerce vendors. We pursue sales opportunities within corporations and government agencies through the efforts of our direct sales force and through a network of value added resellers and system integrators. We also sell OEM toolkits to independent software vendors that embed Verity technology in their products or services.

In December 2004, we completed the acquisition of Dralasoft, Inc., which develops the workflow technology embedded in our Verity LiquidOffice product. Even prior to the acquisition, this workflow technology has been part of our LiquidOffice product since version 3.0 was released in 2003. The acquired software, rebranded as Verity LiquidBPM, is currently in use by a number of large companies and is embedded in the software products of a number of independent software vendors. We are continuing development and support of the product acquired from Dralasoft.

We were organized as a California corporation in March 1988 and reincorporated in Delaware in September 1995. Our principal executive offices are located at 894 Ross Drive, Sunnyvale, California 94089, and our telephone number is (408) 541-1500.

Enterprise Search

Our comprehensive and integrated enterprise search product family enables enterprise-wide document indexing, classification, search and retrieval, navigation, viewing, monitoring and alerting, document recommendation, expert and community location, and question and answer capabilities. Our products organize and provide simple, single-point access to information across the entire enterprise. By doing so, our products can be used to create or enhance intranets and other applications that leverage the value of existing investments in Internet and network infrastructure. We believe the functionality and flexibility of our products enable us to offer our customers solutions that strengthen their businesses by improving efficiency, employee productivity and communication.

We originally developed our core search and retrieval technology for use by large government agencies in the defense and intelligence communities. In the past several years, we have enhanced and expanded our enterprise search products and markets. Today, our enterprise search product family is designed to solve the content retrieval and organization problems of Web, enterprise and e-commerce websites. Our products:

•	use a combination of full-text, metadata and rule-based methods to index and retrieve information stored in a variety of formats and systems across corporate intranets, extranets, and the Internet, as well as information stored in other enterprise applications via gateways;

•	classify and rank the relevance of selected information, enabling users to filter and evaluate information personalized to their specific needs and interests;

•	enable user-initiated queries, and also actively and continuously monitor Internet and intranet information sources such as websites, news feeds and file systems for new information or changes in content matching user profiles;

•	enable the high-speed classification of information into taxonomies and the visual navigation of information;

•	enable independent software vendors’ products to filter most common file formats for viewing, and to convert most common file formats to HTML (Hypertext Markup Language) and XML (Extensible Markup Language);

•	use the information created by individuals searching for and retrieving documents to automatically recommend additional documents, locate subject matter experts, and recognize communities of users with similar interests;

•	respond to questions with a single, correct answer where possible, and escalate questions it cannot answer with a specified confidence level to a full-text search, customer support representative or other alternative form of contact; and

•	allow organizations to build hybrid online and offline information distribution systems by publishing information on CD-ROM and DVD-ROM, maintaining links to active websites and enabling automatic synchronization between the Web and a user’s local computer.

Business Process Management

Verity’s integrated business process management products include paper-to-electronic and Web-based document capture, electronic forms and process automation. Our content capture products replace manual data entry and processes with automated solutions that accurately capture the hand- and typewritten content on paper forms and onramp that content to our process automation products, in addition to content management systems, databases and other business applications. The electronic forms capabilities of our BPM products allow companies to replace paper-based forms with electronic forms that users can fill out online. The process automation capabilities of these products allow businesses to model and define processes that automate the movement of captured content, electronic forms and system-generated information between designated people and systems for approval, action, informational or storage purposes. Once processes have been automated, the capabilities of our BPM products allow businesses to monitor the performance of their system and processes in order to make ongoing improvements. We believe the capabilities and flexibility of these products enable us to offer our customers a BPM solution that strengthens their businesses by improving efficiency, making in-process information accessible and streamlining both manual and electronic processes.

Verity Products

Our products enable organizations to turn corporate intranets and extranets into powerful tools that make business information accessible, actionable and reusable across the enterprise. Because our products are designed to work together, our enterprise search customers may begin by deploying basic retrieval technology and can later incorporate more sophisticated classification and recommendation features as their business needs expand. Similarly, customers may begin by replacing manual data entry of the information contained on forms with a content capture solution, followed by sophisticated business process management capabilities. Additionally, because our solutions are suitable for companies and government organization ranging from small businesses to global enterprises, our customers’ investments are preserved by our software’s ability to expand to support the greater demands of growing end-users, document repositories, corporate intranets and extranets, and online forms and processes. Product revenues represented 57%, 58% and 56% of total revenues in fiscal years 2005, 2004, and 2003, respectively.

Enterprise Search Products:

Verity Ultraseek. Verity Ultraseek software provides enterprise-class search functionality, with a minimum investment in resources for setup, administration, and ongoing management. The Content Classification Engine add-on provides simple rules-based classification to allow navigation via browsing in addition to search. Verity Ultraseek can scale to provide intranet and website search for small and mid-size enterprises up to global enterprises.

Verity K2. Verity K2 products index, search, classify, recommend and retrieve information located in various repositories. Applications include corporate intranets, portals, extranets, research and development, ecommerce, executive messaging and business intelligence systems. Verity K2 Enterprise is designed for use within large businesses; Verity K2 Catalog is for use on ecommerce websites. Additional functionality is provided by optional products, including:

•	Verity Gateways. These extend the indexing range of Verity K2 products to third-party applications and repositories, such as content management systems, email, Web and file servers, and relational databases.

•	Verity Collaborative Classifier. Verity Collaborative Classifier allows Verity K2 customers to distribute taxonomy and classification management to assigned subject matter experts and enable real-time collaboration through workflow.

•	Verity Extractor. Verity Extractor adds structure to unstructured content by identifying and extracting information “entities,” such as names, locations, organizations and so on.

Verity Response. This software provides virtual representatives, or vReps, that give internal and external customers a single interface to ask questions through a natural language dialog. These vReps combine the search, FAQ and “contact us” functionality on websites to provide a single correct answer to questions, convert the question into a full-text query or escalate the question to a customer service representative.

Verity Federator. Verity Federator enables search across multiple heterogeneous sources (federated search), whether the indices are Verity created and maintained (Verity K2 or Ultraseek) or other information sources inside or outside the enterprise.

Verity Enterprise Web Search. This product allows Verity K2 and Verity Ultraseek end-users to search both internal information sources and the Internet with a single query that is federated to Ultraseek or K2 and Yahoo! Search. Results from both sources are merged, ranked for relevancy and presented in the same results list.

Verity Publisher. Verity Publisher is designed to publish the contents of a website on CD-ROM and/or DVD-ROM while maintaining links to websites so that content can be updated in real time.

Enterprise Search OEM and Custom Application Development Tools:

Verity K2 Developer. Verity K2 Developer is a modular developer platform that allows independent software vendors to integrate Verity’s indexing, search and retrieval, classification and recommendation technology into commercial software applications.

Verity Profiler. Verity Profiler is used to develop applications that evaluate content against business rules, or profiles. When content that matches those business rules is identified, Profiler can trigger events including classification of the content into taxonomies, alerting users that the content exists, and tagging that content within the Verity index.

Verity KeyView Export Software Developers Kit. Verity KeyView Export provides conversion of documents to valid XML using a predefined Verity document type definition. Verity KeyView Export also provides, on-demand, server-side conversion of documents to Web-ready HTML.

Verity KeyView Filter Software Developers Kit. Verity KeyView Filter allows applications of independent software vendors to extract text and other information from close to 300 file formats.

Verity KeyView Viewer Software Developers Kit. Verity KeyView Viewer allows independent software vendors’ applications to display close to 300 file formats without requiring end-users to install the native applications that created those files.

Business Process Management Products:

All of our business process management products can be deployed in an enterprise environment or embedded into the offerings of independent software vendors to provide BPM functionality.

Verity TeleForm. This application provides high volume, high accuracy information capture that is capable of processing thousands of paper forms per day. Captured content, documents and attachments can be sent to multiple archive and retrieval systems. Round-trip data flow and integration with other back office systems are made possible via a series of built-in and custom Connect Agents.

Verity MediClaim. This application is an industry-specific version of Verity TeleForm intended for use by medical claims examiners. In addition to the functionality of TeleForm described above, MediClaim validates medical claim form field entries including updated 2003 ICD-9 and CPT codes.

Verity LiquidOffice. This application is a Web-based business process management solution for creating, deploying and automating the routing, tracking and approval processes for electronic forms. LiquidOffice also provides design interfaces for creating electronic forms and processes, and supports industry standards including XML, HTML, Adobe PDF and Microsoft InfoPath formats.

Verity LiquidBPM. This application enables the integration of advanced business process management capabilities by independent software vendors and systems integrators within and between applications.

Services

We make extensive technical support and training services available for our customers, and provide consulting services designed to assist our customers in utilizing Verity software to develop custom search and retrieval, content organization and/or social network applications. As of May 31, 2005, we employed 43 people in our technical support organization, 66 people in our consulting group and 2 people focused on developing and coordinating training services.

Services revenues represented 43%, 42% and 44% of total revenues in fiscal years 2005, 2004 and 2003, respectively.

Customers

Our software has been licensed to over 15,000 corporations, government agencies, and software developers. We focus on several core markets, including intranet-based applications for large corporate and government organizations, information retrieval solutions for e-commerce and electronic publishers, and OEM toolkits for independent software vendors. See our Consolidated Financial Statements beginning on page 53 of this Annual Report on Form 10-K for our total revenues, net income and total assets. See Note 14 of Notes to Consolidated Financial Statements beginning on page 58 of this Annual Report on Form 10-K for a discussion of our international revenues by geographic region. See “Our business may suffer due to risks associated with international sales” under the caption “Risks Relating to Our Operations” at the end of this Item 1 for a description of risks attendant to foreign operations. International revenues, in total, accounted for 33%, 34% and 37% of our revenues in fiscal years 2005, 2004 and 2003, respectively.

Revenues derived from sales to the federal and state governments and their agencies were 9.3%, 9.3% and 9.8% of total revenues for fiscal years 2005, 2004, and 2003, respectively. Almost all of our government contracts contain termination clauses, which permit contract termination upon our default.

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

Direct Sales. Our direct sales force is trained to assist customers to acquire and utilize our products. We maintain direct sales offices or personnel in a number of metropolitan areas across the United States, including Falls Church, VA, Newton, MA, Chicago, IL, New York, NY, Vista, CA and Sunnyvale, CA. European direct sales operations are located in London, Utrecht (The Netherlands), Munich and Paris. We also have direct sales offices located in Canada, China and Japan.

Channel Sales. We work with a variety of partner types, including value added resellers, independent software vendors and system integrators. Partner companies are chosen based upon a strong mutual value proposition and are located in North America, Western Europe, Asia, South America, South Africa and Australia.

Our technology is also sold as an integrated OEM feature of more than 260 software applications offered by over 100 independent software vendors. These OEM partners are drawn from such application markets as:

•	application integration (Macromedia, TIBCO);

•	database (Sybase);

•	document/content/records/digital asset management (EMC Documentum, FileNet, IBM, Interwoven, Stellent, Xerox);

•	enterprise resource planning systems and customer relationship management solutions (PeopleSoft, Kana);

•	e-mail and compliance (Tumbleweed, Entrust, Proofpoint, Ciphertrust); and

•	storage (EMC/Legato).

Our marketing activities are targeted at building market awareness and identifying prospective customers for enterprise, Internet and e-commerce, online publishing, hybrid CD-ROM/DVD-ROM-Web, content capture, business process automation, and OEM applications. Our marketing efforts include participation in tradeshows, conferences and industry events, Verity seminars and webinars, industry speaking engagements and sponsorship, advertising, direct mail, direct email and Internet banner ad campaigns. Certain of our OEM contracts also provide for brand name exposure concerning the independent software vendor’s embedding of Verity technology. We also maintain an active public relations program targeting leaders in the trade and business press, analyst relations activities with key industry analysts, and maintain a public website, which has been a source of sales leads. As of May 31, 2005, our sales and marketing organizations consisted of 194 people.

Technology

Our core search technology was originally developed by us for use by large government agencies in the defense and intelligence communities to perform complex, customized search and retrieval applications on stand- alone, host-based systems. Since early fiscal 1994, we have expanded our enterprise search product offerings to support commercial client/server and Web-based computing environments. We have expanded our enterprise search markets to include corporate intranets and line-of-business applications, e-commerce vendors, independent software vendors and online information publishers. Our enterprise search technologies address the major aspects of information retrieval and classification, including document indexing, query formulation and search execution, ranking and presentation of results, parametric selection, federated search of various information sources including Yahoo! Search, content profiling and evaluation, classification and taxonomies, social networks/automatic recommendation of documents and subject matter experts, viewing and filtering of multiple file formats, export of content to HTML and XML, question and answer interfaces, and hybrid CD-ROM/DVD-ROM-Web publishing.

Our business process management technology was originally developed by Cardiff Software, which we acquired in March 2004, and by Dralasoft, which we acquired in December 2004. These technologies support the major standards in the forms industry, including paper, XML, Adobe PDF and Microsoft InfoPath. The component technologies that enable business process management include scanning, recognition and validation of forms; connectivity with various repositories and applications that store and manage the captured content; graphical tools for designing electronic forms; automated process automation, routing and approval of electronic forms.

Product Development

Our development efforts are focused on expanding our suite of products, designing enhancements to our core technology, and addressing additional technical challenges inherent in developing new applications for enterprise, e-commerce and OEM markets. Our research and development is focused on enhancing core indexing and search performance and precision, data access and security gateways, enterprise scalability, application programming interfaces, product deployability, information classification and recommendation, content capture accuracy, and content security. We are also working to further integrate the products from our Enterprise Search and BPM product lines in order to solve additional problems faced by our customers and increase our cross-sell opportunities. As of May 31, 2005, there were 160 employees on our research and development staff.

Competition

The markets in which we participate are intensely competitive. We believe that the principal competitive factors in this market are:

•	depth and breadth of solutions;

•	performance and price;

•	product functionality and features;

•	vendor and product reputation;

•	product quality;

•	strategic alliances;

•	availability of consulting services; and

•	quality of support.

Enterprise Search Competitors:

A number of companies offer competitive products addressing certain of our target markets. In the enterprise search market, we compete primarily with Autonomy, Convera, Endeca, FAST, Google, IBM, Oracle, SAP and Stellent, among others. These companies offer either stand-alone enterprise search products or offer these capabilities as part of their overall solution. In addition, our Verity Enterprise Web Search competes with Google, Microsoft and other public Internet search engines. In the future, we may encounter competition from open source initiatives, and from companies that enhance products with enterprise search capabilities such as:

•	application servers;

•	content and document management systems;

•	groupware applications; and

•	operating systems to include text search and retrieval features.

Many of our existing enterprise search competitors have significantly greater financial, technical and marketing resources than we do. Although we believe that our products and technologies compete favorably with respect to each of the factors outlined above, we cannot assure you that we will be able to compete successfully against our current or future competitors or that competition will not seriously harm our business.

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

Business Process Management Competitors:

In the content capture segment of the business process management market, we compete with Adobe, AnyDoc, Captiva, Datacap, Dicom (Kofax), and Readsoft, among others. In the larger business process management market, we compete with IBM, Lombardi, Pegasystems, Savvion and Tibco (Staffware), among others. We also compete indirectly with content management vendors, such as FileNet, that offer content capture and process automation with their core content management products, as well as with platform vendors, such as Microsoft, that offer basic capabilities as part of their overall solution.

Many of our existing business process management competitors have significantly greater financial, technical and marketing resources than we do. Although we believe that our products and technologies compete favorably with respect to each of the factors outlined above, we cannot assure you that we will be able to compete successfully against our current or future competitors or that competition will not seriously harm our business.

Proprietary Rights

We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business. In addition to registered marks for Verity and the Verity logo, we own registered trademarks in our principal products, including: Ultraseek, KeyView, LiquidCapture and Teleform. This Annual Report on Form 10-K also includes trademarks owned by other parties.

Our success and ability to compete is dependent in part upon our proprietary technology. Any failure to adequately protect our proprietary rights could result in unexpected costs and delays in shipment. While we rely on a combination of trade secrets, patents, trademarks, and copyrights to protect our technology, we believe that the following factors are more essential to establishing and maintaining a technology leadership position:

•	the technological and creative skills of our personnel;

•	delivery of new products;

•	frequent enhancements to existing products;

•	brand/name recognition; and

•	reliable product maintenance.

We own twenty-three issued United States patents relating to our search, retrieval, and BPM technologies. While we regard our patent portfolio as valuable, we do not think that our business is dependent on any single patent. We cannot assure you that other companies will not develop technologies that are similar or superior to our technology. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries.

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

Employees

As of May 31, 2005, we had a total of 554 employees, including 160 in research and development, 155 in sales, 39 in marketing and business development, 111 in customer support and professional services, 84 in administration and 5 in manufacturing. Of these employees, 376 were located in the United States, 74 in Europe, 92 in Canada, 4 in Australia, 6 in Asia Pacific and 2 in Mexico. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider our relations with our employees to be good. The aforementioned numbers do not include the headcount impact of a reduction in force of approximately 32 employees, implemented in June 2005. Refer to the discussions under the caption “Restructuring Charge” as set forth in Item 7, Part II of this Annual Report on Form 10-K, as well as Note 6—“Restructuring Charge” under the Notes to Consolidated Financial Statements, Item 15, Part IV of this Annual Report on Form 10-K for further information, which is incorporated by reference here.

Business Acquisitions

The markets in which we compete require a wide variety of technologies, products, and capabilities. Our strategy of acquiring assets or businesses with complementary customer bases, products and technologies resulted in the completion of the acquisition described below. We expect this acquisition, and potential future acquisitions, will enable us to better serve our existing and targeted customers by expanding our product offerings and core technological capabilities. Mergers and acquisitions of high-technology companies are inherently risky. No assurance can be given that our previous or future acquisitions will be successful or will not materially adversely affect our financial condition or operating results. The risks associated with acquisitions are discussed below under the caption “Our recent acquisition of Dralasoft, Cardiff Software and the strategic assets of NativeMinds as well as future potential acquisitions, may have unexpected material adverse consequences” under “Risks Relating to Our Operations—Risks Related to Our Business” below.

In December 2004, we acquired Dralasoft, Inc., a privately held software company. Dralasoft’s technology enables the automation of the business process workflows and the acquired software, rebranded Verity LiquidBPM, is sold to enterprises that require embedded business process management and to independent software vendors with products that required embedded workflow technology. Verity LiquidBPM is also embedded in Verity LiquidOffice.

Refer to the discussions under the caption “Recent Acquisitions” set forth in Item 7, Part II of this Annual Report on Form 10-K for more information on the acquisitions, which are incorporated by reference here.

Available Information

You may obtain a free copy of our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) on the day they are filed or furnished through our website at www.verity.com. Our website address is provided solely for informational purposes. We do not intend, by this reference, that our website or any of the information contained therein should be deemed to be part of, or incorporated into, this Annual Report on Form 10-K. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C., 20549. You may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

The size and timing of large orders may materially affect our quarterly operating results

The size and timing of individual orders may cause our operating results to fluctuate significantly. An increasing and significant portion of our revenues in recent quarters has been derived from relatively large sales to certain customers, and we currently anticipate that future quarters will continue to reflect this trend. Sales cycles for these customers can take up to eighteen months and can be difficult to forecast. In addition, customer order deferrals in anticipation of new products may cause our operating results to fluctuate. Like many software companies, we have generally recognized a substantial portion of our revenues in the last month of each quarter, with these revenues concentrated in the last weeks of the quarter. Accordingly, the cancellation or deferral of even a small number of purchases of our products could harm our business in any particular quarter. In addition, to the extent that the significant sales occur earlier than expected, operating results for subsequent quarters may fail to keep pace or even decline.

Our sales cycle is lengthy and unpredictable

Any delay in sales of our products and services could cause our quarterly revenue and operating results to fluctuate. The typical sales cycle of our products is lengthy, generally between three to eighteen months, unpredictable, and involves significant investment decisions by prospective customers, as well as our education of potential customers regarding the use and benefits of our products. Our customers spend a substantial amount of time before purchasing our products in performing internal reviews and obtaining capital expenditure approvals. We believe our sales cycle will continue to be lengthened and unpredictable in the future.

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

Our business may suffer due to risks associated with international sales

Historically, a significant portion of our revenues is derived from international sales. We expect international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Our international business activities are subject to a number of risks, each of which could impose unexpected costs on us that would have an adverse effect on our operating results. These risks include:

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

A portion of our revenues is derived from sales to governments, which are subject to budget cuts and, consequently, the potential loss of revenues upon which we have historically relied

Historically, a material portion of our revenues is derived from sales to governments. As a result, any reductions in government spending on information technologies could harm our operating results. In recent years, budgets of many governments and/or their agencies have been reduced, causing certain customers and potential customers of our products to re-evaluate their needs. These budget reductions are expected to continue over at least the next several years.

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

We must successfully introduce new products or our customers will purchase our competitors’ products

During the past few years, our management and other personnel have focused on modifying and enhancing our core technology to support a broader set of enterprise search and business process management solutions for use on enterprise-wide systems, over online services, over the Internet and on CD-ROM. In order for our strategy to succeed and to remain competitive, we must continue to leverage our core technology to develop new product offerings by us and by our OEM customers that address the needs of these new markets or we must acquire new technology, such as we did in our Cardiff Software and NativeMinds transactions in the latter half of fiscal 2004 and the Dralasoft acquisition in the third quarter of fiscal 2005. The development of new products, whether by leveraging our core technology or by acquiring new technology, is expensive. If these products do not generate substantial revenues, our business and results of operations will be adversely affected. We cannot assure you that any of these products will be successfully developed and completed on a timely basis or at all, will achieve market acceptance or will generate significant revenues.

Our future operating results will depend upon our ability to increase the installed base of our BPM products, cross-sell our BMP products to our existing enterprise search install base technology and continue to generate significant product revenues from our enterprise search products. Our future operating results will also depend upon our ability to successfully market our technology to online and Internet publishers who use this technology to index their published information in our format. For example, in June 2005, we initiated a new promotional campaign to broaden the use of our Ultraseek enterprise search software. This promotional campaign may not be successful in attracting paying customers of Ultraseek and may diminish revenues that would have otherwise been received from customers during the period of the promotional campaign. In addition, the promotional campaign may not generate additional revenues through promotion of our other products and services or otherwise. To the extent that customers do not adopt or broaden their use of our technology for indexing their published information, it will limit the demand for our products.

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

We are in litigation with Inxight Software, Inc. in a dispute over our rights under a software license agreement and we may incur significant costs whether or not we prevail in this litigation

In October 2004, Inxight Software, Inc., a privately held company, sued us alleging, among other things, that we had breached a license with them and misappropriated their trade secrets, and that we had otherwise exceeded our rights under our license agreement with Inxight. Inxight is seeking, among other things, monetary damages of at least $1.0 million and injunctive relief commanding Verity to cease distributing Inxight’s product to Verity K2 product-line OEM customers. We have responded by an answer and countersuit seeking a declaration that we have acted within our rights under the license agreement, and that Inxight’s purported termination of the license subsequent to the filing of its complaint was invalid. In addition, we alleged that Inxight itself has breached the license by purporting to terminate the parties’ license without cause, and that it has wrongfully interfered in Verity’s business operations, and that such breach and wrongful conduct has caused injury to Verity in excess of $1.0 million.

If we do not prevail in this litigation, we could be required to pay significant damages. Further, and we may be prohibited from continuing to distribute Inxight technology in some or all of our products. In order to mitigate the risk of such a prohibition, we entered into license agreements with two software companies providing technology that is similar to that provided by Inxight, but there may be significant costs associated with entirely switching out the Inxight products, including development costs and additional support costs, which could impact our results of operations. In addition, whether or not we prevail in this litigation, we could incur significant costs in the form of legal fees, and our management’s attention could be diverted from the normal daily operations of our business.

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

Our ability to compete successfully will depend, in part, on our ability to protect our intellectual property rights, which we may not be able to protect

We rely on a combination of patent, trade secrets, copyright and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. The source code for our proprietary software is generally protected both as a trade secret and as a copyrighted work. Policing unauthorized use of our products, however, is difficult. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation could result in substantial costs and diversion of resources and could harm our business regardless of the outcome of the litigation.

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

New legislation, higher insurance cost and potential new accounting pronouncements are likely to impact our future consolidated financial position and results of operations

Recently, there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be new accounting pronouncements or regulatory rulings that will have an impact on our future consolidated financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. In addition, insurance companies significantly increased insurance rates as a result of higher claims over the past year, and our rates for our various insurance policies increased substantially. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires public companies to comply as of the first interim or annual reporting period beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced that the SFAS No. 123R effective transition date had been extended to annual reporting periods beginning after June 15, 2005. We expect to adopt this new standard in the first quarter of our fiscal year 2007, we will then be required to record a compensation expense for all forms of share-based payment awards using the fair value method. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America and adversely affect our consolidated operating results.

We face intense competition from companies with significantly greater financial, technical, and marketing resources, which could adversely affect our ability to maintain or increase sales of our products

A number of companies offer competitive products addressing certain of our target markets. In the enterprise search market, we compete primarily with Autonomy, Convera, Endeca, FAST, Google, IBM, Oracle, SAP and Stellent, among others. These companies offer either stand-alone enterprise search products or offer these capabilities as part of their overall solution. In addition, our Verity Enterprise Web Search competes with Google, Microsoft and other public Internet search engines.

In the content capture segment of the business process management market, we compete with Adobe, AnyDoc, Captiva, Datacap, Dicom (Kofax), and Readsoft, among others. In the larger business process management market, we compete with IBM, Lombardi, Pegasystems, Savvion and Tibco (Staffware), among others. We also compete indirectly with content management vendors, such as FileNet, that offer content capture and process automation with their core content management products, as well as with platform vendors, such as Microsoft, that offer basic capabilities as part of their overall solution.

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

Our recent acquisitions of Dralasoft, Cardiff Software and the strategic assets of NativeMinds as well as future potential acquisitions, may have unexpected material adverse consequences

Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies, such as our acquisitions of Dralasoft and Cardiff Software and the acquisition of the intellectual property, certain customer agreements and other strategic assets from NativeMinds. From time to time, we consider and evaluate potential business combinations both involving our acquisition of another company and transactions involving the sale of Verity through, among other things, a possible merger or consolidation of our business into that of another entity. Acquisitions involve numerous risks, including the following:

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

Our net income and earnings per share could be significantly reduced when we account for employee stock option and employee stock purchase plans using the fair value method

We could report significant accounting charges as a result of the requirement to record an expense for our stock-based compensation plans using the fair value method. For example, in fiscal year 2005, had we accounted for stock-based compensation plans using the fair-value method prescribed in SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 148”), net income would have been reduced by $15.9 million. In December 2004, the FASB issued SFAS No. 123R, which requires public companies to comply as of the first interim or annual reporting period beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced that the SFAS No. 123R effective transition date had been extended to annual reporting periods beginning after June 15, 2005. We expect to adopt this new standard in the first quarter of our fiscal year 2007, we will then be required to record a compensation expense for all forms of share-based payment awards using the fair value method.

See Note 9 to Consolidated Financial Statements for a more detailed presentation of accounting for stock-based compensation plans.

Risks Related to Our Industry

We depend on increasing use of the Internet, intranets, extranets, portals and electronic commerce. If the use of the Internet, intranets, extranets, portals and electronic commerce do not continue to grow, our business will be seriously impacted. Additionally, if search becomes a commodity through open source initiatives or our competitors provide free search software or search appliances, our business will be seriously impacted.

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

Security risks and concerns may deter the use of the Internet for conducting electronic commerce, which would adversely affect the demand for our products

A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems or those of other websites to protect proprietary information. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the use of the Internet for commerce and communications, resulting in reduced demand for our products, thus adversely affecting our revenues.

EXECUTIVE OFFICERS OF THE REGISTRANT

As of July 1, 2005, our executive officers and certain other key employees were as follows:

Name	Age	Position
Gary J. Sbona	62	Executive Chairman of the Board
Anthony J. Bettencourt	44	President and Chief Executive Officer
Steven R. Springsteel	47	Senior Vice President of Finance and Administration and Chief Financial Officer
Sunil D. Nagdev	41	Senior Vice President, Professional Services and Technical Support
Michael D. Mooney	44	Senior Vice President, North American Sales and Business Development
Hugo Sluimer	52	Senior Vice President, EMEA and APAC Operations
Mark Seamans	38	Senior Vice President, Research and Development
Nicole Eagan	40	Senior Vice President of Marketing and Chief Marketing Officer

GARY J. SBONA has served as a member of our board of directors since May 1998, as our Chairman of the Board since March 1999 and as our Executive Chairman of the Board since March 2003. Mr. Sbona also served as our President from July 1997 to September 1999 and as our Chief Executive Officer from July 1997 to February 2003. Mr. Sbona currently serves as President, Chief Executive Officer and a member of the Board of Directors of Vivato, Inc. Mr. Sbona also serves as Chairman and Chief Executive Officer of Regent Pacific Management Corporation, a management services firm that is currently providing us with management services; Mr. Sbona has held this position since 1974.

ANTHONY J. BETTENCOURT has served as a member of our board of directors since September 1999. Mr. Bettencourt joined us in July 1995 as Vice President of North American Sales. Mr. Bettencourt was subsequently promoted to Vice President of Worldwide Sales and Marketing and served in this position until his departure in December 1996. From December 1996 to September 1997, Mr. Bettencourt served as an officer of OnLive! Technologies, a private technology company. Mr. Bettencourt rejoined us in September 1997 as Senior Vice President, Worldwide Sales and Product Marketing. We appointed him to the position of President in September 1999 and to the position of President and Chief Executive Officer in March 2003. Prior to initially joining us, Mr. Bettencourt served as Vice President of Sales for Versant Object Technology from 1992 to 1995 and as Director of U.S. Sales for Versant Object Technology from 1990 to 1992. From 1988 to 1990, Mr. Bettencourt served as Vice President of Sales for Rockwell CMC.

STEVEN R. SPRINGSTEEL has served as our Senior Vice President of Finance and Administration and Chief Financial Officer since January 2003. Prior to joining Verity, Mr. Springsteel served as the Chief Operating Officer and Chief Financial Officer of Sagent Technology, a publicly traded enterprise business intelligence software company (subsequently sold to Group1) from 2001 to January 2003. Before joining Sagent, Mr. Springsteel served as the Chief Operating Officer and Chief Financial Officer of privately held NOCpulse, a privately held IT service level monitoring company (subsequently sold to Red Hat), from 2000 to 2001. Mr. Springsteel served as the Executive Vice President and Chief Financial Officer of Chordiant Software, a publicly traded customer relationship management software company from 1996 to 2000. Mr. Springsteel also serves on the Board of Directors for Chordiant Software. Mr. Springsteel holds a B.A. in Business Administration from Cleveland State University.

SUNIL D. NAGDEV joined our company as Director of Professional Services in November 1997, and was subsequently appointed to Vice President, Professional Services and Technical Support in July 1999. In June 2003, Mr. Nagdev was promoted to Senior Vice President, Professional Services and Technical Support. Mr. Nagdev served as Director of Technical Support at Versant Object Technology, a provider of object management for e-business applications, since 1991, and before that, he worked at Consilium and Ask Computer Systems. Mr. Nagdev holds a B.S. in Computer Science from Chico State University.

MICHAEL D. MOONEY joined our company as Vice President of Business Development in February 2000, and was subsequently appointed to the position of Vice President, North American Sales & Business Development in November 2001. In February 2003, Mr. Mooney was promoted to Senior Vice President, North American Sales & Business Development. Prior to joining Verity, Mr. Mooney served as Vice President of North American Sales for Adaptive Media, a provider of visual collaborative commerce software and services, since 1997. Before joining Adaptive Media, he was Vice President, Western Operations for Versant Object Technology, a provider of object management for e-business applications, from 1991 to 1997. Mr. Mooney also held a variety of sales and sales management positions at both Alantec and Rockwell CMC.

HUGO SLUIMER joined our company as Sales Manager in June 1990, and in March 1995 he was promoted to Director of Sales. In May 1998, Mr. Sluimer was promoted to the position of Vice President, European Operations. In November 2001, Mr. Sluimer was appointed to the position of Vice President, International Sales & European Operations. In June 2003, Mr. Sluimer was promoted to the Senior Vice President, EMEA and APAC Operations. Prior to Verity, he held management positions at Oracle BV (The Netherlands) and Digital Equipment BV (The Netherlands). Mr. Sluimer holds a B.S. in Computer Science.

MARK SEAMANS joined our company with the acquisition of Cardiff Software and is Verity’s Senior Vice President of Research and Development in March 2004. Mr. Seamans was Cardiff Software’s Chief Technology Officer and Vice President of Business Development. Mr. Seamans joined Cardiff Software in 1994 from NCR as Vice President of Consulting Services. He holds a Bachelor’s Degree in Cognitive Science from the University of California at San Diego and a Master of Science in Engineering Management from Colorado’s National Technological University. Mr. Seamans was awarded the master of information technology designation from the Association for Information and Imaging Management International, which also designated him a certified document-imaging architect.

NICOLE EAGAN joined our company as Senior Vice President of Marketing and Chief Marketing Officer in June 2005. Before joining Verity, Ms. Eagan was Vice President, Global Marketing at Quest Software, an application, database and Windows management company from 2004 to 2005. Prior to Quest, Ms. Eagan was the Senior Vice President of Global Marketing at Peregrine from 2001 to 2004. Ms. Eagan also held senior marketing, strategy and business development positions at Extricity, a business process management company and Oracle Corporation. Ms. Eagan holds a B.S. in Marketing from Montclair University.

Item 2.	Properties

We currently occupy two buildings in Sunnyvale, California totaling approximately 96,000 square feet, which are used as our principal administrative, sales, marketing and research and development facilities. The operating lease agreement for these facilities commenced in June 1996 and was renewed in April 2004 for a term of seven years with an expiration date of March 2011. In addition, we lease a development and technical support office in Canada, where we occupy approximately 20,500 square feet. As a result of our acquisition of Cardiff Software, we acquired the lease of a 60,000 square foot sales and development facility in Vista, California, with a lease that expires in June 2006. At May 31, 2005, approximately 20,500 square feet of the building was vacant. We also lease sales offices in Illinois, Massachusetts, New York, Virginia, England, France, Germany, Netherlands, China and Japan.

Item 3.	Legal Proceedings

On October 22, 2004, Inxight Software, Inc., a privately held company, filed a complaint in the Superior Court of California for the County of Santa Clara against Verity, alleging, among other things, breach of contract and trade secret misappropriation, and that Verity had otherwise exceeded its rights under its license agreement with Inxight. Inxight is seeking, among other things, monetary damages of at least $1.0 million and injunctive relief commanding Verity to cease distributing Inxight’s product.

On December 3, 2004, Verity filed an answer and cross-complaint against Inxight, in response to Inxight’s complaint that was filed on October 22, 2004. Verity’s answer and cross-complaint seek a declaration that Verity has acted within its rights under the license agreement, and that Inxight’s purported termination of the license subsequent to the filing of its complaint was invalid. In addition, Verity’s cross-claim alleges that Inxight itself has breached the license by purporting to terminate the parties’ license without cause, and that it has wrongfully interfered in Verity’s business operations, and that such breach and wrongful conduct has caused injury to Verity in excess of $1.0 million. Verity also alleges that Inxight wrongfully induced one of Verity’s former employees, who is now employed at Inxight, to breach certain confidentiality obligations related to confidential and proprietary information of Verity.

On December 20, 2004, Verity filed a separate and independent suit against Inxight in federal court for claims arising from Inxight’s July 24, 1998 license to use Verity’s copyrighted KeyView product (the “KeyView License”) (U.S.D.C. N.D. Cal. Case No. 04-CV-05387 CRB). Verity claims that Inxight has infringed and will continue to infringe Verity’s federally registered copyrights in and related to KeyView by virtue of Inxight’s use, marketing, distribution and licensing of KeyView with applications that are not authorized under the KeyView License. Inxight’s state complaint and Verity’s federal complaint have now been consolidated in the United States District Court for the Northern District of California, Case No. 04-CV-05387 CRB (JL).

The trial is currently scheduled in October, 2005. Verity believes that its legal positions are meritorious, and it intends to vigorously prosecute the litigation in order to confirm its rights. In addition, on November 29, 2004, Verity entered into license agreements with two software companies providing technology that is substantially similar to that provided by Inxight. Accordingly, Verity does not expect that this dispute with Inxight will have a material effect on its results of operations.

We are subject to legal proceedings and claims that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our financial results.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol VRTY.

The following table sets forth the high and low sales prices of our common stock as reported by the Nasdaq National Market for the periods indicated.

	High	Low
Fiscal Year ended May 31, 2005
First Quarter	$13.91	$10.30
Second Quarter	13.95	11.54
Third Quarter	13.85	11.46
Fourth Quarter	10.89	8.07
Fiscal Year ended May 31, 2004
First Quarter	$20.00	$11.54
Second Quarter	16.16	12.04
Third Quarter	17.56	13.84
Fourth Quarter	16.92	11.99

As of May 31, 2005, there were approximately 132 holders of record of our common stock and 36,039,736 shares of our common stock outstanding.

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

The table below sets forth information regarding repurchases of Verity common stock by Verity during the three months ended May 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
March 1, 2005 through March 31, 2005	—	—	—	$26,244,647
April 1, 2005 through April 30, 2005	1,577,890	$8.86	1,577,890	$12,267,008
May 1, 2005 through May 31, 2005	—	—	—	$12,267,008
Total	1,577,890	$8.86	1,577,890

(1)	On June 24, 2004, we announced that our Board of Directors approved a stock repurchase program of up to $50.0 million to repurchase shares of our common stock during our fiscal year ending May 31, 2005.

For the fiscal year ended May 31, 2005 we repurchased and retired approximately 3.5 million shares of our common stock through open market transactions, valued at approximately $37.7 million.

Item 6.	Selected Financial Data

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

	Fiscal Year Ended May 31,
	2005	2004	2003	2002	2001
	( in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Software products	$81,105	$71,999	$57,529	$55,859	$108,705
Service and other	61,539	52,311	44,421	37,906	36,330

Total revenues	142,644	124,310	101,950	93,765	145,035

Costs of revenues:
Software products	2,969	2,270	1,210	2,289	1,675
Service and other	20,288	14,467	12,510	11,469	12,141
Amortization of purchased intangible assets	7,301	3,456	1,290	—	—

Total costs of revenues	30,558	20,193	15,010	13,758	13,816

Gross profit	112,086	104,117	86,940	80,007	131,219
Operating expenses:
Research and development	23,967	20,211	20,144	21,725	20,257
Marketing and sales	60,361	50,006	42,310	51,399	57,543
General and administrative	18,738	12,057	10,735	11,916	10,772
In-process research and development charges	950	3,472	1,200	—	—
Restructuring charges	1,580	1,226	993	1,563	—
Charitable contribution	—	—	—	1,000	—

Total operating expenses	105,596	86,972	75,382	87,603	88,572

Income (loss) from operations	6,490	17,145	11,558	(7,596)	42,647
Other income, net	4,459	4,119	7,217	9,869	11,335

Income before provision for income taxes	10,949	21,264	18,775	2,273	53,982
Provision for income taxes	3,502	9,655	7,134	864	20,222

Net income	$7,447	$11,609	$11,641	$1,409	$33,760

Net income per share—basic	$0.20	$0.31	$0.33	$0.04	$1.00

Net income per share—diluted	$0.20	$0.29	$0.31	$0.04	$0.92

Number of shares used in per share calculation—basic	37,230	37,625	35,410	35,404	33,634

Number of shares used in per share calculation—diluted	37,978	39,666	37,595	37,169	36,649

Consolidated Balance Sheet Data:
Working capital	$137,767	$108,797	$129,827	$149,783	$163,765
Total assets	$338,510	$344,081	$332,535	$298,150	$303,599
Long-term obligations	$951	$1,065	$3,377	$465	$389
Stockholders’ equity	$288,096	$296,826	$291,631	$264,265	$264,144

See Note 13 of Notes to Consolidated Financial Statements beginning on page 58 of this Annual Report on Form 10-K for an explanation of the method used to determine the number of shares used to compute per share amounts.

On December 16, 2004, we acquired Dralasoft, Inc. On March 15, 2004, we acquired Cardiff Software, Inc. On March 3, 2004, we acquired the intellectual property, customer agreements and certain other assets of NativeMinds, Inc. On December 17, 2002, we acquired from Inktomi Corporation assets relating to Inktomi’s enterprise search software business, which includes basic search, categorization and content refinement capabilities, as well as its XML technology assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), which is effective for all acquisitions after June 30, 2001, all these transactions were accounted for as purchases of businesses. Consequently, from and after the date of purchase we have recorded revenues from the business and products acquired from Dralasoft, Cardiff Software, NativeMinds and Inktomi, as well as have incurred added expenses from the acquisitions of these businesses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes of Verity, Inc., which appear elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements, which are statements of our expectations as to future events and results, such as our expectations as to our future operating results, that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Item 1. Business—Risks Relating to Our Operations.” See “Forward-Looking Statements” at the beginning of this Annual Report for additional cautionary information regarding the forward-looking statements we make.

Overview

We are a leading provider of software that enables private and public sector organizations to discover, analyze and process the information in their corporate repositories, applications and systems. In great part, this is the convergence of many core markets in which we have participated for years, including search, corporate portals, and e-commerce, as well as markets we have recently entered, including question and answer interfaces, content capture and business process management, among others.

We develop, market and support two product families: enterprise search and business process management. Enterprise search is a broad category that includes search, classification, recommendation, monitoring/alerting, and question and answer infrastructure products for corporate intranets, extranets, websites, corporate portals, business applications, online publishers and e-commerce providers, and original equipment manufacturer (“OEM”) toolkits for independent software vendors. Our comprehensive and integrated enterprise search products enable numerous enterprise-wide functionalities, all from the same underlying Verity information index. These products organize and provide simple, single-point access to information across the entire enterprise. In doing so, our products can be used to create or enhance Web applications and standalone applications that leverage the value of existing investments in intranets and business applications. Business process management (“BPM”) applications enable the information on paper and electronic forms to be captured in electronic form, and for manual processes that utilize that information to be automated over corporate networks. Our BPM products include capabilities for forms design, scanning, optical character recognition, forms recognition, validation, verification, process automation and routing. Our search technology has been integrated into these products in order to provide real-time search of information while it is in process.

Our software has been licensed to over 15,000 corporations, government agencies, software developers, information publishers and e-commerce vendors. We pursue sales opportunities within corporations and government agencies through the efforts of our direct sales force and through a network of value added resellers and system integrators. We also sell OEM toolkits to independent software vendors that embed Verity technology in their products or services.

We were organized as a California corporation in March 1988 and reincorporated in Delaware in September 1995. Our principal executive offices are located at 894 Ross Drive, Sunnyvale, California 94089, and our telephone number is (408) 541-1500.

Internal Control over Financial Reporting

We have historically considered our internal control over financial reporting a high priority and will continue to do so through a continual review of and resulting improvement in our internal control over financial reporting. Further, we have formed a Sarbanes-Oxley Steering Committee, composed primarily of senior financial and operational personnel that reports to our audit committee, which is part of our process to help ensure that our internal control over financial reporting is designed to, and does, meet all appropriate legal requirements. As required by Section 404 of the Sarbanes-Oxley Act, we have completed the documentation and testing of our significant business and financial processes and procedures that make up our internal control over financial reporting as of May 31, 2005.

Our evaluation of our internal control over financial reporting included a formal documentation and review of more than 40 individual processes that may materially impact our reported financial and operating results. For each process, we documented, reviewed and tested the controls within and over each process, including the controls’ objectives and designs, along with the effect of the controls on the information generated for use in this annual report. In the course of this evaluation of our internal control, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. We also sought to deal with any control matters in this evaluation, and in each case if a problem was identified, we considered what revision, improvement or correction to make in accordance with our on-going procedures. Our continued objective is to maintain our internal control over financial reporting as a set of dynamic systems that change (including improvements and corrections) as conditions warrant.

In the course of our testing of our internal control over financial reporting, we found no material weaknesses, as defined in the professional accounting literature, within our internal control over financial reporting structure. Based on the testing of our internal control over financial reporting, we believe that our internal control over financial reporting is functioning as designed and provides reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States. In addition to maintaining strong and dynamic internal control over financial reporting, we follow high professional standards in measuring and reporting our financial performance. Specifically, we have adopted a code of conduct for all of our employees and directors that requires a high level of professionalism and ethical behavior. We believe that our accounting policies are prudent and provide a clear view of our financial performance. Further, our Disclosure Committee, composed primarily of senior financial and legal personnel, helps ensure the completeness and accuracy of our financial results and disclosures. Prior to the release of our financial results, key members of our management review our operating results and key accounting policies and estimates with our Audit Committee, which is composed solely of independent members of our Board of Directors.

Recent Acquisitions

Dralasoft, Inc. On December 16, 2004, we acquired Dralasoft, Inc., a privately held software company and a leading innovator of Java-based technology for BPM. The acquired technology portfolio originally named Dralasoft Workflow, re-branded Verity LiquidBPM, is a comprehensive enterprise BPM suite that features a high-performance and scalable orchestration engine with a suite of graphical tools. In addition, LiquidBPM is an embedded application found in many leading software products used in several vertical markets, such as manufacturing, government, retailing, telecommunications, defense, law, education, entertainment and agriculture.

In accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), we accounted for the Dralasoft transaction as a purchase of a business, and the total purchase consideration of approximately $8.3 million (including cash and acquisition costs) was allocated to net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion and the residual of $3.9 million was recorded as goodwill. The $8.3 million of total purchase consideration includes approximately $1.2 million placed into a third party escrow account to be paid to Dralasoft’s shareholders 18 months from the acquisition. The future payments are subject to Dralasoft and certain Dralasoft shareholders meeting certain obligations outlined under the representations and warranties sections of the definitive merger agreement. We believe that Dralasoft and such shareholders will meet these obligations and therefore have recorded the entire $1.2 million as purchase consideration.

Cardiff Software, Inc. On March 15, 2004, we acquired Cardiff Software, Inc., a privately held software company. Cardiff Software technology enables the automated capture of dynamic business information. Although the Cardiff Software corporate brand has been discontinued, we have retained the product names and rebranded them as Verity TeleForm®, Verity LiquidOffice™, Verity LiquidCapture™, and Verity MediClaim. Support and maintenance services for existing Cardiff Software customers will remain in place. This acquisition further expanded our offerings with the content capture and process automation product family. The acquired software, rebranded Verity TeleForm, Verity MediClaim, Verity LiquidOffice and Verity LiquidCapture, is in use by companies and government organizations of all sizes. We are continuing development and support of these products, and believe that the larger enterprises in the installed base represent an upgrade opportunity to our broader intellectual capital management solutions as their needs grow.

In accordance with SFAS No. 141, we accounted for the Cardiff Software transaction as a purchase of a business, and the total purchase consideration of approximately $65.6 million (including cash, deferred payments, stock options assumed and acquisition costs) was allocated to net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion of the acquisition and the residual of $38.4 million was recorded as goodwill. The $65.6 million of total purchase consideration, includes approximately $11.9 million placed into a third party escrow account to be paid to Cardiff Software’s shareholders in installments over 24 months from the acquisition. These future payments are subject to Cardiff Software meeting certain obligations outlined under the representations and warranties covenants sections of the definitive merger agreement. We believe that Cardiff Software will meet these obligations and therefore the entire $11.9 million has been recorded as purchase consideration.

NativeMinds, Inc. On March 3, 2004, we acquired the intellectual property, customer agreements and other selective strategic assets from NativeMinds, Inc., a privately held software company and provider of integrated self-service solutions. The acquired technology portfolio originally named vRep, re-branded Verity Response, is an integrated set of tools designed to provide a single interface for internal and external customer inquiries through a natural language dialog. Verity Response includes technology that manages the interaction between a customer and virtual representative and a set of reporting and analysis tools to help assess performance, identify content opportunities and gather valuable customer insight. We are continuing development and support of the products acquired and believe that the larger enterprises in the installed base represent an upgrade opportunity to our broader intellectual capital management solution as their needs grow.

In accordance with SFAS No. 141, we accounted for the NativeMinds transaction as a purchase of a business, and the total purchase consideration of approximately $3.9 million (including cash, deferred payments, acquisition costs) was allocated to net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion and the residual of $2.2 million was recorded as goodwill. The $3.9 million of total purchase consideration includes approximately $0.8 million to be paid to NativeMinds’ shareholders in installments over 18 months from the acquisition. These future payments are subject to NativeMinds meeting certain obligations outlined under the representations and warranties section of the definitive merger agreement. Of this $0.8 million, $0.2 million was paid in the fourth fiscal quarter of 2004. We believe that NativeMinds will meet the remaining obligations and therefore have recorded the entire $0.8 million as purchase consideration.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, sales commission expense, allowance for doubtful accounts, contingencies and litigation, accounting for income taxes, and impairment of goodwill and other intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We recognize revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition.” The Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in our business practices could result in future changes in our revenue accounting policies that could have a material adverse effect on our financial position and results of operations.

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

We have arrangements with government agencies but very few contracts have fiscal funding clauses. Where such a clause exists, we obtain representation from the government customer that the funds are available and approved. Based on the representation received from the government customer, we have concluded that the probability of cancellation is remote and, in accordance with paragraphs 32-33 of SOP 97-2, revenue is recognized. In those cases where representation is not provided, revenue is deferred until representation or cash is received. We have not experienced instances of order cancellation, failure to collect accounts receivable, or concessions granted due to fiscal funding clauses.

For most sales, we use either a binding purchase order or signed license agreement as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision revenue is deferred until the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

For agreements with multiple elements, such as license, maintenance, training, hardware and consulting services, we allocate revenue to each component of the arrangement based upon its fair value as determined by vendor specific objective evidence (“VSOE”). VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. We defer revenue for any undelivered elements, and recognize revenue when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for such element. If we cannot objectively determine the fair value of any undelivered element included in bundled software, hardware and service arrangements, we defer revenue until all elements are delivered and all services have been performed, or until VSOE of fair value can objectively be determined for any remaining undelivered elements. When the VSOE of fair value of a delivered element has not been established, we use the residual method to record revenue if the fair value of all undelivered elements is determinable in accordance with SOP 98-9. Under the residual method, the VSOE of fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

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

Our allowance for doubtful accounts was approximately $1.5 million and $2.1 million at May 31, 2005 and 2004, respectively. These balances each represent approximately 1.0% and 1.7% of fiscal 2005 and fiscal 2004 revenues, respectively. These amounts were determined as described above. However, if a single significant direct customer or channel partner is unable or unwilling to make payments, additional allowances may be required. Accordingly, the inability of a single direct customer or channel partner to make required payments could have a material adverse effect on our results of operations.

Contingencies and Litigation

We are subject to legal proceedings and claims that arise in the ordinary course of business. We periodically make an assessment of the probability of an adverse judgment resulting from current and threatened litigation.

We accrue the cost of an adverse judgment if, in our estimation and based on the advice of legal counsel, the adverse settlement is probable and we can reasonably estimate the ultimate cost of such a judgment. As of May 31, 2005 we have not accrued for any estimated settlement or judgment, as management does not believe amounts are probable and estimable.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. Our income tax accounting process involves our recording the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry forwards. These differences result in the recognition of deferred tax assets and liabilities.

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

As of May 31, 2005, we believe it is more likely than not that we will be able to realize the majority of our tax assets through expected future taxable profits. We have recorded a valuation allowance of $24.0 million for the remainder of our tax assets. The recognition of deferred tax assets originated from stock compensation has been recorded to additional paid-in-capital.

If we conclude that additional valuation allowance is required in the future, the effect on income tax expense could be material.

Impairment of Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We test goodwill annually for impairment or more frequently if events and circumstances warrant.

This goodwill impairment review involves a two-step process as follows:

•	Step 1—We compare the fair value of our reporting unit to its carrying value, including goodwill. If the reporting unit’s carrying value, including goodwill, exceeds the unit’s fair value, we move on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2—We perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

We perform an annual goodwill impairment review in our third fiscal quarter and periodically review the estimated remaining useful lives of our intangible assets. We have completed the required annual impairment test, which resulted in no impairment for fiscal year 2005. We believe the methodology we use in testing impairment of goodwill provides us with reasonable basis in determining whether an impairment charge should be taken. In the future, however, there can be no assurance that at the time that the review is completed a material impairment charge will not be required and recorded.

Results of Operations

The following table sets forth the percentage of revenue represented by certain items in our Consolidated Statements of Operations for the periods indicated:

	Fiscal Year Ended May 31,
	2005	2004	2003
Revenues:
Software products	56.9%	57.9%	56.4%
Service and other	43.1	42.1	43.6

Total revenues	100.0	100.0	100.0

Costs of revenues:
Software products	2.1	1.8	1.2
Service and other	14.2	11.6	12.2
Amortization of purchased intangible assets	5.1	2.8	1.3

Total costs of revenues	21.4	16.2	14.7

Gross profit	78.6	83.8	85.3
Operating expenses:
Research and development	16.8	16.3	19.8
Marketing and sales	42.4	40.2	41.5
General and administrative	13.1	9.7	10.5
In-process research and development charges	0.7	2.8	1.2
Restructuring charge	1.1	1.0	1.0

Total operating expenses	74.1	70.0	74.0

Income from operations	4.5	13.8	11.3
Other income, net	3.2	3.3	7.1

Income before provision for income taxes	7.7	17.1	18.4
Provision for income taxes	2.5	7.8	7.0

Net income	5.2%	9.3%	11.4%

Years Ended May 31, 2005, 2004 and 2003

Revenues

	Year Ended May 31,			Year-Over-Year Change
	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
Total revenues	$142.6	$124.3	$102.0	$18.3	14.7%	$22.3	21.9%

The $18.3 million increase in total revenues from fiscal 2004 to fiscal 2005 were a result of a $9.1 million increase in our software product revenues and a $9.2 million increase in our service and other revenues.

In practice, we most closely track and calculate our average selling prices only for those deals which are $40,000 or more in total deal size (product and services). The increase in total revenues in fiscal 2005, as compared to fiscal 2004, was due to an increase in total number of customer transactions for deal sizes greater than $40,000, partially offset by a moderate decrease in average selling for these same transactions. Our fiscal 2005 results include the addition of products, which were derived from the purchase of Cardiff Software in March 2004 and, to a much lesser extent, the Verity Response product that was derived from the purchase of NativeMinds in March 2004 and to products derived from the purchase of Dralasoft in December 2004.

In the second half of fiscal 2005, we saw developments that indicated a more difficult economic environment. We expect the continuance of a challenging economic environment at least through the first half fiscal 2006 and have adjusted our guidance accordingly. These expectations are based on assumptions we believe are reasonable, but actual results may differ from our expectations as a result of the risks set forth in “Risks Relating to Our Operations” at the end of Item 1 of this Form 10-K.

The increase in total revenues from fiscal year 2003 to fiscal year 2004 was due to a $14.5 million increase in our software product revenues and to a $7.9 million increase in our service and other revenues. The increase in total revenue was the result of an increase in the total number of customer transactions for deal sizes greater than $40,000, combined with a marginal increase in the average revenue per transaction. Fiscal year 2004 results include a full year of revenues for our Ultraseek product, whereas fiscal year 2003 results include revenues from only the latter six months of fiscal 2003, as the acquisition of the assets from Inktomi Corporation occurred in the middle of fiscal 2003. Also, fiscal year 2004 results include the addition of products, which were derived from the purchase of Cardiff Software in March 2004 and to a much lesser extent the Verity products derived from the purchase of NativeMinds. Additionally, fiscal year 2004 includes a payment in the first quarter from BroadVision of past royalties in connection with the settlement of outstanding litigation, which was less than 5% of revenues for the full year period.

International revenues represented 33%, 34% and 37% in fiscal 2005, 2004 and 2003, respectively, and no single customer accounted for 10% or more of our total revenues during fiscal years 2005, 2004 or 2003. Revenues derived from sales to the federal and state government and its agencies were 9.3%, 9.3% and 9.8% of total revenues in fiscal years 2005, 2004 and 2003, respectively. We expect total revenues to government agencies will continue to fluctuate as a percentage of revenues in the future.

	Year Ended May 31,			Year-Over-Year Change
Software product revenues	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
Software product revenues	$81.1	$72.0	$57.5	$9.1	12.6%	$14.5	25.2%
Percentage of total revenues	56.9%	57.9%	56.4%

Our software product revenues consist primarily of fees for software licenses.

We saw an increase in revenues relating to our software products in fiscal year 2005, compared with fiscal year 2004. The increase in software product revenues during this period was due primarily to the following:

•	increased number of sales transactions, partially offset by a moderate decrease in average selling price for transactions greater than $40,000;

•	incremental sales of new products associated with acquisitions, which we did not have prior to our acquisition of Dralasoft in December 2004 and Cardiff Software in March 2004.

We saw an increase in revenues relating to our software products in fiscal year 2004, compared with fiscal year 2003. The increase in software product revenues during this period was due primarily to the following:

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

	Year Ended May 31,			Year-Over-Year Change
Service and other revenues	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
Service and other revenues	$61.5	$52.3	$44.4	$9.2	17.6%	$7.9	17.8%
Percentage of total revenues	43.1%	42.1%	43.6%

Our service and other revenues consist primarily of fees for software maintenance, consulting and training.

The increase in service and other revenues from fiscal year 2004 to fiscal year 2005 was due to $3.8 million in increased sales of consulting services and to $5.4 million in increased maintenance revenues. This increase resulted primarily from increased maintenance contracts associated with our increase in software product revenues and from maintenance contracts acquired as part of our acquisitions of Cardiff Software and assets from NativeMinds.

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

Costs of Revenues

	Year Ended May 31,			Year-Over-Year Change
Costs of software products	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
Costs of software products	$3.0	$2.3	$1.2	$0.7	30.4%	$1.1	91.7%
Percentage of software product revenues	3.7%	3.2%	2.1%

Costs of software products consist primarily of product media, duplication, manuals, packaging materials, shipping expenses, employee compensation expenses, royalties paid to third-party vendors, and in certain instances, licensing of third-party software incorporated in our products.

The increase in costs of software products in absolute dollars from fiscal 2004 to fiscal 2005 was attributable to increased third party royalties associated with increased shipments of royalty bearing products shipped in fiscal 2005 as compared to fiscal 2004.

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

In fiscal years 2005, 2004 and 2003, we did not capitalize any software development costs since such costs were not material.

	Year Ended May 31,			Year-Over-Year Change
Costs of services and other	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
Costs of services and other	$20.3	$14.5	$12.5	$5.8	40.0%	$2.0	16.0%
Percentage of services and other revenues	33.0%	27.7%	28.2%

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

The increase in absolute dollars in costs of service and other from fiscal 2004 to fiscal 2005, was due to a $4.9 million increase in cost of professional services driven by increased headcount and contractor costs to support increased volumes of professional service engagements, and to a lesser extent, a $0.9 million increase in support costs primarily as a result of increased headcount required to support our content capture products.

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

	Year Ended May 31,			Year-Over-Year Change
Amortization of purchased intangible assets	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
Amortization of purchased intangible assets	$7.3	$3.5	$1.3	$3.8	108.6%	$2.2	169.2%
Percentage of total revenues	5.1%	2.8%	1.3%

During fiscal year 2005, we amortized a total of $6.8 million of the purchased intangible assets in connection with acquired developed technology, patents, customer relationships, tradenames, and maintenance agreements associated with all acquisitions, except Dralasoft, which closed in December of 2004. In the second half of fiscal 2005, we amortized $0.5 million of the purchased intangible assets in connection with acquired developed technology, patents, customer relationships, tradenames, and maintenance agreements associated with Dralasoft. The increase in amortization of purchased intangible assets in fiscal 2005 as compared to fiscal 2004 was due to increased amortization relating to our acquisitions of Dralasoft, Cardiff Software and NativeMinds.

The estimated future amortization expense of purchased intangible assets as of May 31, 2005 is as follows:

Fiscal Year	Amount
(dollars in millions)
2006	$8.0
2007	7.9
2008	5.8
2009	0.7
2010	0.1

Total	$22.5

Operating Expenses

	Year Ended May 31,			Year-Over-Year Change
Research and development	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
Research and development	$24.0	$20.2	$20.1	$3.8	18.8%	$0.1	0.5%
Percentage of total revenues	16.8%	16.3%	19.8%

Research and development expenses consist primarily of employee compensation and benefits, payments to outside contractors, depreciation on equipment used for development and corporate overhead allocations. We believe that research and development is essential to maintaining our competitive position and we will continue to make significant investments in research and development with the goal of continuing to align research and development expenses with anticipated revenues. The $3.8 million increase in research and development expenses in absolute dollars for fiscal 2005 compared with the same period in the prior year was primarily due to $2.8 million in increased compensation and other employee related expenses on increased headcount, resulting primarily from our acquisitions of Cardiff Software, NativeMinds and Dralasoft, and $1.2 million in increased allocations for both management information systems and facilities resulting from an increased share of these shared services based on the increased headcount. These increases were partially offset by reductions in contracted outside services of $0.1 million due to a decrease in overall consulting services used by the Company, and another $0.1 million decrease in other miscellaneous spending.

The increase in research and development expenses in absolute dollars from fiscal year 2003 to fiscal year 2004, was primarily due to additional Cardiff Software related expenses in the fourth quarter of fiscal 2004, which was substantially offset by a decrease in compensation and other employee related expenses associated with the reduction in staffing in our research and development organization in November 2003.

	Year Ended May 31,			Year-Over-Year Change
Marketing and sales	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
Marketing and sales	$60.4	$50.0	$42.3	$10.4	20.8%	$7.7	18.2%
Percentage of total revenues	42.4%	40.2%	41.5%

Marketing and sales expenses consist primarily of employee compensation, including sales commissions and benefits, tradeshows, outbound marketing and other lead generation activities, public relations, travel expenses associated with our sales staff and corporate overhead allocations.

The $10.4 million increase in marketing and sales expense in absolute dollars for fiscal 2005, compared with the same period in the prior year, was primarily due to $6.5 million in increased compensation and other employee and travel related expenses on increased headcount, resulting primarily from our acquisitions of Cardiff Software, NativeMinds and Dralasoft, $1.3 million in increased allocations for both management information systems and facilities resulting from an increased share of these shared services based on the increased headcount, $1.1 million in increased sales commissions resulting from higher total revenues, $1.0 million increase in seminars, tradeshows and user conferences, and $0.5 million in increased advertising expense.

The increase in marketing and sales expenses in absolute dollars from fiscal year 2003 to fiscal year 2004, was primarily due to a $3.8 million increase in sales commissions resulting from the combination of higher revenue and an increased commission payout rate. Additionally, $1.4 million of the increase was attributable to compensation related increases and $0.3 million from allocations, both due to a higher average headcount. Also contributing to the increase was $0.8 million from higher lead generation and sales expenses, $0.4 million from increased travel expenses and $0.2 million from increased depreciation expenses.

	Year Ended May 31,			Year-Over-Year Change
General and administrative	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
General and administrative	$18.7	$12.1	$10.7	$6.6	54.5%	$1.4	13.1%
Percentage of total revenues	13.1%	9.7%	10.5%

General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and general management, provisions for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations.

The $6.6 million increase in general and administrative expenses in absolute dollars from fiscal year 2004 to fiscal year 2005 was primarily due $2.4 increased compensation, travel and other employee related expenses associated with increased headcount to support a more complex infrastructure and to support additional compliance activities including Sarbanes-Oxley. Sarbanes-Oxley and non-capitalized merger and acquisition costs contributed approximately $3.8 million to year over year spending and public company and governance expenses including legal costs, insurance and oversight expenses increased $0.9 million. These costs were partially offset by reductions in bad debt expense of $0.6 million.

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

	Year Ended May 31,			Year-Over-Year Change
In-process research and development	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
In-process research and development	$1.0	$3.5	$1.2	($2.5)	(71.4%)	$2.3	192.0%
Percentage of total revenues	0.7%	2.8%	1.2%

The total in-process research and development expense of $1.0 million in fiscal 2005 was attributable solely to the Dralasoft purchase. The methodology for allocating the purchase price to in-process research and development is determined through established valuation techniques as outlined in the In-Process R&D Practice Aid published by the AICPA, as more fully discussed in Note 4—“Acquisitions, Goodwill and Other Intangible Assets” to the Consolidated Financial Statements included in this report.

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

The key assumptions underlying the valuations for our acquisitions primarily consisted of an expected completion date for the in-process research and development projects, estimated costs to complete these projects, revenue and expense projections assuming the products have entered the market, and discount rates based on the risks associated with the stage of completion of the in-process research and development acquired.

	Year Ended May 31,			Year-Over-Year Change
Restructuring charge	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
Severance costs	$1.1	$1.2	$0.7	$(0.1)	(8.3%)	$0.5	71.4%
Legal and other outside services costs	—	0.1	0.1	(0.1)	(100.0%)	0.0	0.0%
Adjustments to estimates	—	(0.1)	—	0.1	100.0%	(0.1)	N/A
Facilities and other charges	0.5	—	0.2	0.5	N/A	(0.2)	(100.0%)

Restructuring charge	$1.6	$1.2	$1.0	$0.4	33.3%	$0.2	20.0%

Percentage of total revenues	1.1%	1.0%	1.0%

In May of 2005, we recorded a restructuring charge of approximately $1.1 million primarily related to severance costs associated with the reduction in force of approximately 32 employees, which we implemented in June 2005. Additionally, we incurred a facility restructuring charge of approximately $0.5 million in fiscal 2005 related to a portion of our Cardiff Software facility we vacated. The anticipated cost savings resulting from this restructuring consist of reduced compensation expenses from the affected employees, offset by any subsequent headcount additions and will be realized beginning in the first fiscal quarter of 2006.

We had two restructuring activities in fiscal 2004. As a result of our Cardiff Software acquisition, we recorded a $0.3 million restructuring charge related to positions we identified to be redundant in our quarter ended May 31, 2004. In November 2003, we implemented a worldwide restructuring to focus on reducing expenses and improving efficiency due to continued macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, we recorded a $1.0 million restructuring in our quarter ended November 30, 2003, of which approximately $0.9 million was related to severance costs associated with the reduction in the worldwide workforce by approximately 40 employees and approximately $0.1 million to legal and other outside services.

As of May 31, 2005, our accrued restructuring reserve is $1.4 million. This restructuring accrual is categorized as accrued compensation and other accrued liabilities on our Consolidated Balance Sheets.

None of these restructuring charges is expected to have a material impact on our future results of operations, liquidity or sources or uses of capital.

	Year Ended May 31,			Year-Over-Year Change
Other income, net	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
Interest income	$4.7	$4.9	$7.5	$(0.2)	(4.1%)	$(2.6)	(34.7%)
Interest expense	—	(0.1)	—	0.1	100.0%	(0.1)	N/A
Foreign exchange gain (loss)	(0.2)	(0.7)	(0.3)	0.5	71.4%	(0.4)	(133.3%)

Other income, net	$4.5	$4.1	$7.2	$0.4	9.8%	$(3.1)	(43.1%)

Percentage of total revenues	3.2%	3.3%	7.1%

Other income, net consists primarily of interest income and realized gains from our investments in marketable securities as well as transaction gains and losses associated with foreign currency fluctuations with associated with our Benelux and Canadian subsidiaries offset by our foreign currency hedging activity. While we engage in simple hedging activities to minimize the impact of foreign currency fluctuation on our consolidated statements of operations, there is no assurance that a significant change in foreign currency exchange rates may not have a material adverse effect on our consolidated statements of operations in the future.

The increase in other income, net in absolute dollars in comparing fiscal 2005 to fiscal 2004 was primarily due to favorable foreign transaction gains partially offset by lower interest income as a result of lower average balances of cash, cash equivalents and investments on which interest income could be derived throughout 2005 as compared to 2004.

The decrease in other income, net in absolute dollars from fiscal year 2003 as compared to fiscal year 2004 was primarily due to decreasing overall yields on our portfolio of marketable securities caused by the decreasing interest rate environment.

	Year Ended May 31,			Year-Over-Year Change
Income tax provision	2005	2004	2003	2004 to 2005		2003 to 2004
	(dollars in millions)
Income tax provision	$3.5	$9.7	$7.1	($6.2)	(63.9%)	$2.6	36.6%
Percentage of total revenues	2.5%	7.8%	7.0%
Effective tax rate	32.0%	45.4%	38.0%

Income tax provision includes U.S. and foreign income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

Our effective tax rate percentage for 2005 was 32.0%. The effective tax rate percentage for 2005 includes the benefit of approximately $1.0 million of Canadian Investment Tax Credits and an adverse impact of $1.0 million of in-process research and development charges which is excluded as a deduction for tax purposes. Excluding the impact of these two discrete items our year-to-date effective tax percentage for fiscal 2005 would have been approximately 37.6%.

The increase in our effective tax rate percentage in 2004 as compared to 2003 was primarily a result of the adverse impact of approximately $3.5 million of in-process research and development charges which is excluded as a deduction for tax purpose, and to a lesser extent, reductions in year over year research and development credits.

Quarterly Results of Operations

The following table sets forth certain unaudited consolidated statements of operations data, both in dollar amount and as a percentage of total revenues, for each of the eight quarters in the period ended May 31, 2005. In our opinion, this information has been presented on the same basis as the audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements and related notes thereto. The operating results for any quarter should not be relied upon as necessarily indicative of results for any future period. We expect our quarterly operating results to fluctuate in future periods due to a variety of reasons, including those specifically discussed in “Item 1. Business—Risks Relating to Our Operations.”

	Quarter Ended
	May 31, 2005	Feb. 28, 2005	Nov. 30, 2004	Aug. 31, 2004	May 31, 2004	Feb. 28, 2004	Nov. 30, 2003	Aug. 31, 2003
	( in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Software products	$20,551	$18,759	$22,103	$19,692	$23,800	$17,795	$16,227	$14,177
Service and other	15,899	15,177	15,533	14,930	14,467	12,746	12,672	12,426

Total revenues	36,450	33,936	37,636	34,622	38,267	30,541	28,899	26,603

Costs of revenues:
Software products	703	682	851	733	1,134	368	429	339
Service and other	5,191	5,048	5,075	4,974	4,531	3,260	3,288	3,388
Amortization of purchased intangible assets	1,986	1,936	1,690	1,689	1,521	645	645	645

Total costs of revenues	7,880	7,666	7,616	7,396	7,186	4,273	4,362	4,372

Gross profit	28,570	26,270	30,020	27,226	31,081	26,268	24,537	22,231

Operating expenses:
Research and development	6,407	6,020	5,851	5,689	5,631	4,346	4,773	5,461
Marketing and sales	15,507	14,919	14,874	15,061	14,076	12,109	11,687	12,134
General and administrative	6,417	4,475	4,604	3,242	4,007	2,451	2,712	2,887
In-process research and development charges	—	950	—	—	3,472	—	—	—
Restructuring charges	1,203	—	279	98	254	—	972	—

Total operating expenses	29,534	26,364	25,608	24,090	27,440	18,906	20,144	20,482

Income (loss) from operations	(964)	(94)	4,412	3,136	3,641	7,362	4,393	1,749

Other income, net	864	953	1,591	1,051	600	564	1,770	1,185

Income (loss) before provision for income taxes	(100)	859	6,003	4,187	4,241	7,926	6,163	2,934
Provision for (benefit from) income taxes	(206)	393	1,640	1,675	2,846	3,170	2,524	1,115

Net income	$106	$466	$4,363	$2,512	$1,395	$4,756	$3,639	$1,819

Net income per share—basic	$0.00	$0.01	$0.12	$0.07	$0.04	$0.13	$0.10	$0.05

Net income per share—diluted	$0.00	$0.01	$0.11	$0.07	$0.04	$0.12	$0.09	$0.05

Number of shares—basic	36,783	37,443	37,517	37,183	37,476	37,942	37,579	37,504

Number of shares—diluted	36,911	38,365	38,684	38,118	39,097	40,568	39,475	39,663

	As a Percentage of Total Revenues
Revenues:
Software products	56.4%	55.3%	58.8%	56.9%	62.2%	58.3%	56.2%	53.3%
Service and other	43.6	44.7	41.2	43.1	37.8	41.7	43.8	46.7

Total revenues	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Costs of revenues:
Software products	1.9	2.0	2.4	2.1	3.0	1.2	1.5	1.3
Service and other	14.3	14.9	13.6	14.4	11.8	10.7	11.4	12.7
Amortization of purchased intangible assets	5.4	5.7	4.5	4.9	4.0	2.1	2.2	2.4

Total costs of revenues	21.6	22.6	20.5	21.4	18.8	14.0	15.1	16.4

Gross profit	78.4	77.4	79.5	78.6	81.2	86.0	84.9	83.6

Operating expenses:
Research and development	17.6	17.7	15.7	16.4	14.7	14.2	16.5	20.5
Marketing and sales	42.5	44.0	39.6	43.5	36.8	39.6	40.4	45.6
General and administrative	17.6	13.2	12.2	9.4	10.4	8.1	9.4	10.9
In-process research and development charges	—	2.8	—	—	9.1	—	—	—
Restructuring charges	3.3	—	0.8	0.3	0.7	—	3.4	—

Total operating expenses	81.0	77.7	68.3	69.6	71.7	61.9	69.7	77.0

Income (loss) from operations	(2.6)	(0.3)	11.2	9.0	9.5	24.1	15.2	6.6
Other income, net	2.3	2.8	4.3	3.0	1.6	1.9	6.1	4.5

Income (loss) before provision for income taxes	(0.3)	2.5	15.5	12.0	11.1	26.0	21.3	11.0
Provision for (benefit from) income taxes	(0.6)	1.2	4.3	4.8	7.5	10.4	8.7	4.2

Net income	0.3%	1.3%	11.2%	7.2%	3.6%	15.6%	12.6%	6.8%

Liquidity and Capital Resources

At May 31, 2005, our principal sources of liquidity were our cash and cash equivalents and short-term investments totaling $150.6 million and we had no outstanding long-term debt obligations. We also believe that due to the nature of our long-term investments, we can readily convert these investments into cash, cash equivalents and short-term investments although we have not converted these investments to cash historically. At May 31, 2005, we had $195.1 million in cash, cash equivalents and total investments as compared to $201.7 million at May 31, 2004. Our management looks mainly to our cash, cash equivalents and total investments to assess the strength of our financial position.

For the twelve-month period of fiscal 2005, cash and cash equivalents, plus total investments decreased $6.6 million. We explain the major drivers in this change as follows:

	Fiscal Year Ended May 31,
	2005	2004
	(dollars in millions)
Net income adding back non-cash operating activities	$24.1	$30.0
Option exercises and proceeds from Employee Stock Purchase Plan	19.4	32.7
Working capital changes	5.4	(7.0)
Repurchase of common stock	(37.7)	(50.0)
Purchase of businesses	(11.1)	(51.0)
Capital expenditures	(5.9)	(2.0)
Foreign exchange / others	(0.8)	(1.7)

Change in cash, cash equivalent, and total investment	$(6.6)	$(49.0)

Net income for the twelve months ended May 31, 2005, after adding back non-cash operating activities including depreciation and amortization of $10.4 million, tax benefit from disqualified dispositions of $2.4 million, non-cash restructuring charges of $1.4 million, non-cash write off of in-process research and development of $1.0 million, deferred income taxes of $1.4 million and other miscellaneous non-cash expenses, net of $0.1 million was $24.1 million. Management uses this amount to assess the cashflow generating contribution by our operations to the financial strength of our company.

We repurchased $37.7 million of our common stock through our stock repurchase (see Note 7 to the Financial Statements) in fiscal 2005, which was partially offset by $19.4 million in proceeds from the sale of common stock as a result of $15.7 million stock option exercises and $3.7 million from the issuance of common stock in connection with our Employee Stock Purchase Plan.

Changes in working capital, driven primarily by the increase in accounts payable, and other accrued liabilities generating $3.5 million, increases in deferred revenue totaling $1.6 million, decrease in trade receivables of $1.8 million, offset by reductions in prepaid and other assets and accrued liabilities of $1.5 million, totaled $5.4 million for the twelve-month period ended May 31, 2005.

We used a total of $11.1 million for purchases of businesses in fiscal 2005, which included the use of $8.0 million of cash for the acquisition of Dralasoft (including $0.1 million of transaction fees less cash received at approximately $0.3 million) and our final payment to Inktomi/Yahoo! $3.1 million in our first fiscal quarter of 2005 related to the acquisition of selective assets of Inktomi.

Cash used to acquire capital equipment for during fiscal 2005 was $5.9 million consisting mainly of purchases of computer equipment and leasehold improvements associated with the renovation and expansion in our Ross Drive facilities in Sunnyvale.

Changes in our cash, cash equivalents and total investments in future periods could vary widely due not only to variations in our operations, but also the extent that our employees exercise stock options and make purchases under our employee stock purchase plan, as well as our repurchase activity under our stock repurchase program. Our stock repurchase program terminated at May 31, 2005, however, on June 30, 2005, our Board of Directors approved a new plan whereby we are authorized to repurchase up to $50.0 million of common stock in fiscal 2006.

Our principal commitments as of May 31, 2005 consist of obligations under operating leases, totaling $19.2 million over the life of these leases. We have no long-term debt obligations or capital lease obligations.

Under our operating leases, we have minimum rental payments as follows:

Fiscal Year Ending May 31,	Rental Payments	Sublease Income
	(dollars in millions)
2006	$4.1	$(0.2)
2007	3.4	(0.2)
2008	3.3	—
2009	2.3	—
2010	2.0	—
2011 and thereafter	4.1	—

	$19.2	$(0.4)

Contractual obligations at May 31, 2005 were as follows:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(dollars in millions)
Operating leases	$19.2	$4.1	$6.7	$4.3	$4.1
Deferred purchase payment	0.6	0.6	—	—	—

Total contractual cash obligations	$19.8	$4.7	$6.7	$4.3	$4.1

On March 3, 2004, we concluded the NativeMinds strategic asset purchase for $3.9 million. Of the total purchase, we deferred $0.8 million to secure NativeMinds’ indemnification obligations under the Purchase Agreement. In April 2004, we paid $0.2 million and we are obligated to pay the remaining $0.6 million in September of 2005.

On December 17, 2002, we completed the purchase of certain assets and obligations of Inktomi Corporation’s enterprise search software business. We paid approximately $3.1 million representing the final payment of $3.0 million plus accrued interest to secure the indemnification obligations under the Purchase Agreement, on June 17, 2004.

In fiscal 2004, we repurchased and retired 3,694,978 shares of our common stock through open market transactions for a total of $50.0 million. Our previous program, initiated on September 12, 2001, terminated at May 31, 2003. Under that program, we repurchased and retired 3,952,005 shares of our common stock through open market transactions, valued at approximately $48.5 million.

We believe that our current cash and cash equivalents, interest income and cash generated from operations, if any, will provide adequate liquidity to meet our working capital and operating resource expenditure requirements through at least fiscal 2006. If the global economy weakens, our cash, cash equivalents and investments balances may decline. As a result, or if our spending plans materially change, we may find it necessary to reduce costs or seek to obtain additional sources of financing to support our capital needs, but we cannot assure you that such financing will be available on commercially reasonable terms, or at all.

Off Balance Sheet Arrangements

As of May 31, 2005, we do not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS No. 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued two FASB Staff Positions (“FSP”) related to the AJCA. FSP No. 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities” (“FSP 109-1”) requires companies that qualify for a deduction for domestic production activities under the AJCA to account for the deduction as a special deduction under FASB Statement No. 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return.

FSP No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”) allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the AJCA and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. Please see Note 10—“Income Taxes” for a further discussion of the impact of these two FSPs to us.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”), which requires public companies to comply as of the first interim or annual reporting period beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced that the SFAS No. 123R effective transition date had been extended to annual reporting periods beginning after June 15, 2005. We expect to adopt this new standard in the first quarter of our fiscal year 2007, we will then be required to record a compensation expense for all forms of share-based payment awards using the fair value method. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America and adversely affect our consolidated operating results. We could report significant accounting charges as a result of the requirement to record an expense for our stock-based compensation plans using the fair value method. For example, in fiscal year 2005, had we accounted for stock-based compensation plans using the fair value method prescribed in FASB SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 148”), net income would have been reduced by $15.9 million.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which revises or rescinds certain sections of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our financial position, results of operations or cash flows.

In July 2003, the EITF reached a consensus on Issue No. 03-05, “Applicability of AICPA SOP 97-2 to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software” (“EITF No. 03-05”). The consensus opinion in EITF No. 03-05 clarifies the guidance in EITF 00-21. The adoption of EITF No. 03-05 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In May, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Verity does not use such instruments in its share repurchase program. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. We do not have any interest in variable interest entities.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends certain provisions of SFAS No. 123 and is effective for financial statements for fiscal years ending after December 15, 2002. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires the disclosure of the pro forma effects on an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements prior to the effectiveness of SFAS No. 123R. We do not currently intend to adopt the fair value based method of accounting for stock-based employee compensation and will continue to apply the intrinsic value based method.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

We have adopted the disclosure provisions of FIN 45 and evaluated the impact of the measurement provisions on its financial position and results of operations. As of May 31, 2005, our guarantees that were issued or modified after December 31, 2002 were not material. Our guarantees issued before December 31, 2002, which would have been disclosed in accordance with the disclosure requirements of FIN 45, were not material.

Related Party Transactions

Regent Pacific Management Corporation (“Regent Pacific”) has been providing management services to Verity pursuant to a Retainer Agreement between Verity and Regent Pacific dated July 31, 1997, which has undergone a series of amendments. On February 11, 2005, Verity and Regent Pacific entered into an amendment to the Retainer Agreement. The agreement is currently scheduled to terminate on August 31, 2005. Pursuant to this amended agreement, Regent Pacific shall provide Verity with services and assistance related to the development and implementation of corporate and mergers and acquisitions strategies. In accordance with the agreement, Verity pays Regent Pacific $12,500 per week for the management services that Regent Pacific provides to Verity. In addition, Gary J. Sbona continues to serve as our Executive Chairman of the Board. Following termination of the agreement, Mr. Sbona may continue to serve as a non-employee director of Verity. See Note 11 to Consolidated Financial Statements in this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximizing yields without significantly increasing the risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds, none of which we hold for trading purposes. As of May 31, 2005, approximately 48% of our portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. For purposes of this calculation we categorize auction rate securities as expected to mature within one year (even though they generally mature later), since these are liquid investments, representing an investment of cash that is available for current operations. Additionally, we do not expect to hold any of these liquid securities to maturity. On May 31, 2005, and 2004, we held $ 0.0 and $58.3 million, respectively, of auction rate securities, all of which we classified under the variable rate securities in the following tables.

The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by year of expected maturity and average interest rates as of May 31, 2005:

	FY2006	FY2007	FY2008	Total	Fair Value
	(dollars in thousands)
Cash equivalents	$84,225	—	—	$84,225	$84,225
Average interest rate	3.01%	—	—	3.01%	3.01%
Fixed-rate securities	$40,376	$43,503	$1,000	$84,879	$84,879
Average interest rate	2.37%	2.65%	3.00%	2.52%	2.52%
Variable-rate securities	—	—	—	—	—
Average interest rate	—	—	—	—	—

During fiscal year 2005, our cash equivalents and investments increased by $3.8 million in total value from fiscal year 2004. The composition of our portfolio changed over the year, in that we eliminated our positions in variable auction rate securities, and invested in shorter term, cash equivalent instruments. Fixed rate securities decreased by $19.6 million while our cash equivalents increased by $81.7 million, with the offsetting $58.3 million decrease in variable rate securities. By policy, we strive to maintain a diverse portfolio with limits on maximum individual security duration and weighted-average portfolio maturity.

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

Foreign Currency Transaction Risk. We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 180 days or less. We do not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts (non equity hedges) are marked to market at the end of the period with any changes in market value included in other expense, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction loss included in other expense, net in the accompanying consolidated statements of operations were ($0.2) million, ($0.9) million and ($0.3) million in fiscal year 2005, 2004 and 2003, respectively. The fair value of the foreign currency forward contracts was $3.7 million and $2.8 million as of May 31, 2005 and 2004, respectively.

The table below presents the notional amounts (at contract exchange rates) and the weighted-average contractual foreign currency exchange rates for the outstanding forward contracts as of May 31, 2005. Notional weighted-average exchange rates are quoted using market conventions where the currency is expressed in currency units per United States dollar. All of our forward contracts mature in 180 days or less as of May 31, 2005.

Table of Forward Contracts:

	Exchange Foreign Currency for U.S. Dollars (Notional Amount)	Exchange U.S. Dollars for Foreign Currency (Notional Amount)	Notional Weighted-Average Exchange Rate
	(Dollars in thousands)
Functional Currency:
Canadian Dollar	$3,708	$—	1.21

The table below presents the notional amounts (at contract exchange rates) and the weighted-average contractual foreign currency exchange rates for the outstanding forward contracts as of May 31, 2004. Notional weighted-average exchange rates are quoted using market conventions where the currency is expressed in currency units per United States dollar. All of our forward contracts mature in 180 days or less as of May 31, 2004.

Table of Forward Contracts:

	Exchange Foreign Currency for U.S. Dollars (Notional Amount)	Exchange U.S. Dollars for Foreign Currency (Notional Amount)	Notional Weighted-Average Exchange Rate
	(Dollars in thousands)
Functional Currency:
Canadian Dollar	$2,940	$—	1.29

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and Notes thereto, and related Financial Schedule, begin on page 53 of this Annual Report on Form 10-K and are incorporated by reference here. Supplementary financial information for the eight quarters ended May 31, 2005 is set forth under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarterly Results of Operations” and is incorporated by reference here.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This section includes information concerning our disclosure and controls procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) and internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) and the evaluations referred to in those certifications. Item 15 of this Annual Report on Form 10-K sets forth the report of KPMG LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of our internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the report of KPMG LLP for a more complete understanding of the topics presented.

Controls and Procedures. Based on an evaluation as of May 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the information required to be disclosed in reports we file with the Securities and Exchange Commission was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure in reports we file with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended May 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on Effectiveness of Controls. Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or fraud. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within Verity, Inc. have been detected.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this framework, management has concluded that our internal control over financial reporting was effective as of May 31, 2005. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included in Item 15 of this report on Form 10-K.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information relating to our executive officers required by this item is set forth in Part I—Item 1 of this report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The other information required by this Item is incorporated by reference from the definitive proxy statement for our 2005 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the “Proxy Statement”) under the captions “Proposal 1, Election of Directors,” “Audit Committee,” “Code of Conduct” and “Section 16(A) Beneficial Ownership Reporting Compliance.”

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

The information required by this Item is incorporated by reference from the Proxy Statement under the caption “Proposal 2, Ratification of Selection of Independent Auditors” under the subcaptions “Independent Auditors’ Fees” and “Pre-Approval Policies and Procedures.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form:

(b)	Exhibits

See Index to Exhibits immediately following the signature page of this Form 10-K, which is incorporated by reference here, for the exhibits filed with this report.

(c)	Financial Statement Schedules

See Item 15(a)(2) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Verity, Inc.:

We have audited the accompanying consolidated balance sheets of Verity, Inc. and subsidiaries as of May 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, cash flows, and comprehensive income, for each of the years in the two-year period ended May 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verity, Inc. and subsidiaries as of May 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended May 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Verity, Inc.’s internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 8, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Mountain View, California

August 8, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Verity, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Verity, Inc. maintained effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Verity, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Verity, Inc. maintained effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Verity, Inc. maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Verity, Inc. and subsidiaries as of May 31, 2004 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, cash flows, and comprehensive income, for each of the years in the two-year period ended May 31, 2005, and our report dated August 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Mountain View, California

August 8, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Verity, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 49 present fairly, in all material respects, the consolidated results of operation, comprehensive income (loss) and cash flows of Verity, Inc. and its subsidiaries for the period ended May 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year 2003 listed in the index appearing under Item 15(a)(2) on page 49 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

San Jose, California

June 13, 2003

VERITY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	May 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$110,262	$38,995
Short-term investments	40,376	78,506
Trade accounts receivable, net of allowance for doubtful accounts of $1,470 and $2,131	31,002	31,807
Deferred tax assets	1,946	2,482
Prepaid and other assets	3,644	3,197

Total current assets	187,230	154,987
Property and equipment, net	7,169	4,272
Long-term investments	44,503	84,248
Deferred tax assets	15,020	17,884
Intangible assets, net	22,472	24,854
Goodwill	59,428	55,824
Other assets	2,688	2,012

Total assets	$338,510	$344,081

LIABILITIES
Current liabilities:
Accounts payable	$5,441	$2,855
Accrued compensation	10,903	10,086
Income tax payable	3,394	4,214
Deferred purchase payment	570	3,066
Other accrued liabilities	5,959	4,548
Deferred revenue	23,196	21,421

Total current liabilities	49,463	46,190

Other non-current liabilities:
Deferred rent	951	495
Deferred purchase payment	—	570

Total liabilities	50,414	47,255

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value:
Authorized: 2,000 shares
Issued and outstanding: none
Common stock, $0.001 par value:
Authorized: 200,000 shares in; issued and outstanding: 36,040 shares in 2005 and 37,280 shares in 2004	36	37
Additional paid-in capital	243,284	259,245
Accumulated other comprehensive income	1,946	2,249
Deferred stock compensation	—	(88)
Retained earnings	42,830	35,383

Total stockholders’ equity	288,096	296,826

Total liabilities and stockholders’ equity	$338,510	$344,081

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended May 31,
	2005	2004	2003
Revenues:
Software products	$81,105	$71,999	$57,529
Service and other	61,539	52,311	44,421

Total revenues	142,644	124,310	101,950

Costs of revenues:
Software products	2,969	2,270	1,210
Service and other	20,288	14,467	12,510
Amortization of purchased intangible assets	7,301	3,456	1,290

Total costs of revenues	30,558	20,193	15,010

Gross profit	112,086	104,117	86,940

Operating expenses:
Research and development	23,967	20,211	20,144
Marketing and sales	60,361	50,006	42,310
General and administrative	18,738	12,057	10,735
In-process research and development charges	950	3,472	1,200
Restructuring charges	1,580	1,226	993

Total operating expenses	105,596	86,972	75,382

Income from operations	6,490	17,145	11,558
Interest income	4,660	4,851	7,474
Interest expense	(3)	(51)	(35)
Other expense, net	(198)	(681)	(222)

Income before provision for income taxes	10,949	21,264	18,775
Provision for income taxes	3,502	9,655	7,134

Net income	$7,447	$11,609	$11,641

Net income per share—basic	$0.20	$0.31	$0.33

Net income per share—diluted	$0.20	$0.29	$0.31

Number of shares—basic	37,230	37,625	35,410

Number of shares—diluted	37,978	39,666	37,595

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended May 31, 2005, 2004 and 2003 (in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances, May 31, 2002	35,775	$36	$250,133	$—	$1,963	$12,133	$264,265
Issuance of common stock:
Common shares issued outside of plans	2	—	—	—	—	—	—
Upon exercise of stock options	3,826	4	32,767	—	—	—	32,771
Under employee stock purchase plan	407	—	3,273	—	—	—	3,273
Deferred tax benefit from disqualified dispositions	—	—	7,006	—	—	—	7,006
Repurchase of common stock	(2,450)	(2)	(28,562)	—	—	—	(28,564)
Unrealized gain on investments	—	—	—	—	115	—	115
Issuance of stock-based compensation	—	—	28	—	—	—	28
Effect of foreign currency translation adjustments	—	—	—	—	1,096	—	1,096
Net income	—	—	—	—	—	11,641	11,641

Balances, May 31, 2003	37,560	$38	$264,645	$—	$3,174	$23,774	$291,631

Issuance of common stock:
Upon exercise of stock options	3,040	3	28,988	—	—	—	28,991
Under employee stock purchase plan	375	—	3,664	—	—	—	3,664
Tax benefit from disqualified dispositions	—	—	8,167	—	—	—	8,167
Repurchase of common stock	(3,695)	(4)	(49,996)	—	—	—	(50,000)
Stock options assumed in business combinations	—	—	3,768	—	—	—	3,768
Unrealized loss on investments	—	—	—	—	(1,343)	—	(1,343)
Deferred stock compensation	—	—	—	(89)	—	—	(89)
Amortization of deferred stock compensation	—	—	—	1	—	—	1
Issuance of stock-based compensation	—	—	9	—	—	—	9
Effect of foreign currency translation adjustments	—	—	—	—	418	—	418
Net income	—	—	—	—	—	11,609	11,609

Balances, May 31, 2004	37,280	$37	$259,245	$(88)	$2,249	$35,383	$296,826

Issuance of common stock:
Upon exercise of stock options	1,822	2	15,737	—	—	—	15,739
Under employee stock purchase plan	401	—	3,692	—	—	—	3,692
Tax benefit from disqualified dispositions	—	—	2,413	—	—	—	2,413
Repurchase of common stock	(3,463)	(3)	(37,729)	—	—	—	(37,732)
Unrealized loss on investments	—	—	—	—	(243)	—	(243)
Reversal of deferred stock compensation for terminated employees	—	—	(74)	74	—	—	—
Amortization of deferred stock compensation	—	—	—	14	—	—	14
Effect of foreign currency translation adjustments	—	—	—	—	(60)	—	(60)
Net income	—	—	—	—	—	7,447	7,447

Balances, May 31, 2005	36,040	$36	$243,284	$—	$1,946	$42,830	$288,096

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended May 31,
	2005	2004	2003
Cash flow from operating activities:
Net income	$7,447	$11,609	$11,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,356	6,857	4,700
Tax benefit from disqualified dispositions	2,413	6,021	858
Noncash restructuring charges	1,381	144	202
Provision for bad debt expense	(282)	319	563
Deferred income taxes	1,378	751	3,141
Write-off of in-process research and development	950	3,472	1,200
Amortization of premium on securities, net	451	837	1,458
Stock-based compensation	14	10	28
Changes in operating assets and liabilities:
Trade accounts receivable	1,770	(6,902)	2,474
Prepaid and other assets	(1,117)	2,642	1,116
Accounts payable	2,605	(1,828)	546
Accrued compensation	(380)	(2,510)	(2,027)
Other accrued liabilities	905	472	704
Deferred revenue	1,641	1,063	(2,461)

Net cash provided by operating activities	29,532	22,957	24,143

Cash flows from investing activities:
Acquisition of property and equipment	(5,889)	(1,976)	(1,745)
Purchases of investments	(100,482)	(359,534)	(239,462)
Maturity of investments	55,945	171,742	159,294
Proceeds from sale of investments	121,718	246,115	65,701
Purchase of businesses, net of cash acquired	(11,100)	(50,949)	(23,826)

Net cash provided by (used in) investing activities	60,192	5,398	(40,038)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	19,431	32,655	36,042
Repurchase of common stock	(37,732)	(50,000)	(28,564)

Net cash provided by (used in) financing activities	(18,301)	(17,345)	7,478

Effect of exchange rate changes on cash and cash equivalents	(156)	498	671

Net increase (decrease) in cash and cash equivalents	71,267	11,508	(7,746)

Cash and cash equivalents, beginning of period	38,995	27,487	35,233

Cash and cash equivalents, end of period	$110,262	$38,995	$27,487

Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$51	$35
Cash paid for income taxes	$144	$1,418	$1,062

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended May 31,
	2005	2004	2003
Net income	$7,447	$11,609	$11,641

Unrealized gain (loss) on available for sale investments, net of taxes	(243)	(1,343)	115
Foreign currency translation adjustments	(60)	418	1,096

Other comprehensive income (loss)	(303)	(925)	1,211

Comprehensive income	$7,144	$10,684	$12,852

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Verity is a leading provider of software that enables private and public sector organizations to discover, analyze and process the information in their corporate repositories, applications and systems. In great part, this is the convergence of many core markets in which the Company has participated for years, including search, corporate portals, and e-commerce, as well as markets the Company has recently entered, including question and answer interfaces, and content capture and business process management, among others.

The Company develops, markets and supports two product families: enterprise search and business process management. Enterprise search is a broad category that includes search, classification, recommendation, monitoring/alerting, and question and answer infrastructure products for corporate intranets, extranets, websites, corporate portals, business applications, online publishers and e-commerce providers, and original equipment manufacturer (“OEM”) toolkits for independent software vendors. The Company’s comprehensive and integrated enterprise search products enable numerous enterprise-wide functionalities, all from the same underlying Verity information index. These products organize and provide simple, single-point access to information across the entire enterprise. In doing so, our products can be used to create or enhance Web applications and standalone applications that leverage the value of existing investments in intranets and business applications. Business process management (“BPM”) applications enable the information on paper and electronic forms to be captured in electronic form, and for manual processes that utilize that information to be automated over corporate networks. The Company’s BPM products include capabilities for forms design, scanning, optical character recognition, forms recognition, validation, verification, process automation and routing. The Company’s search technology has been integrated into these products in order to provide real-time search of information while it is in-process.

The Company’s software has been licensed to numerous corporations, government agencies, software developers, information publishers and e-commerce vendors. The Company pursues sales opportunities within corporations and government agencies through the efforts of its direct sales force and through a network of value added resellers and system integrators. The Company also sells OEM toolkits to independent software vendors that embed Verity technology in its products or services.

2. Summary of Significant Accounting Policies

Basis of consolidation

The consolidated financial statements include the accounts of Verity, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with an original or remaining maturity of 90 days or less as of the date of purchase. Cash equivalents are stated at amortized cost plus accrued interest, which approximates fair value. Cash equivalents consist primarily of money market instruments and certificates of deposit.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investments

The Company considers all highly liquid interest-earning investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash and investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in Accumulated Other Comprehensive Income.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets; computers are depreciated over three years, software is depreciated up to four years, and furniture and fixtures are depreciated over five years. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful life or the lease term. Gains and losses upon asset disposal are taken into income in the year of disposition.

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

Research and development costs

Costs related to research, design and development of products are charged to research and development expense as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Such costs are amortized on a straight-line basis based over the estimated useful life ranging between two to five years. The Company regularly evaluates estimated net realizable value of costs and records write-downs for any product for which the net book value is in excess of discounted cashflows. In fiscal 2005, 2004 and 2003, the Company did not capitalize any software development costs since such costs were not significant.

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

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

probable. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. The Company assesses collection based on a number of factors, including any past transaction history with the customer and the credit-worthiness of the customer.

The Company has arrangements with government agencies but very few contracts have fiscal funding clauses. Where such a clause exists, the Company obtains representation from the government customer that the funds are available and approved. Based on the representation received from the government customer, the Company has concluded that the probability of cancellation is remote and, in accordance with paragraphs 32-33 of SOP 97-2, revenue is recognized. In those cases where representation is not provided, revenue is deferred until representation or cash is received. The Company has not experienced instances of order cancellation, failure to collect accounts receivable, or concessions granted due to fiscal funding clauses.

For most sales, the Company uses either a binding purchase order or signed license agreement as evidence of an arrangement. Sales through the Company’s distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. The Company’s arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, revenue is deferred until the earlier of receipt of written customer acceptance or expiration of the acceptance period.

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

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS No. 148”).

Pro forma stock-based compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, no compensation cost has been recognized for the Company’s stock option plans or Employee Stock Purchase Plan. Had compensation cost for the Company’s stock option plans and Employee Stock Purchase Plan been determined based on the fair value at the grant date for awards in fiscal years 2005, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share for fiscal years 2005, 2004 and 2003 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Fiscal Years
	2005	2004	2003
Net income—as reported	$7,447	$11,609	$11,641
Add: Stock compensation expense included in reported net income, net of related tax effects	9	6	17
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(15,931)	(32,881)	(39,993)

Net loss—pro forma	$(8,475)	$(21,266)	$(28,335)

Net income per share—basic—as reported	$0.20	$0.31	$0.33

Net income per share—diluted—as reported	$0.20	$0.29	$0.31

Net loss per share—basic—pro forma	$(0.23)	$(0.57)	$(0.80)

Net loss per share—diluted—pro forma	$(0.23)	$(0.57)	$(0.80)

The above pro forma disclosures are not necessarily representative of the effects on reported net income (loss) for future years.

See Note 9—“Stockholders’ Equity” for the assumptions and methodology used to determine the fair value of stock-based compensation.

Accounting for income taxes

As part of the process of preparing its consolidated financial statements the Company estimates its income taxes in each of the jurisdictions in which it operates. The Company’s income tax accounting process involves

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recording the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. These differences result in the recognition of deferred tax assets and liabilities.

The Company evaluates deferred tax assets at each balance sheet date to determine their realizability, considering currently enacted tax laws, expected future taxable income and origins of the specific components of the deferred tax asset. If the Company determines that deferred tax assets are not fully realizable, it records a valuation allowance to reduce the asset balance to its realizable value through a charge to income tax expense. Determining whether it will be able to utilize the net operating loss carryforwards requires that the Company estimate future taxable income and make judgments regarding the timing of future tax obligations. Actual taxable income could differ from the Company’s estimates.

As of May 31, 2005, the Company believes it is more likely than not that it will be able to realize the majority of its tax assets through expected future taxable profits. The Company has recorded a valuation allowance of $24.0 million for the remainder of its tax assets. The recognition of deferred tax assets originated from stock compensation has been recorded to additional paid-in-capital.

If the Company concludes that additional valuation allowance is required in the future, the effect on income tax expense could be material.

Goodwill and other intangible assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill and identifiable intangible assets with indefinite useful lives be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The Company tests goodwill annually for impairment or more frequently if events and circumstances warrant.

This goodwill impairment review involves a two-step process as follows:

•	Step 1—The Company compares the fair value of the Company’s reporting unit to its carrying value, including goodwill. If the reporting unit’s carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2—The Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

The Company performs an annual goodwill impairment review in its third fiscal quarter and periodically reviews the estimated remaining useful lives of its intangible assets. The Company has completed the required annual impairment test, which resulted in no impairment for fiscal year 2005. The Company believes the methodology it uses in testing impairment of goodwill provides the Company with reasonable basis in determining whether an impairment charge should be taken. In the future, however, there can be no assurance that at the time that the review is completed a material impairment charge will not be required and recorded.

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company sells products to companies in North America, Europe, Asia, South Africa, South America and Australia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company also performs an analysis of the expected collectibility of accounts receivable and records an allowance for doubtful accounts receivable in accordance with its policy. The Company maintains allowances for potential losses and such losses have been within management’s expectations. For the fiscal years ended May 31, 2005, 2004 and 2003, no customer accounted for more than 10% of the total accounts receivable balance. No customer accounted for more than 10% of the total revenue in any period reported.

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

Fair value of financial instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The fair value of the Company’s investments is set forth in Note 5—“Investments.”

Computation of net income per share

Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of shares of common stock and potential common shares outstanding during the period. Dilutive potential common shares consist of stock options.

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income

Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Other comprehensive income for all periods presented consists of unrealized gains and losses on available-for-sale securities and the effect of foreign currency translation.

3. Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), a replacement of APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS No. 154 will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued two FASB Staff Positions (“FSP”) related to the AJCA. FSP No. 109-1 “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities” (“FSP 109-1”) requires companies that qualify for a deduction for domestic production activities under the AJCA to account for the deduction as a special deduction under FASB Statement No. 109 and reduce their tax expense in the period or periods the amounts are deductible on the tax return.

FSP No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”) allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the AJCA and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. Please see Note 10—“Income Taxes” for a further discussion of the impact of these two FSPs to the Company.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”), which requires public companies to comply as of the first interim or annual reporting period beginning after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission announced that the SFAS No. 123R effective transition date had been extended to annual reporting periods beginning after June 15, 2005. The Company expects to adopt this new standard in the first quarter of the Company’s fiscal year 2007. The Company will then be required to record a compensation expense for all forms of share-based payment awards using the fair value method. These and other potential changes could materially increase the expenses the Company reports under accounting principles generally accepted in the United States of America and adversely affect the Company’s consolidated operating results. The Company could report significant accounting charges as a result of the requirement to record an expense for our stock-based compensation plans using the fair value method. For example, in fiscal year 2005, had the Company accounted for stock-based compensation plans using the fair value method prescribed in FASB SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 148”), net income would have been reduced by $15.9 million.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”), which revises or rescinds certain sections of Staff Accounting Bulletin

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”), in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. The changes noted in SAB No. 104 did not have a material effect on Verity’s financial position, results of operations or cash flows.

In July 2003, the EITF reached a consensus on Issue No. 03-05, “Applicability of AICPA SOP 97-2 to Non Software Deliverables in an Arrangement Containing More Than Incidental Software” (“EITF No. 03-05”). The consensus opinion in EITF No. 03-05 clarifies the guidance in EITF 00-21 and was reached on July 31, 2003. The adoption of EITF No. 03-05 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company does not use such instruments in its share repurchase program. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any interest in variable interest entities.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends certain provisions of SFAS No. 123 and is effective for financial statements for fiscal years ending after December 15, 2002. It provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires the disclosure of the pro forma effects on an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements prior to the effectiveness of SFAS No. 123R. The Company does not currently intend to adopt the fair value based method of accounting for stock-based employee compensation and will continue to apply the intrinsic value based method.

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF No. 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company has adopted the disclosure provisions of FIN 45 and evaluated the impact of the measurement provisions on its financial position and results of operations. As of May 31, 2005, the Company guarantees that were issued or modified after December 31, 2002 were not material. The Company guarantees issued before December 31, 2002, which would have been disclosed in accordance with the disclosure requirements of FIN 45, were not material.

4. Acquisitions, Goodwill and Other Intangible Assets

The following is a summary of the Company’s acquisitions during fiscal year 2005, 2004 and 2003:

Dralasoft, Inc. On December 16, 2004, the Company acquired Dralasoft, Inc., a privately held software company, headquartered in Colorado. Dralasoft is a leading innovator of Java-based technology for BPM. The acquired technology portfolio originally named Dralasoft Workflow, re-branded Verity LiquidBPM, is a comprehensive enterprise BPM suite that features a high-performance and scalable orchestration engine with a suite of graphical tools. In addition, LiquidBPM is an embedded application found in many leading software products used in several vertical markets, such as manufacturing, government, retailing, telecommunications, defense, law, education, entertainment and agriculture.

The total purchase price for Dralasoft is as follows (in thousands):

Cash	$8,214
Acquisition costs	133

Total purchase price	$8,347

In accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), the Company accounted for the Dralasoft transaction as a purchase of a business, and the total purchase consideration of approximately $8.3 million was allocated to net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion and the residual of $3.9 million was recorded as goodwill. The $8.3 million of total purchase consideration includes approximately $1.2 million paid to a third party escrow agent and to be paid to Dralasoft’s shareholders 18 months from the acquisition. The future payments are subject to no breaches of the

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

representations and warranties set forth in the definitive merger agreement. The Company believes that the likelihood of a breach is remote, and therefore has recorded the entire $1.2 million as purchase consideration.

The purchase price was allocated as follows (in thousands):

Developed technology	$4,030
Customer relationships	890

Total amortizable intangible assets	$4,920
In-process research and development	950
Fair value of net tangible assets acquired	586
Deferred tax liability assumed	(2,022)
Goodwill	3,913

Total purchase price	$8,347

The useful lives for developed technology and customer relationships are four years and five years, respectively.

The amount of the purchase price allocated to in-process research and development was based on established valuation techniques used in the high technology and the computer software industry. The fair value assigned to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. The key assumptions used in the valuation include, among others, the expected completion date of the in-process projects identified as of the acquisition date, the estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process research and development acquired. The discount rate used in the present value calculations are normally obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates. The Company assumes the pricing model for the resulting product of the acquired in-process research and development to be standard within its industry. The Company, however, did not take into consideration any consequential amount of expense reductions from integrating the acquired in-process research and development with other existing in-process or completed technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

The key assumptions underlying the valuation of acquired in-process research and development from Dralasoft are as follows:

IPR&D Product	Leverage Factor	Discount Rate	Expected Revenue
BPM	50%	25%	Q1 2006

Pro-Forma information has not been provided as the acquisition is not material to the results of operations.

Cardiff Software, Inc. On March 15, 2004, the Company acquired Cardiff Software Inc., a privately held software company. Cardiff Software’s technology enables the automated capture of dynamic business information. The Company has rebranded the acquired software as Verity TeleForm, Verity MediClaim, Verity LiquidOffice and Verity LiquidCapture.

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total purchase price for Cardiff Software is as follows (in thousands):

Cash	$59,680
Stock options assumed	3,768
Acquisition costs	2,121

Total purchase price	$65,569

In accordance with SFAS No. 141, the Company accounted for the Cardiff Software transaction as a purchase of a business, and the total purchase consideration of approximately $65.6 million (including cash, deferred payments, outstanding vested and unvested stock options assumed, and acquisition costs) was allocated to net tangible and identifiable intangible assets based upon their estimated fair value as of the date of the acquisition and the residual of $38.4 million was recorded as goodwill.

The fair value of the Company’s stock options assumed was estimated using the Black-Scholes option pricing model. The fair value of the stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected life (in years)	0.74
Expected volatility	55%
Risk free interest rate	1.12%

The Company recorded approximately $89,000 as unearned compensation related to the assumption of unvested options. Approximately 412,000 of the approximately 457,000 options issued were fully vested as of the date of acquisition.

The purchase price was allocated as follows (in thousands):

Developed technology	$12,385
Customer relationships	2,039
Tradenames	644

Total amortizable intangible assets	$15,068
In-process research and development	3,310
Fair value of net tangible assets acquired	8,667
Deferred compensation	89
Goodwill	38,435

Total purchase price	$65,569

The useful lives for developed technology, customer relationships and tradenames are four years.

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The detail for the components of the fair value of net tangible assets acquired from Cardiff Software is as follows (in thousands):

Cash and cash equivalents	$14,181
Trade accounts receivable, net	2,215
Prepaid and other assets	874
Property and equipment, net	531

Fair value of assets acquired	$17,801

Accounts payable	2,411
Accrued compensation	1,884
Other accrued liabilities	3,744
Deferred revenue	1,095

Fair value of liabilities assumed	$9,134

Fair value of net assets acquired	$8,667

The amount of the purchase price allocated to in-process research and development was based on established valuation techniques used in the high-technology and the computer software industry. The fair value assigned to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. The key assumptions used in the valuation include, among others, the expected completion date of the in-process projects identified as of the acquisition date, the estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process research and development acquired. The discount rate used in the present value calculations are normally obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates. The Company believes the pricing model for the resulting product of the acquired in-process research and development to be standard within its industry. The Company, however, did not take into consideration any consequential amount of expense reductions from integrating the acquired in-process research and development with other existing in-process or completed technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

The key assumptions underlying the valuation of acquired in-process research and development from Cardiff Software, as of the date of acquisition, are as follows:

IPR&D Product	Leverage Factor	Risk Free Discount Rate	Expected Revenue
Teleform 9.0	50%	25%	Q1 2005
Liquid Office 4.0	90%	25%	Q2 2005
Liquid Capture 2.0	25%	25%	Q2 2005

Of the total purchase price, the Company placed $11.9 million into a third party escrow account in order to secure Cardiff Software’s indemnification obligations. Under the terms of the Purchase Agreement $3.0 million was released from the escrow account on September 15, 2004, another $3.0 million is scheduled to be released from the escrow account on September 15, 2005, and the remaining $5.9 million is scheduled to be released on March 15, 2006, assuming Cardiff Software meets their indemnification obligations. The Company shall have the right to withhold or deduct from the escrow account any sum that may be owed to it by Cardiff Software

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pursuant to Cardiff Software’s indemnification obligations under the Purchase Agreement if the cumulative aggregate amount of such claims exceeds $0.3 million. The Company believes the likelihood of such indemnifications is remote and therefore has recorded the entire $11.9 million held in the third party escrow account in the purchase price.

The Consolidated Financial Statements include the operating results of Cardiff Software from March 15, 2004. The following unaudited pro forma financial information presents the combined results of the Company and Cardiff Software as if the purchase had occurred at the beginning of the periods presented. Net income for 2003 includes acquired in-process research and development of $3.3 million. Amortization of intangible assets related to the acquisition amounted to $3.8 million in both 2004 and 2003.

	Year Ended May 31,
	2004	2003
	(unaudited)
	(in thousands, except per share data)
Total revenues	$144,778	$125,131

Net income	$9,618	$3,581

Net income per share—basic	$0.26	$0.10

Net income per share—diluted	$0.24	$0.09

Number of shares—basic	37,625	35,410

Number of shares—diluted	39,755	37,726

NativeMinds, Inc. On March 3, 2004, the Company acquired the intellectual property, customer agreements and certain other assets from NativeMinds, Inc., a privately held software company and provider of integrated self-service solutions which the Company accounted for as a purchase of a business. The acquired software, rebranded Verity Response, is part of the Company’s enterprise search product family.

The total purchase price for NativeMinds is as follows (in thousands):

Cash	$2,956
Deferred payment	770
Acquisition costs	153

Total purchase price	$3,879

In accordance with SFAS No. 141, the Company accounted for the NativeMinds transaction as a purchase of a business, and the total purchase consideration of approximately $3.9 million (including cash, deferred payments, acquisition costs) was allocated to net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion of the acquisition and the residual of $2.2 million was recorded as goodwill. The $3.9 million of total purchase consideration includes approximately $0.8 million to be paid to NativeMinds’ shareholders in installments over 24 months from the acquisition. In April 2004, $0.2 million was paid out of the escrow account and the remaining $0.6 million was recorded as a deferred purchase payment on the Company’s Consolidated Balance Sheets.

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price was allocated as follows (in thousands):

Developed technology	$1,183
Customer base	449

Total amortizable intangible assets	$1,632

In-process research and development	162
Fair value of net tangible liabilities assumed	(159)
Goodwill	2,244

Total purchase price	$3,879

The useful lives for developed technology and customer base are four years.

The amount of the purchase price allocated to in-process research and development was based on established valuation techniques used in the high-technology and the computer software industry. The fair value assigned to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows to present value. The key assumptions used in the valuation include, among others, the expected completion date of the in-process projects identified as of the acquisition date, the estimated costs to complete the projects, revenue contributions and expense projections assuming the resulting products have entered the market, and the discount rate based on the risks associated with the development life cycle of the in-process research and development acquired. The discount rate used in the present value calculations are normally obtained from a weighted-average cost of capital analysis, adjusted upward to account for the inherent uncertainties surrounding the successful development of the in-process research and development, the expected profitability levels of such technology, and the uncertainty of technological advances that could potentially impact the estimates. The Company assumes the pricing model for the resulting product of the acquired in-process research and technology to be standard within its industry. The Company, however, did not take into consideration any consequential amount of expense reductions from integrating the acquired in-process research and development with other existing in-process or completed technology. Therefore, the valuation assumptions do not include significant anticipated cost savings.

The key assumptions underlying the valuation of acquired in-process research and development from NativeMinds, as of the date of acquisition, are as follows:

IPR&D Product	Leverage Factor	Risk Free Discount Rate	Expected Revenue
Vrep 3.0	65%	25%	Q1 2005

Of the total purchase price, the Company retained $0.8 million in order to secure NativeMinds’ indemnification obligations under the Asset Purchase Agreement. On May 31, 2004 the Company paid and recorded $0.2 million of this obligation. The Company is obligated to pay the remaining $0.6 million on September 3, 2005. The Company shall have the right to withhold or deduct from the remaining deferred payment amount any sum that may be owed to it by NativeMinds pursuant to NativeMinds’ indemnification obligations under the Asset Purchase Agreement. The Company believes the likelihood of such indemnifications is remote and therefore has recorded the entire $0.8 million held in the third party escrow account in the purchase price.

Pro-forma information has not been provided as the acquisition is not material to the results of operations.

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The total purchase price was allocated as follows (in thousands):

Developed technology	$8,300
Patents/core technology	2,800
Maintenance agreements	1,800

Total amortizable intangible assets	$12,900

In-process research and development	1,200
Fair value of net tangible liabilities assumed	(2,419)
Goodwill	15,145

Total purchase price (including transaction costs)	$26,826

The useful lives for developed technology, patents/core technology and maintenance agreements are five years.

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

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the total purchase price, the Company retained $3.0 million in order to secure Inktomi’s indemnification obligations under the Asset Purchase Agreement. In its first fiscal quarter of 2005 the Company paid $3.0 million plus simple interest calculated from the December 17, 2002 through June 16, 2004 period.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company no longer amortizes goodwill but will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The Company prepared an annual impairment analysis during the quarter ended February 28, 2005, and concluded that no impairment had occurred.

The following table sets forth the carrying amount of goodwill (in thousands):

Balance as of May 31, 2004	$55,824
Add: Dralasoft, Inc. acquisition	3,913
Less: adjustments	(309)

Balance as of May 31, 2005	$59,428

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	As of May 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$30,498	$11,015	$19,483
Customer relationships	3,378	838	2,540
Tradenames	644	195	449

Total	$34,520	$12,048	$22,472

	As of May 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$26,468	$4,579	$21,889
Customer relationships	2,488	134	2,354
Tradenames	644	33	611

Total	$29,600	$4,746	$24,854

Total amortization expense of intangible assets related to acquisitions is set forth in the table below (in thousands):

	Twelve Months Ended May 31,
	2005	2004	2003
Developed Technology	$6,435	$3,289	$830
Customer Base-Relationship	704	134	280
Tradename	162	33	180

Total other intangible assets	$7,301	$3,456	$1,290

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total expected future annual amortization of intangible assets related to acquisition is set forth in the table below (in thousands):

Future Amortization
2006	$7,943
2007	7,943
2008	5,766
2009	724
2010	96

Total	$22,472

5. Investments

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

These securities are not leveraged and are held for purposes other than trading. Additionally, the Company has the ability to hold these investments until maturity and, therefore, the Company would not expect to recognize an adverse impact on income or cash flows. The Company recorded no impairment losses in fiscal years 2005, 2004 or 2003.

As of May 31, 2005, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
Short-term investments:
Municipal securities	$1,375	$(10)	$1,365
Corporate notes	6,392	(49)	6,343
Government securities	33,001	(333)	32,668

Short-term investments	40,768	(392)	40,376

Long-term investments:
Municipal securities	1,000	(21)	979
Corporate notes	4,665	(73)	4,592
Government securities	39,495	(563)	38,932

Long-term investments	45,160	(657)	44,503

Total investments	$85,928	$(1,049)	$84,879

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At May 31, 2005, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$40,376
After one year through two years	43,503
After two years through three years	1,000
After three years	—

$84,879

As of May 31, 2004, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
Short-term investments:
Market auction securities	$58,250	$—	$58,250
Corporate notes	13,729	40	13,769
Government securities	6,500	(13)	6,487

Short-term investments	78,479	27	78,506

Long-term investments:
Municipal securities	2,375	(36)	2,339
Corporate notes	6,122	(64)	6,058
Government securities	76,506	(655)	75,851

Long-term investments	85,003	(755)	84,248

Total investments	$163,482	$(728)	$162,754

At May 31, 2004, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$20,256
After one year through two years	37,177
After two years through three years	49,071
After three years	56,250

$162,754

6. Restructuring Charge

Restructuring-related costs have been and will be recorded in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” or SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities,” as appropriate. In May of 2005, the Company recorded a restructuring charge of approximately $1.1 million primarily related to severance costs associated with the reduction in force of approximately 32 employees, which the Company implemented in June 2005. Additionally, the Company incurred a facility restructuring charge of approximately $0.5 million in fiscal 2005 related to a portion of its Cardiff Software facility the Company vacated. The accrued severance is categorized as accrued compensation, and the accrued facilities and legal and outside services is categorized as other accrued liabilities on the Company’s Consolidated Balance Sheets.

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had two restructuring activities in fiscal 2004. As a result of the Cardiff Software acquisition, a $0.3 million restructuring charge was recorded related to positions identified to be redundant in the quarter ended May 31, 2004. In November 2003, the Company implemented a worldwide restructuring to focus on reducing expenses and improving efficiency due to continued macro-economic and capital spending issues affecting the software industry. In connection with the restructuring, a $1.0 million restructuring charge was recorded in the quarter ended November 30, 2003, of which approximately $0.9 million was related to severance costs associated with the reduction in the worldwide workforce by approximately 40 employees and approximately $0.1 million to legal and other outside services.

The following table presents details of the restructuring charges (in thousands):

	Severance	Facilities and other	Legal and outside services	Total
At May 31, 2002	$—	$—	$—	$—
Charges	664	210	119	993
Paid	(664)	(40)	(76)	(780)

At May 31, 2003	$—	$170	$43	$213
Charges	1,200	—	66	1,266
Adjustments	—	—	(40)	(40)
Paid	(941)	(67)	(69)	(1,077)

At May 31, 2004	$259	$103	$—	$362
Charges	1,073	521	38	1,632
Adjustments	(5)	(47)	—	(52)
Paid	(259)	(236)	—	(495)

At May 31, 2005	$1,068	$341	$38	$1,447

The remaining $1.1 million balance relating to severance will be paid in the first quarter of fiscal 2006. The remaining $0.3 million facilities and other balance will be paid out ratably through June 2006. The remaining $38,000 legal and outside services balance will be paid out in the first half of fiscal 2006.

7. Balance Sheet Detail

Property and equipment

As of May 31, 2005 and 2004, property and equipment consists of the following (in thousands):

	May 31,
	2005	2004
Computer equipment & software	$16,816	$14,067
Furniture and fixtures	2,662	2,422
Leasehold improvements	8,371	6,305

	27,849	22,794
Less accumulated depreciation	(20,680)	(18,522)

	$7,169	$4,272

Depreciation expense for fiscal years 2005, 2004 and 2003 was $3.1 million, $3.4 million and $3.4 million, respectively.

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Commitments

The Company leases various facilities and vehicles under non-cancelable operating leases expiring through March 2011. Under the terms of the leases, the Company is responsible for taxes, insurance and normal maintenance costs. Under its primary operating facility lease, the Company may extend the lease term for an additional five years by providing written notice of its exercise of this option no later than six months before the expiration of the lease term. The Company has subleased certain portions of its space to other companies for various periods through December 2006.

At May 31, 2005, future minimum rental payments and receipts under the operating leases are as follows:

Fiscal Year Ending May 31,	Rental Payments	Sublease Income
	(dollars in thousands)
2006	$4,118	$(227)
2007	3,363	(133)
2008	3,315	—
2009	2,327	—
2010	1,935	—
2011 and thereafter	4,120	—

	$19,178	$(360)

Rent expense, excluding sublease income, for fiscal years 2005, 2004 and 2003 was $4.2 million, $4.1 million, and $3.7 million, respectively.

On December 17, 2002, the Company completed the purchase of certain assets and obligations of Inktomi Corporation’s enterprise search software business. Of the total purchase price, the Company deferred $3.0 million in order to secure Inktomi’s indemnification obligations under the Purchase Agreement. On June 17, 2004, the Company made its final payment to Inktomi of approximately $3.1 million, consisting of an amount equal to the sum of $3.0 million plus simple interest thereon.

Under the terms of the Company’s software license agreements with its customers, the Company agrees that in the event the software licensed infringes upon any patent, copyright, trademark, or any other proprietary rights of a third party, it will defend, hold harmless, and indemnify its customer licensees, against any loss, expense, or liability from any damages that may be awarded against its customer. The Company includes this infringement indemnification in a substantial number of its software license agreements and services agreements. In the event the customer licensee cannot use the software or services due to infringement and the Company is unable to obtain the right to use, replace or modify the license or service in a commercially feasible manner so that it no longer infringes, then the Company may terminate the license and provide the customer licensee a refund of the fees paid by the customer for the infringing license or service. The term of these indemnification obligations are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these agreements is generally unlimited. The Company has recorded no liability associated with this infringement indemnification, and it is not aware of any pending or threatened actions.

The Company enters into standard third party vendor agreements, which include indemnification clauses, in the ordinary course of business. Pursuant to these agreements, the Company agrees that in the event the Company modifications to the licensed product, or the Company’s information infringes upon any patent, copyright, trademark, or any other proprietary rights of a third party Company will defend, hold harmless, and indemnify the indemnified party against any loss, expense, or liability from any damages that may be awarded against such

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indemnified party. The Company includes this infringement indemnification in a selected number of its third party vendor agreements. The term of these indemnification obligations are generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited. The Company has recorded no liability associated with this infringement indemnification, and it is not aware of any pending or threatened actions.

The Company warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications and documentation in effect at the time of delivery of the licensed software to the customer. The warranty period is limited in duration. If, within the warranty period, the customer reports an error that represents a failure of the warranty, the Company will correct the error, replace the software with software which complies with the warranty, or if necessary refund the fees paid for the software and terminate the agreement. Additionally, the Company warrants that its consulting services will be performed consistent with generally accepted industry standards. If the Company fails to perform services as warranted and customer reports such failure within the warranty period, the Company will at its expense re-perform the services, or if necessary refund the fees paid for the services. The Company has not incurred significant expense under its software or services warranties. The Company has recorded no liability associated with this infringement indemnification, and it is not aware of any pending or threatened actions.

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

9. Stockholders’ Equity

1995 Stock Option Plan

In July 1995, the Company adopted the Amended and Restated 1995 Stock Option Plan, which amended and restated the 1988 Stock Option Plan. In September 2000, the Company’s stockholders approved increases to the number of shares of common stock reserved under the 1995 Stock Option Plan to 12,122,000 shares.

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

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares of common stock purchased under the 1995 Stock Option Plan are subject to the Company’s right of repurchase, which generally lapses as to 12.5% of the shares six months from the grant date and thereafter ratably over the remainder of a 3 1/2 year period at the holder’s original purchase price. Thereafter, the Company has the right of first refusal to purchase such shares. At May 31, 2005, 2004 and 2003, no shares were subject to the Company’s right to repurchase. As of May 31, 2005, 1,072,229 shares of common stock were available for grant under the 1995 Stock Option Plan and options for 3,973,020 shares of common stock were outstanding.

Outside Directors Plan

In July 1995, the Company’s Board of Directors approved the 1995 Outside Directors Plan and reserved 400,000 shares of common stock for issuance to directors of the Company who are not employees of the Company. The Outside Directors Plan provides for the automatic granting of nonqualified stock options to directors of the Company who are not employees of the Company.

At the initiation of the 1995 Outside Directors Plan, each current outside director was granted an option to purchase 40,000 shares of common stock at the following annual meeting of stockholders. Each new outside director is granted an option to purchase shares of the Company’s common stock at the time of annual meeting following their appointment. Thereafter, at each annual meeting of the stockholders, outside directors who have previously received options will receive a new option to purchase 40,000 shares of the Company’s common stock. The exercise price of the options in all cases will be equal to the fair market value of the Company’s common stock at the date of grant. Options granted under the 1995 Outside Directors Plan are immediately exercisable, but vest over four years and generally must be exercised within ten years. In September 1999, the Company’s stockholders approved an increase to the number of shares reserved under the Outside Director’s Plan to a total of 1,000,000 shares. As of May 31, 2005, two shares of common stock were available for grant under this plan and options for 819,998 shares of common stock were outstanding.

1996 Non-statutory Stock Option Plan

In February 1996, the Company’s Board of Directors approved the 1996 Non-statutory Stock Option Plan. The terms of the 1996 Non-statutory Stock Option Plan are substantially the same as those of the 1995 Stock Option Plan with the exception of the type of options available, the option exercise price and the maximum option term. Nonqualified options may be granted at prices not lower than 85% of fair market value at the date of grant as determined by the Board of Directors. The option may have a term of ten years or shorter as provided in the written option agreement.

In fiscal year 2003, the Company increased the number of shares of common stock reserved under the 1996 Non-statutory Stock Option Plan to 29,700,000 for issuance to certain employees and consultants of the Company. As of May 31, 2005, 3,321,484 shares of common stock were available for grant under the 1996 Non-statutory Stock Option Plan and options for 14,939,518 shares of common stock were outstanding.

1997 Stock Option Plan for Verity Canada

In May 1997, the Company’s Board of Directors authorized the adoption of the 1997 Stock Option Plan for Verity Canada. The terms of the 1997 Stock Option Plan for Verity Canada are substantially the same as those of the 1995 Stock Option Plan with the exception of option type and term.

In fiscal year 2003, the Company increased the number of shares of common stock reserved under the 1997 Stock Option Plan for Verity Canada to 2,590,000 for issuance to certain employees and consultants of the

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company. As of May 31, 2005, 10,864 shares of common stock were available for grant under the 1997 Stock Option Plan for Verity Canada and options for 1,442,205 shares of common stock were outstanding.

1997 and 2000 Stock Option Plans for Cardiff Software, Inc.

In March 2004, the Company assumed the outstanding options and shares reserved for future issuance under the 1997 Equity Incentive Plan and 2000 Stock Option Plan for Cardiff Software, Inc. The Plans allow for the issuance of incentive stock options, non-statutory stock options, stock bonuses, stock appreciation rights, and restricted stock. As of May 31, 2005, 28,742 shares of common stock were available for grant under these Plans and options for 237,891 shares of common stock were outstanding.

Activity under stock option plans

Activity under the above stock option plans is set forth below (shares in thousands):

	Year Ended May 31,
	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	22,405	$17.99	23,591	$18.30	19,285	$20.00

Options assumed via acquisition	—	—	457	7.27	—	—
Granted	3,194	11.86	4,067	13.68	9,562	10.99
Exercised	(1,822)	8.64	(3,040)	9.54	(3,826)	8.56
Cancelled	(2,364)	20.16	(2,670)	21.89	(1,430)	18.53

Outstanding at end of period	21,413	17.64	22,405	17.99	23,591	18.30

Options exercisable at end of period	16,062	$19.33	16,720	$19.44	14,806	$20.65

Common stock option plans

The following table summarizes information with respect to stock options outstanding at May 31, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number at May 31, 2005	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number at May 31, 2005	Weighted- Average Exercise Price
$ 0.75 – $ 4.99	2	0.03	$0.75	2	$0.75
$ 5.00 – $16.49	15,660	5.54	12.31	10,400	12.23
$16.50 – $29.99	1,147	3.49	23.42	1,056	23.96
$30.00 – $53.00	4,604	2.88	34.32	4,604	34.32

	21,413	4.86	$17.64	16,062	$19.33

Generally, options granted to existing employees vest monthly over a four-year period from the date of grant (2.083% of the shares vest upon completion of each full month of continuous employment for the forty-eight month term). The Company’s board retains discretion to modify certain terms including the vesting schedule.

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee stock purchase plan

In July 1995, the Company’s Board of Directors approved the 1995 Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance to eligible employees. In September 1999, the Company’s stockholders approved an increase to 4,000,000 shares of common stock. In September 2004, the Company’s stockholders approved an increase of an additional 2,000,000 shares of common stock. The Employee Stock Purchase Plan permits eligible employees to purchase shares of the Company’s common stock at 85% of the lesser of fair market value of the common stock on the first day of the twelve-month offering period or the last day of the six-month purchase period within the offering period. During the fiscal years ended May 31, 2005, 2004 and 2003, employees purchased 400,862, 374,974, and 406,628 shares at average prices of $9.21, $9.77 and $8.05 per share, respectively. As of May 31, 2005, 4,044,077 shares of the Company’s common stock have been issued under the plan and 1,955,923 shares remained available for purchase.

Preferred stock purchase rights plan

In September 1996, the Company’s Board of Directors adopted a Preferred Stock Purchase Rights Plan. Under the Plan, in the event that an unsolicited attempt is made to acquire the Company, the Company’s stockholders will receive one right to purchase one one-hundredth of a share of a new series of Preferred Stock for each outstanding share of Company common stock issued and outstanding at the close of business on October 2, 1996. The rights expire on September 17, 2006.

Preferred stock and common stock

The Company is authorized to issue two classes of shares to be designated respectively Preferred Stock, having a par value of $0.001 per share, and Common Stock, having a par value of $0.001 per share. The total number of shares of Preferred Stock the Company has the authority to issue is 1,999,995, and the total number of shares of Common Stock the Company has authority to issue is 200,000,000. None of the shares outstanding are subject to repurchase as of May 31, 2005.

Stock Based Compensation

As permitted under SFAS No. 123, the Company has elected to continue to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), in accounting for stock-based awards to employees. Under APB Opinion No. 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the stock options granted are generally equal to the fair market value of the underlying security on the grant date.

Pro forma information regarding net income and earnings per share is presented in Note 2 as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS No. 123. The fair value of the Company’s stock-based awards to employees was estimated as of the date of the grant using a Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	2005	2004	2003
Expected volatility	75%	87%	80%
Risk-free interest rate	3.30%	2.23%	2.76%
Expected life	4.1 years	4.1 years	2.9 years

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate fair value and weighted-average fair value of each option granted in fiscal years 2005, 2004 and 2003 were $22.0 million, $39.2 million and $54.9 million; and $6.89, $8.66 and $5.74, respectively.

The Company has also estimated the fair value for the purchase rights under the Employee Stock Purchase Plan using the Black-Scholes Option Pricing Model with the following assumptions for fiscal years 2005, 2004 and 2003:

	2005	2004	2003
Expected volatility	48%	72%	80%
Risk-free interest rate	1.93%	1.13%	1.36%
Expected life	0.8 year	1.0 year	1.0 year

The weighted-average estimated fair value of the common stock purchase rights granted under the Purchase Plan during 2005, 2004, and 2003 were $ 4.01, $ 4.89 and $ 4.84 per share, respectively.

Stock Repurchase Program

On June 30, 2005, the Company’s Board of Directors approved a $50.0 million stock repurchase program whereby it was authorized to repurchase up to $50.0 million of common stock in fiscal 2006.

In June 2004, the Company announced that the Board of Directors approved a stock repurchase program of up to $50.0 million to repurchase shares of common stock during the fiscal year ending May 31, 2005. This program has now ended.

10. Income Taxes

Income tax expense includes U.S. and international income taxes. Certain items of income and expense are not reported on income tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

Income before taxes consist of the following (in thousands):

	Fiscal Years
	2005	2004	2003
Domestic	$9,429	$18,364	$16,905
Foreign	1,520	2,900	1,870

	$10,949	$21,264	$18,775

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Details of the income tax provision for fiscal years 2005, 2004 and 2003 consist of the following (in thousands):

	Fiscal Years
	2005	2004	2003
Current:
Federal	$5,968	$8,634	$6,366
State	638	1,247	448
Foreign	(279)	1,062	743

	6,327	10,943	7,557

Deferred:
Federal	(2,442)	(1,308)	(378)
State	(384)	20	(45)
Foreign	—	—	—

	(2,825)	(1,288)	(423)

	$3,502	$9,655	$7,134

The Company’s effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

	Fiscal Years
	2005	2004	2003
Income tax provision at federal statutory rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	1.5	3.9	3.3
Non-deductible expenses	2.7	1.8	1.6
Foreign taxes differential	0.9	0.2	0.7
Foreign taxes refund	(8.3)	—	—
Research and development credit	(2.2)	(0.9)	(2.6)
In process research and development	3.0	5.4	—
Other, net	(0.6)	—	—

Effective tax rate	32.0%	45.4%	38.0%

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax asset are (in thousands):

	Fiscal Years
	2005	2004
Deferred tax assets:

Current deferred tax assets:
Accrued compensation	$1,131	$1,475
Other accruals and allowance for doubtful accounts	2,843	3,106

Total current deferred tax assets	3,974	4,581
Valuation allowance	(2,028)	(2,099)

Net current deferred tax assets	$1,946	$2,482

Non-current deferred tax assets and liabilities:
Deferred tax assets:
Accumulated depreciation	$4,130	$3,849
Research and development credits	16,341	14,251
Net operating loss carryforwards	21,548	25,448
Unrealized gain or loss on investments	946	799
Other accruals	36	—

Gross non-current deferred tax assets	43,001	44,347

Deferred tax liabilities:
Intangible assets	(6,042)	(6,148)

Gross non-current deferred tax liabilities	(6,042)	(6,148)

Total non-current deferred tax assets	36,960	38,199
Valuation allowance	(21,940)	(20,315)

Net non-current deferred tax assets	$15,020	$17,884

The Company has established a valuation allowance to reduce the deferred tax assets to a level the Company believes is more likely than not to be realized. Approximately $21.5 million of the valuation allowance for the deferred tax assets is attributable to employee stock option deductions, the tax benefits from which if realized will be recorded to additional paid-in capital. The valuation allowance increased by $1.6 million and $0.9 million for the year ended May 31, 2005 and the year ended May 31, 2004, respectively.

As of May 31, 2005, the Company had approximately $57.3 million and $28.1 million of net operating loss carryforwards for federal and state purposes, respectively, to offset future taxable income. If not utilized, net operating loss carryforwards will expire in the years 2006 through 2024. The Company also has federal and California research and development tax credit carryforwards of approximately $10.1 million and $9.5 million respectively, at May 31, 2005. If not utilized, the credit carryforwards for federal purposes will expire in the years 2006 through 2024 while California research and development tax credits may be carried forward indefinitely. The Company also received Scientific Research and Experimental Development Program (“SRED”) credit from the Canadian government of approximately $1.0 million during the year.

The utilization of net operating loss carryforwards, as well as research and development credit carryforwards, is limited by current tax laws and regulations. The amount of benefits from these carryforwards may be impaired or limited if the Company has incurred a cumulative ownership change as defined in the Internal Revenue Code Section 382.

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA includes a deduction of 85% for certain foreign earnings that are repatriated, as defined in the AJCA. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the AJCA. The Company does not plan to repatriate any earnings under this provision. The AJCA includes a tax deduction on qualified production activities. The Company has not provided for any benefit under this provision because the potential benefit is not material.

11. Related Party Transactions

On July 31, 1997, Mr. Gary J. Sbona was appointed as the Company’s President and Chief Executive Officer, and the Company entered into an agreement with Regent Pacific Management Corporation (“Regent Pacific”), a management services firm of which Mr. Sbona is the Chairman and Chief Executive Officer. Pursuant to the original agreement, Regent Pacific agreed to provide management services to the Company, at a fee of $50,000 per week, including the services of Mr. Sbona as Chief Executive Officer and President and other Regent Pacific personnel as part of the Company’s management team. The agreement had a one-year term and could be canceled by the Company after expiration of the initial 26-week period, with a minimum compensation to Regent Pacific of $1.3 million for that initial period.

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

In connection with Mr. Sbona’s service as President, CEO and an employee of the Company, the Compensation Committee of the Company’s Board of Directors also granted to him an option to purchase 700,000 shares of the Company’s common stock, at an exercise price of $2.563 per share. In October 1998, the Company’s Board granted Mr. Sbona another option to purchase 520,000 additional shares of the Company’s common stock, at an exercise price of $3.813 per share. In May 1999, the Company’s Board granted Mr. Sbona another option to purchase 420,000 additional shares of the Company’s common stock, at an exercise price of $16.250 per share. In October 1999 and January 2000, the Company’s Board granted Mr. Sbona options to purchase 606,000 and 394,000 of the Company’s common stock, at an exercise price of $30.75 and $31.75 per share, respectively. In July and December 2000, the Company’s Board granted Mr. Sbona options to purchase 407,000 and 400,000 of the Company’s common stock, at an exercise price of $36.38 and $13.94 per share, respectively. In September 2001, the Company’s Board granted Mr. Sbona an option to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $8.74 per share. In July 2002, the Company’s Board granted Mr. Sbona an option to purchase 1,000,000 shares of the Company’s common stock, at an exercise price of $9.75 per share. In October 2003, the Company’s Board granted Mr. Sbona an option to purchase 77,000 shares of the Company’s common stock, at an exercise price of $14.69 per share. The shares subject to such options will vest entirely upon certain change of control transactions or upon a termination of Mr. Sbona without cause. The options will also remain exercisable for one year following the termination of Mr. Sbona’s services. In August 2004, the Company’s Board granted Mr. Sbona an option to purchase 48,000 shares of the Company’s common stock, at an exercise price of $11.40 per share. The shares subject to such options will vest entirely upon certain change of control transactions or upon a termination of Mr. Sbona without cause. The options will also remain exercisable for one year following the termination of Mr. Sbona’s services.

On March 12, 1999, the Company extended its agreement with Regent Pacific until August 31, 2000. This was the second amendment to the retainer agreement between Regent Pacific and the Company since the original

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continued to provide certain services to the Company at a fee of $50,000 per week. The new agreement provided the Company with an option to further extend the term of this agreement through February 2001. Furthermore, on March 12, 1999, Mr. Sbona was appointed as the Chairman of the Board of Directors of the Company. Mr. Sbona was the Company’s President from July 1997 to September 1999, was the Company’s Chief Executive Officer from July 1997 through February 2003, and has been a Board member since May 1998.

On each of February 10, 2000, March 12, 2001 and June 17, 2002, the Company extended its agreement with Regent Pacific. These were the third, fourth and fifth amendments to the retainer agreement between Regent Pacific and Verity, Inc. since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continued to provide management services to the Company.

On March 4, 2003, the Company extended its agreement with Regent Pacific through August 31, 2004. This is the sixth amendment to the retainer agreement between Regent Pacific and Verity, Inc. since the original agreement dated July 31, 1997. Under this amended agreement, Regent Pacific continued to provide management services to the Company. The agreement provided Verity with an option to further extend the term of this agreement through February 2005. On March 6, 2003, Mr. Sbona was moved to the position of Executive Chairman of the Board.

In January 2004, the Company and Regent Pacific entered into the seventh amendment to the Retainer Agreement providing for a 75% reduction in weekly fees payable by the Company under the Retainer Agreement, beginning in March 2004, as well as an extension of the non-cancelable period of the Retainer Agreement from February 28, 2004 to February 28, 2005. As a result of the amendment, the services to be rendered by Regent Pacific to the Company under the Retainer Agreement were reduced. In addition, pursuant to the amendment, Gary J. Sbona continued to serve as the Company’s Executive Chairman of the Board, but Stephen W. Young ceased to serve as the Company’s Chief Operating Officer effective as of March 1, 2004.

On February 11, 2005, the Company extended its agreement with Regent Pacific. This is the eighth amendment to the retainer agreement between Regent Pacific and Verity, Inc. since the original agreement dated July 31, 1997. The agreement is currently scheduled to terminate on August 31, 2005. Under this amended agreement, Regent Pacific has agreed to provide the Company with services and assistance related to the development and implementation of corporate and mergers and acquisitions strategies. In addition, Gary J. Sbona continues to serve as the Company’s Executive Chairman of the Board. Following termination of the agreement, Mr. Sbona may continue to serve as a non-employee director of the Company.

The Company paid fees to Regent Pacific totaling $0.6 million, $2.1 million and $2.6 million for the fiscal years ended May 31, 2005, 2004 and 2003. As of May 31, 2005, there is no balance payable to Regent Pacific.

12. Employee Benefit Plan

As allowed under Section 401(k) of the Internal Revenue Code, Verity’s 401(k) Plan allows for salary deductions for eligible employees to participate in a tax deferred savings and investment plan for retirement purposes. New hire employees are eligible to enroll in the plan during the first enrollment period after hire. Employees are eligible to enroll in the plan, increase or decrease their deferral amount at any time. The plan includes rollover and loan features.

Participants may make voluntary contributions to the plan from 1% to 50% of their compensation through payroll deductions on a pre-tax basis. The plan does not provide for Company contributions. For 2005, the annual maximum contribution limit is $14,000. A “Catch Up” Provision (for employees aged 50 and over) allows for an additional $4,000 contribution—to an annual maximum of $18,000.

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Computation of Net Income Per Share

Basic and diluted net income per share are calculated as follows for fiscal years 2005, 2004 and 2003 (in thousands, except per share amounts):

	Fiscal Years
	2005	2004	2003
Basic:
Weighted-average common shares outstanding (basic)	37,230	37,625	35,410
Net income	$7,447	$11,609	$11,641
Net income per share	$0.20	$0.31	$0.33
Diluted:
Weighted-average common shares outstanding (basic)	37,230	37,625	35,410
Dilutive effect of common stock options	748	2,041	2,185

Weighted-average common shares outstanding (diluted)	37,978	39,666	37,595

Net income	$7,447	$11,609	$11,641
Net income per share	$0.20	$0.29	$0.31

For fiscal years 2005, 2004, and 2003, 15,265,169, 10,637,775, and 12,844,038 anti-dilutive weighted potential shares have been excluded from the diluted net income per share calculation.

14. Foreign Sales and Segment Reporting

The Company has adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”,) establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: develops, markets and supports infrastructure products for corporate intranets, extranets, websites, corporate portals, business applications, online publishers and e-commerce providers and original equipment manufacturer toolkits for independent software vendors.

The Company evaluates the performance of its geographic regions based only on revenues. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, the Company assets are primarily located in the United States and not allocated to any specific region. The Company does not produce reports for, or measure the performance of, its geographic regions using any asset-based metrics. Therefore, geographic information is presented only for revenues.

VERITY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following geographic information for total revenues is presented for 2005, 2004 and 2003 (in thousands):

	Year Ended May 31,
	2005	2004	2003
United States	$94,965	$81,442	$63,877
United Kingdom	12,716	15,344	13,002
Other Europe	23,451	18,559	18,606
Other foreign	11,512	8,965	6,465

	$142,644	$124,310	$101,950

15. Legal Proceedings

On October 22, 2004, Inxight Software, Inc., a privately held company, filed a complaint in the Superior Court of California for the County of Santa Clara against the Company, alleging, among other things, breach of contract and trade secret misappropriation, and that the Company had otherwise exceeded its rights under its license agreement with Inxight. Inxight is seeking, among other things, monetary damages of at least $1.0 million and injunctive relief commanding the Company to cease distributing Inxight’s product.

On December 3, 2004, the Company filed an answer and cross-complaint against Inxight, in response to Inxight’s complaint that was filed on October 22, 2004. The Company’s answer and cross-complaint seek a declaration that the Company has acted within its rights under the license agreement, and that Inxight’s purported termination of the license subsequent to the filing of its complaint was invalid. In addition, the Company’s cross-claim alleges that Inxight itself has breached the license by purporting to terminate the parties’ license without cause, and that it has wrongfully interfered in the Company’s business operations, and that such breach and wrongful conduct has caused injury to the Company in excess of $1.0 million. The Company also alleges that Inxight wrongfully induced one of the Company’s former employees, who is now employed at Inxight, to breach certain confidentiality obligations related to confidential and proprietary information of the Company.

On December 20, 2004, the Company filed a separate and independent suit against Inxight in federal court for claims arising from Inxight’s July 24, 1998 license to use the Company’s copyrighted KeyView product (the “KeyView License”) (U.S.D.C. N.D. Cal. Case No. 04-CV-05387 CRB). The Company claims that Inxight has infringed and will continue to infringe the Company’s federally registered copyrights in and related to KeyView by virtue of Inxight’s use, marketing, distribution and licensing of KeyView with applications that are not authorized under the KeyView License. Inxight’s state complaint and the Company’s federal complaint have now been consolidated in the United States District Court for the Northern District of California, Case No. 04-CV-05387 CRB (JL). The trial is currently scheduled in October, 2005.

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

The Company is subject to legal proceedings and claims that arise in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s financial results.

16. Subsequent Event

On June 13, 2005, the Company acquired desktop search related intellectual property from 80-20 Software Limited, a privately held software developer, based in Melbourne, Australia for approximately $1.5 million in cash. The purchase consideration will be paid in the first quarter of fiscal 2006.

SCHEDULE II—VERITY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	2005	2004	2003
Allowance for doubtful accounts:
Balance at beginning of year	$2,131	$1,720	$1,640
Amounts charged (credited) to profit and loss	(282)	319	563
Cardiff Software acquisition	(101)	366	—
Deductions	(278)	(274)	(483)

Balance at end of year	$1,470	$2,131	$1,720

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERITY, INC.

Date: August 9, 2005	By:	/s/ ANTHONY J. BETTENCOURT
(President and Chief Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Anthony J. Bettencourt and Steven R. Springsteel, each acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ GARY J. SBONA	Executive Chairman of the Board	August 9, 2005
Gary J. Sbona

/s/ ANTHONY J. BETTENCOURT Anthony J. Bettencourt	President and Chief Executive Officer and Director (Principal Executive Officer)	August 9, 2005

/s/ STEVEN R. SPRINGSTEEL Steven R. Springsteel	Senior Vice President of Finance and Administration and Chief Financial Officer (Assistant Secretary, Principal Financial Officer, and Principal Accounting Officer)	August 9, 2005

/s/ STEVEN M. KRAUSZ Steven M. Krausz	Director	August 9, 2005

/s/ STEPHEN A. MACDONALD Stephen A. MacDonald	Director	August 9, 2005

/s/ RICHARD G. STEVENS Richard G. Stevens	Director	August 9, 2005

Signature	Title	Date

/s/ ERIC BROWN Eric Brown	Director	August 9, 2005

/s/ CHARLES P. WAITE Charles P. Waite	Director	August 9, 2005

/s/ KARL C. POWELL Karl C. Powell	Director	August 9, 2005

/s/ JOHN G. SCHWARZ John G. Schwarz	Director	August 9, 2005

/s/ VICTOR A. COHN Victor A. Cohn	Director	August 9, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Document
2.1	Asset Purchase Agreement among Inktomi Corporation, Quiver, Inc., Ultraseek Corporation, Quiver Ltd. and Verity, Inc., dated November 13, 2002. (1)

2.2	Amendment No. 1 to Asset Purchase Agreement between Inktomi Corporation, Quiver, Inc., Ultraseek Corporation, Quiver Ltd. and Verity, Inc., dated December 17, 2002, amending Asset Purchase Agreement dated November 13, 2002. (1)

2.3	Agreement and Plan of Merger, dated February 2, 2004, by and among the Company, Colt Acquisition Corp., Cardiff Software, Inc. and Robert Wadsworth. (2)

3.1	Restated Certificate of Incorporation of the Company. (3)

3.2	By-Laws of the Company. (3)

4.1	Amended and Restated Rights Agreement dated August 1, 1995, as amended. (4)

4.2	Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996. (5)

4.3	First Amendment to Rights Agreement dated as of July 23, 1999 among Verity, Inc. and BankBoston, N.A. (6)

10.1	Form of Indemnification Agreement for directors and officers. (4)(7)

10.2	Amended and Restated 1995 Stock Option Plan and forms of agreements thereunder. (7)(8)

10.3	Change in Control and Severance Benefit Plan. (7)(28)

10.4	1995 Outside Directors Stock Option Plan, as amended, and forms of agreement thereunder. (7)(9)

10.5	1996 Non-Statutory Stock Option Plan, as amended, and form of agreement thereunder. (7)(10)

10.6	1997 Non-Statutory Stock Option Plan for Verity, Canada, as amended. (7)(11)

10.7	Offer letter, dated March 6, 2003, between Verity, Inc. and Victor A. Cohn. (7)(12)

10.8	Offer letter, dated March 6, 2003, between Verity, Inc. and John G. Schwarz. (7)(12)

10.9	Cardiff Software, Inc. 1997 Equity Incentive Plan, as amended. (7)(13)

10.10	Cardiff Software, Inc. 2000 Stock Option Plan. (7)(13)

10.11	First Amendment to 894 Ross Drive Lease dated June 20, 1996. (14)

10.12	Second Amendment to 894 Ross Drive Lease dated November 5, 1996. (14)

10.13	Third Amendment to 894 Ross Drive Lease dated January 17, 1997. (14)

10.14	Fourth Amendment to 894 Ross Drive Lease dated March 15, 2004. (14)

10.15	First Amendment to 892 Ross Drive Lease dated March 15, 2004. (14)

10.16	Executive Health Program. (7)(15)

10.17	Executive Officer Summary Compensation Sheet. (7)(28)

10.18	Lease Agreement between Ross Drive Investors and the Company dated January 22, 1996. (16)

10.19	Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated July 31, 1997. (7)(17)

10.20	Director Compensation Arrangements. (28)

10.21	403 Employee Bonus Plan. (28)

10.23	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated April 13, 1998. (7)(18)

Exhibit Number	Description of Document

10.26	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated March 12, 1999. (7)(19)

10.27	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated February 9, 2000. (7)(20)

10.29	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated March 12, 2001. (7)(21)

10.34	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated June 10, 2002. (7)(22)

10.35	1995 Employee Stock Purchase Plan, as amended October 1, 2001. (7)(23)

10.36	Loan Agreement, dated December 24, 1999, between Verity Benelux B.V. and Hugo Sluimer. (7)(24)

10.37	Loan Agreement, dated December 24, 1999, between Verity Benelux B.V. and Hugo Sluimer. (7)(24)

10.38	Loan Agreement, dated April 19, 2000, between Verity Benelux B.V. and Hugo Sluimer. (7)(24)

10.39	Loan Agreement, dated September 11, 2000, between Verity Benelux B.V. and Hugo Sluimer. (7)(24)

10.41	Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated March 4, 2003. (7)(12)

10.42	Employment Arrangement between Anthony J. Bettencourt and Verity, Inc. effective as of March 4, 2003. (7)(25)

10.43	Seventh Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated January 9, 2004. (7)(26)

10.44	Eighth Amendment to Retainer Agreement between Regent Pacific Management Corporation and Verity, Inc. dated February 11, 2005. (7)(27)

21.1	Subsidiaries of the Company. (28)

23.1	Consent of Independent Registered Public Accounting Firm, KPMG LLP. (28)

23.2	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP. (28)

24	Power of Attorney. (29)

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934. (28)

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934. (28)

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, and 18 U.S.C. Section 1350. (28)

(1)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 20, 2002 (Commission No. 000-26880).
(2)	Incorporated by reference from the exhibits with corresponding names from the Company’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2004 (Commission No. 000-26880).
(3)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 2000 (Commission No. 000-26880).
(4)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Registration Statement (Registration No. 33-96228), declared effective on October 5, 1995.

(5)	Incorporated by reference from Exhibit No. 1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996 (Commission No. 000-26880).
(6)	Incorporated by reference from Exhibit No. 99.2 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on July 29, 1999 (Commission No. 000-26880).
(7)	Management contract or compensatory plan or arrangement required to be filed as an exhibit.
(8)	With respect to the Amended and Restated 1995 Stock Option Plan, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended February 28, 2003 (Commission No. 000-26880). With respect to the form of agreements under the Amended and Restated 1995 Stock Option Plan, incorporated by reference to such agreements filed as exhibits with corresponding exhibit number from the Company’s Form 10-Q for the quarter ended August 31, 1996 (Commission No. 000-26880).
(9)	With respect to the 1995 Outside Directors Stock Option Plan, as amended, incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed October 26, 1999 (Registration No. 333-89701). With respect to the form of agreements under the 1995 Outside Directors Stock Option Plan, as amended, incorporated by reference to such agreements filed as exhibits with corresponding exhibit number from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.
(10)	With respect to the 1996 Non-Statutory Stock Option Plan, as amended, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended February 28, 2003 (Commission No. 000-26880). The form of agreement under the 1996 Non-Statutory Stock Option Plan, as amended, is filed herewith.
(11)	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-Q for the quarter ended February 28, 2003 (Commission No. 000-26880).
(12)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 2003 (Commission No. 000-26880).
(13)	Incorporated by reference from the exhibit with the corresponding name from the Company’s Registration Statement on Form S-8 filed March 19, 2004 (Registration No. 333-113776).
(14)	Incorporated by reference from the exhibit with corresponding number from the Company’s Form 10-K for the year ended May 31, 2004 (Commission No. 000-26880).
(15)	Incorporated by reference from the exhibit with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 28, 2005 (Commission No. 000-26880).
(16)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 29, 1996 (Commission No. 000-26880).
(17)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 1997 (Commission No. 000-26880).
(18)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 1998 (Commission No. 000-26880).
(19)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 28, 1999 (Commission No. 000-26880).
(20)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 29, 2000 (Commission No. 000-26880).
(21)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended February 28, 2001 (Commission No. 000-26880).
(22)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K for the year ended May 31, 2002 (Commission No. 000-26880).
(23)	Incorporated by reference from the exhibit with corresponding number from the Company’s Form 10-Q for the quarter ended November 30, 2004 (Commission No. 000-26880).
(24)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-K/A filed on August 29, 2002 for the year ended May 31, 2002 (Commission No. 000-26880).
(25)	Incorporated by reference from the exhibit with corresponding number from the Company’s Amendment No. 1 on Form 10-K/A to the Form 10-K for the year ended May 31, 2003 (Commission No. 000-26880).
(26)	Incorporated by reference from the exhibit 10.41 from the Company’s Form 10-Q for the quarter ended November 30, 2003 with the Securities and Exchange Commission on January 9, 2004. (Commission No. 000-26880).

(27)	Incorporated by reference from the exhibit with corresponding name from the Company’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2005 (Commission No. 000-26880).
(28)	Filed herewith.
(29)	Included on Signature Page.