Form 10-Q
period 2005-08-31
VERITY INC \DE\
filed 2005-10-07
CIK 949956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 35,808,954 as of September 30, 2005.

VERITY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VERITY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

( in thousands, except per share data, unaudited)

	August 31, 2005	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$106,169	$110,262
Short-term investments	59,465	40,376
Trade accounts receivable, net of allowance for doubtful accounts of $1,544 and $1,470	31,708	31,002
Deferred tax assets	1,928	1,946
Prepaid and other assets	3,049	3,644

Total current assets	202,319	187,230
Property and equipment, net	7,017	7,169
Long-term investments	26,213	44,503
Deferred tax assets	15,020	15,020
Intangible assets, net	22,112	22,472
Goodwill	59,428	59,428
Other assets	2,315	2,688

Total assets	$334,424	$338,510

LIABILITIES
Current liabilities:
Accounts payable	$2,847	$5,441
Accrued compensation	10,878	10,903
Income tax payable	3,181	3,394
Deferred purchase payment	720	570
Other accrued liabilities	5,674	5,959
Deferred revenue	25,285	23,196

Total current liabilities	48,585	49,463

Other non-current liabilities:
Deferred rent	937	951
Deferred revenue	800	—

Total liabilities	50,322	50,414

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value:
Authorized: 2,000 shares
Issued and outstanding: none
Common stock, $0.001 par value:
Authorized: 200,000 shares; issued and outstanding: 35,626 shares in 2006 and 36,040 shares in 2005	36	36
Additional paid-in capital	239,045	243,284
Accumulated other comprehensive income	1,954	1,946
Retained earnings	43,067	42,830

Total stockholders’ equity	284,102	288,096

Total liabilities and stockholders’ equity	$334,424	$338,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data, unaudited)

	Three months ended August 31,
	2005	2004
Revenues:
Software products	$19,969	$19,692
Service and other	15,514	14,930

Total revenues	35,483	34,622

Costs of revenues:
Software products	915	733
Service and other	5,017	4,974
Amortization of purchased intangible assets	2,101	1,689

Total costs of revenues	8,033	7,396

Gross profit	27,450	27,226

Operating expenses:
Research and development	6,768	5,689
Marketing and sales	14,606	15,061
General and administrative	6,495	3,242
Restructuring charges	363	98

Total operating expenses	28,232	24,090

Income (loss) from operations	(782)	3,136

Other income, net	1,161	1,051

Income before provision for income taxes	379	4,187
Provision for income taxes	142	1,675

Net income	$237	$2,512

Net income per share — basic	$0.01	$0.07

Net income per share — diluted	$0.01	$0.07

Number of shares — basic	35,807	37,183

Number of shares — diluted	35,967	38,118

The accompanying notes are an integral part of these consolidated financial statements.

VERITY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands; unaudited)

	Three Months Ended August 31,
	2005	2004
Cash flow from operating activities:
Net income	$237	$2,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,996	2,403
Noncash restructuring charges	138	86
Tax benefit from disqualified dispositions	113	0
Provision for bad debt expense	141	(137)
Deferred income taxes	18	1,333
Amortization of premium on securities, net	92	132
Stock-based compensation	0	5
Changes in operating assets and liabilities:
Trade accounts receivable	(1,159)	5,069
Prepaid and other assets	960	162
Accounts payable	(2,570)	(260)
Accrued compensation	(27)	556
Other accrued liabilities	(783)	(638)
Deferred revenue	3,046	(2,107)

Net cash provided by operating activities	3,202	9,116

Cash flows from investing activities:
Acquisition of property and equipment	(725)	(839)
Purchases of investments	(3,369)	(44,910)
Maturity of investments	2,500	11,450
Proceeds from sale of investments	0	34,566
Purchase of businesses, net of cash acquired	0	(3,066)
Intangible assets acquired	(1,425)	0

Net cash used in investing activities	(3,019)	(2,799)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	646	3,398
Repurchase of common stock	(4,998)	(7,405)

Net cash used in financing activities	(4,352)	(4,007)

Effect of exchange rate changes on cash and cash equivalents	76	(93)

Net increase (decrease) in cash and cash equivalents	(4,093)	2,217

Cash and cash equivalents, beginning of period	110,262	38,995

Cash and cash equivalents, end of period	$106,169	$41,212

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$67
Cash paid for income taxes	$242	$85

VERITY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of August 31, 2005 and 2004 and for the three months ended August 31, 2005 and 2004 is unaudited)

1. Interim Financial Data

The unaudited condensed consolidated financial statements for Verity, Inc. (the “Company” or “Verity”) as of August 31, 2005 and May 31, 2005 and for the three month periods ended August 31, 2005 and 2004 have been prepared on the same basis as the Company’s audited financial statements and, in the opinion of management, include all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations in accordance with generally accepted accounting principles. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), the Company believes the disclosures made are adequate to make the information presented not misleading. The accompanying financial statements should be read in conjunction with the Company’s annual financial statements contained in the Company’s Annual Report on Form 10-K for the year ended May 31, 2005.

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

The Company’s condensed consolidated balance sheet as of May 31, 2005 was derived from the Company’s audited financial statements, but does not include all disclosures necessary for the presentation to be in accordance with generally accepted accounting principles.

The Company’s critical accounting policies and estimates are discussed in its Annual Report on form 10-K for the fiscal year ended May 31, 2005. In addition, the Company is providing more detail on its contract accounting policies, as set forth below, than previously set forth in its periodic reports.

Revenue Recognition

The Company’s revenues are derived from license fees for software products and fees for services complementary to its products, including software maintenance, consulting and training. The Company derives nominal revenue from hardware product sales complementary to its software products.

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition.” The SEC has issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. Future interpretations of existing accounting standards or changes in the Company’s business practices could result in future changes in its revenue accounting policies that could have a material adverse effect on its financial position and results of operations.

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

The Company has arrangements with government agencies but very few contracts have fiscal funding clauses. Where such a clause exists, the Company obtains representation from the government customer that the funds are available and approved. Based on the representation received from the government customer, the Company has concluded that the probability of cancellation is remote and, in accordance with paragraphs 32-33 of SOP 97-2, revenue is recognized. In those cases where representation is not provided, the Company defers revenue until the representation or cash is received. The Company has not experienced instances of order cancellation, failure to collect accounts receivable, or concessions granted due to fiscal funding clauses.

For most sales, the Company uses either a binding purchase order or signed license agreement as evidence of an arrangement. The Company evidences sales through its distributors by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. The Company’s arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision the Company defers revenue until the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

The Company recognizes maintenance revenues from ongoing customer support and products upgrades ratably over the term of the applicable maintenance agreement, which is typically twelve months. Generally, the Company receives payments for maintenance fees in advance and they are nonrefundable. The Company recognizes revenues for consulting and training generally when the services are performed. The Company recognizes revenue for hardware sales generally when the product is delivered.

For agreements with multiple elements, such as license, maintenance, training, hardware and consulting services, the Company allocates revenue to each component of the arrangement based upon its fair value as determined by vendor specific objective evidence (“VSOE”). VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. The Company defers revenue for any undelivered elements, and recognize revenue when the product is delivered or over the period in which the service is performed, in accordance with its revenue recognition policy for the element. If the Company cannot objectively determine the fair value of any undelivered element included in bundled software, hardware and service arrangements, the Company defers revenue until all elements are delivered and all services have been performed, or until VSOE of fair value can objectively be determined for any remaining undelivered elements. When the VSOE of fair value of a delivered element has not been established, the Company uses the residual method to record revenue if the fair value of all undelivered elements is determinable in accordance with SOP 98-9. Under the residual method, the Company defers the VSOE of fair value of the undelivered elements and allocates the remaining portion of the arrangement fee to the delivered elements and recognizes it as revenue.

Consulting revenue primarily consists of implementation services related to the installation of the Company’s software, which do not typically involve significant customization to or development of the underlying software code. Many of the Company’s software arrangements include consulting services sold separately under consulting service contracts. Consulting revenues from these arrangements are generally accounted for separately from new software product revenues. The factors considered in determining whether the revenue should be accounted for separately include (1) whether VSOE exists to permit allocation of the revenue to the various elements of the arrangement, (2) the nature of services (i.e., consideration of whether the services are essential to the functionality of any other element of the transaction), and (3) whether the total price of the arrangement would be expected to vary as a result of inclusion or exclusion of the services.

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then the entire arrangement is recognized applying contract accounting in accordance with the provisions of SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues from these arrangements are recognized under the percentage of completion method using an input method based on the ratio of direct labor hours incurred to date to total projected direct labor hours except in circumstances where completion status cannot be reasonably estimated or inherent hazards exist, in which case the completed contract method is used.

Most of the Company’s consulting service arrangements are billed on a time and materials basis and revenues are recognized as the services are performed unless there is a significant uncertainty about the project completion or receipt of payment. If such uncertainty exists, the Company defers revenue until the uncertainty is resolved.

Revenue is recognized for fixed fee consulting service arrangements by estimating proportional performance on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If the Company does not have a sufficient basis to measure progress towards completion, the Company defers revenue until it receives acceptance from the customer. If estimates of total cost exceed revenues, the Company accrues for the estimated loss on the arrangement.

2. Accounting for Computation of Net Income Per Share and Stock-Based Compensation

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potential common shares outstanding during the period. Dilutive potential common shares consist of “in-the-money” stock options. “In-the-money” options are those for which the exercise price is lower than the average market price of the Company’s common stock during the period. For the three months ended August 31, 2005 and 2004, 18,841,494 and 15,396,222 anti-dilutive weighted average potential shares, respectively, have been excluded from the diluted net income per share calculation.

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

	Three Months Ended August 31,
	2005	2004
Net income
Net income — as reported	$237	$2,512

Deduct: Total SFAS 123 stock-based employee compensation expense, net of related tax effects	(2,642)	(5,401)

Add: Stock compensation expense included in reported net income, net of related tax effects	0	3

Net loss — pro forma	$(2,405)	$(2,886)

Earnings per share
Net income per share — basic — as reported	$0.01	$0.07

Net loss per share — basic — pro forma	$(0.07)	$(0.08)

Net income per share — diluted — as reported	$0.01	$0.07

Net loss per share — diluted — pro forma	$(0.07)	$(0.08)

Number of shares used in basic — as reported calculation	35,807	37,183

Number of shares used in diluted — as reported calculation	35,967	38,118

Number of shares used in basic and diluted — pro forma calculation	35,807	37,183

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended August 31,
	2005	2004
Stock Option Plans
Expected volatility	38%	78%
Risk-free interest rate	3.85%	3.22%
Expected life	2.00 years	4.09 years
Expected dividend yield	0.00%	0.00%

Stock Purchase Plan
Expected volatility	38%	62%
Risk-free interest rate	2.97%	1.13%
Expected life	0.82 years	0.90 years
Expected dividend yield	0.00%	0.00%

3. Investments

As of August 31, 2005, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Losses	Fair Value
Short-term investments:
Municipal securities	$4,753	$(26)	$4,727
Corporate notes	4,841	(42)	4,799
Government securities	50,498	(559)	49,939

Short-term investments	60,092	(627)	59,465

Long-term investments:
Corporate notes	4,627	(77)	4,550
Government securities	21,995	(332)	21,663

Long-term investments	26,622	(409)	26,213

Total investments	$86,714	$(1,036)	$85,678

At August 31, 2005, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$59,465
After one year through two years	26,213
After two years through three years	—
After three years	—

$85,678

As of May 31, 2005, available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Losses	Fair Value
Short-term investments:
Municipal securities	$1,375	$(10)	$1,365
Corporate notes	6,392	(49)	6,343
Government securities	33,001	(333)	32,668

Short-term investments	40,768	(392)	40,376

Long-term investments:
Municipal securities	1,000	(21)	979
Corporate notes	4,665	(73)	4,592
Government securities	39,495	(563)	38,932

Long-term investments	45,160	(657)	44,503

Total investments	$85,928	$(1,049)	$84,879

At May 31, 2005, scheduled maturities of investments classified as available-for-sale are as follows (in thousands):

Within one year	$40,376
After one year through two years	43,503
After two years through three years	1,000
After three years	—

$84,879

4. Deferred Purchase Payment

In June 2005, the Company completed a software asset purchase for $1.7 million from 80-20 Software. ( See Note 9 to Condensed Consolidated Financial Statements in this Form 10-Q.) Of the total purchase price, the Company deferred $150,000 to secure any indemnification obligations under the Software Acquisition Agreement. The Company believes that the likelihood of an event requiring indemnification is remote and that the Company will be obligated to pay the remaining $150,000 in June 2006.

On March 3, 2004, the Company acquired the intellectual property, customer agreements, and certain other assets from NativeMinds, Inc., for $3.9 million. The Company accounted for the NativeMinds transaction as a purchase of a business. Of the total purchase price, the Company deferred $0.8 million to secure NativeMinds’ indemnification obligations under the Purchase Agreement. The Company paid $0.2 million of this deferred payment obligation in the fourth quarter of fiscal 2004. NativeMinds met the remaining indemnification obligations under the agreement and the Company paid the remaining $0.6 million in September 2005.

5. Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-operational sources, such as foreign currency translation gains and losses and unrealized gains and losses on fixed income securities that are reflected in stockholders’ equity instead of net income.

The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended August 31,
	2005	2004
Net income	$237	$2,512
Unrealized gains on available for sale investments, net	30	276
Foreign currency transalation adjustments	(22)	(70)

Comprehensive income	$245	$2,718

6. Foreign Sales and Segment Reporting

The Company has adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) which establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: developing, marketing and supporting infrastructure products for corporate intranets, extranets, websites, corporate portals, business applications, online publishers and e-commerce providers and original equipment manufacturer toolkits for independent software vendors.

The Company evaluates the performance of its geographic regions based only on revenues. The Company does not assess the performance of its geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, the Company’s assets are primarily located in the United States and not allocated to any specific region. The Company does not produce reports for, or measure the performance of, its geographic regions using any asset-based metrics. Therefore, geographic information is presented only for revenues.

The following geographic information for total revenues is presented for the three months ended August 31, 2005 and 2004 (in thousands):

	Three Months Ended August 31,
	2005	2004
United States	$25,326	$23,828
United Kingdom	2,135	3,364
Other Europe	4,436	5,108
Other foreign	3,586	2,322

	$35,483	$34,622

7. Stock Repurchase Program

On June 30, 2005, Verity’s Board of Directors approved a $50.0 million stock repurchase program whereby the Company is authorized to repurchase up to $50.0 million of common stock in fiscal 2006. The program will terminate at the end of the fiscal year ending May 31, 2006 unless amended by the Board of Directors. Verity repurchased and retired 514,577 and 571,892 shares, valued at approximately $5.0 million and $7.4 million, in the three month periods ended August 31, 2005 and 2004, respectively.

8. Restructuring Costs

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

During the three months ended August 31, 2005, the Company recorded an additional restructuring charge of $0.4 million for severance in relation to the announced reduction in force implemented in June 2005.

During the three month period ended August 31, 2004, we incurred a facility restructuring charge of $0.1 million related to the closing of our UK Cardiff facility in July of 2004.

The following table summarizes the restructuring expenses incurred during the three months ended August 31, 2005 and the remaining obligations related to the restructurings as of May 31, 2005 and August 31, 2005 (in thousands):

	Severance	Facilities and other	Legal and outside services	Total
At May 31, 2005	$1,068	$341	$38	$1,447

Charges	377	—	—	377
Adjustments	(14)	—	—	(14)
Paid	(1,083)	(90)	—	(1,173)

At Aug. 31, 2005	$348	$251	$38	$637

The remaining $0.3 million balance relating to severance will be paid in the second quarter of fiscal 2006. The remaining $0.3 million facilities and other balance will be paid out ratably through June 2006. The remaining $38,000 legal and outside services balance will be paid out in the second quarter of fiscal 2006. The accrued severance is categorized as accrued compensation, and the accrued facilities and legal and outside services is categorized as other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.

The following table summarizes the restructuring expenses incurred during the three months ended August 31, 2004 and the remaining obligations related to the restructurings as of May 31, 2004 and August 31, 2004 (in thousands):

	Severance	Facilities and other	Legal and outside services	Total
At May 31, 2004	$259	$103	$—	$362

Charges	—	98	—	98
Adjustments	—	—	—	—
Paid	—	(11)	—	(11)

At Aug. 31, 2004	$259	$190	$—	$449

9. Acquisitions, Goodwill and other Intangible Assets

80-20 Software Limited, In June 2005, the Company entered into a definitive software acquisition agreement and acquired a desktop search application and other assets from 80-20 Software, a privately held software company, headquartered in Melbourne, Australia. Verity has rebranded “Retriever” as “Verity Enterprise Desktop Search” and believes this product to be complimentary to its current Enterprise Search technologies, namely K2 and Ultraseek.

The total purchase price for the 80-20 assets is as follows (in thousands):

Cash	$1,380
Deferred payment	150
Acquisition costs	211

Total purchase price	$1,741

The Company accounted for the 80-20 Software Limited transaction as a asset purchase, and the total purchase consideration of approximately $1.7 million (including cash, deferred payment, and acquisition costs) was allocated to identifiable intangible assets based upon their estimated fair value as of the date of completion of the acquisition. The $1.7 million of total purchase consideration includes $150,000 paid to a third party escrow agent and to be paid to 80-20 shareholders in June of 2006, which was recorded as a deferred purchase payment on the Company’s Condensed Consolidated Balance Sheets. The Company believes the likelihood of an event requiring indemnification is remote and therefore has recorded the entire amount held in the third party escrow account in the purchase price.

The purchase price was allocated as follows (in thousands):

Developed technology	$1,402
Customer relationships	278
Workforce in place	61

Total purchase price	$1,741

The useful life for developed technology is four years, and the useful lives for customer relationships and workforce in place are two years.

Dralasoft, Inc. On December 16, 2004, the Company acquired Dralasoft, Inc., a privately held software company, headquartered in Colorado. Dralasoft is a leading innovator of Java-based technology for business process management (“BPM”). The acquired technology portfolio originally named Dralasoft Workflow, re-branded Verity LiquidBPM, is a comprehensive enterprise BPM suite that features a high-performance and scalable orchestration engine with a suite of graphical tools. In addition, LiquidBPM is an embedded application found in many leading software products used in several vertical markets, such as manufacturing, government, retailing, telecommunications, defense, law, education, entertainment and agriculture.

The total purchase price for Dralasoft is as follows (in thousands):

Cash	$8,214
Acquisition costs	133

Total purchase price	$8,347

In accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”), the Company accounted for the Dralasoft transaction as a purchase of a business, and the total purchase consideration of approximately $8.3 million was allocated to net tangible and identifiable intangible assets based upon their estimated fair value as of the date of completion, and the residual of $3.9 million was recorded as goodwill. The $8.3 million of total purchase consideration includes approximately $1.2 million paid to a third party escrow agent and to be paid to Dralasoft’s shareholders 18 months from the acquisition. The future payments are subject to no breaches of the representations and warranties set forth in the definitive acquisition agreement. The Company believes that the likelihood of a breach is remote, and therefore has recorded the entire $1.2 million as purchase consideration.

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

Pro-Forma information has not been provided as the acquisition is not material to the results of operations of the Company.

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

The following table sets forth the carrying amount of goodwill (in thousands):

Goodwill:
Balances as of May 31, 2005	$59,428
Add: acquisitions	—
Less: adjustments	—

Balances as of August 31, 2005	$59,428

The following tables set forth the carrying amount of other intangible assets that will continue to be amortized (in thousands):

	August 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$31,900	$12,838	$19,062
Customer relationships	3,656	1,069	2,587
Tradename	644	235	409
Workforce in place	61	7	54

Total other intangible assets	$36,261	$14,149	$22,112

	May 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$30,498	$11,015	$19,483
Customer relationships	3,378	838	2,540
Tradename	644	195	449
Workforce in place	—	—	—

Total other intangible assets	$34,520	$12,048	$22,472

Total amortization expense of intangible assets related to acquisitions is set forth in the table below (in thousands):

	Three Months ended
	August 31, 2005	August 31, 2004
Developed technology	$1,823	$1,493
Customer relationships	231	155
Tradename	40	41
Workforce in place	7	—

Total other intangible assets	$2,101	$1,689

The total expected future annual amortization of intangible assets related to acquisition is set forth in the table below (in thousands):

Future Amortization
2006	$6,348
2007	8,419
2008	6,165
2009	1,074
2010	106

Total	$22,112

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

Inxight has filed three motions for summary judgment on several claims and defenses in the consolidated action, including (1) Inxight’s claims that the Company has exceeded the scope of the parties’ license and misappropriated Inxight’s trade secrets by selling software with embedded Inxight technology to OEMs; (2) the Company’s claims against Inxight and the former Company employee relating to his unauthorized disclosure to Inxight of the Company’s confidential and proprietary information to Inxight; and (3) all of the Company’s claims relating to Inxight’s use of the Company’s KeyView software. These motions are presently scheduled to be heard on October 7, 2005. Trial of the consolidated actions is currently scheduled to begin on October 11, 2005.

On September 20, 2005, Inxight filed papers with the Court requesting permission to supplement its claims against Verity and to add Verity’s replacement technology vendor, an Inxight competitor, to the consolidated action. Inxight alleges that Verity has shared Inxight’s trade secrets with Verity’s replacement vendor.

On September 21, 2005, Inxight filed a motion for a temporary restraining order to enjoin the Company and the Company’s replacement vendor from using, disclosing, licensing or otherwise transferring any technology that Inxight alleges is derived from unauthorized use of Inxight technology after October 28, 2004, or is based upon any confidential information provided by the Company which Inxight alleges the Company was bound to protect subject to a preexisting nondisclosure obligation.

Verity is subject to certain other legal proceedings and claims that arise in the ordinary course of business. Management believes that Verity’s legal positions in the Inxight litigation and these other legal proceedings and claims are meritorious. As of August 31, 2005, no amount is accrued for Inxight or other legal proceedings as a loss is not considered probable and estimable. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the loss in these matters will have a material adverse effect on Verity’s condensed consolidated financial position, although results of operations or cash flows could be affected in a particular period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes, which appear in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading “Risks Relating to Our Operations” below.

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

Recent Acquisitions

80-20 Software Limited, In June 2005, we entered into a definitive software acquisition agreement and acquired a desktop search application and other assets from 80-20 Software, a privately held software company, headquartered in Melbourne, Australia. We have re-branded “Retriever” as “Verity Enterprise Desktop Search” and believe this product to be complimentary to our current Enterprise Search technologies, namely, K2 and Ultraseek.

We accounted for the 80-20 Software Limited transaction as a asset purchase, and the total purchase consideration of approximately $1.7 million (including cash, deferred payment, and acquisition costs) was allocated to identifiable intangible assets based upon their estimated fair value as of the date of completion of the acquisition. The $1.7 million of total purchase consideration includes $150,000 paid to a third party escrow agent to secure any indemnification obligations under the Purchase Agreement and to be paid to 80-20 shareholders in June of 2006 less any amounts required to meet the indemnification obligations, which was recorded as a deferred purchase payment on our Consolidated Balance Sheets. We believe the likelihood of an event requiring indemnifications is remote and therefore have recorded the entire amount held in the third party escrow account in the purchase price.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, bad debts, income taxes and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies and estimates are discussed in our Annual Report on form 10-K for the fiscal year ended May 31, 2005. In addition, we are providing below more detail on our contract accounting policies than we have previously provided in our periodic reports.

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

We have arrangements with government agencies but very few contracts have fiscal funding clauses. Where such a clause exists, we obtain representation from the government customer that the funds are available and approved. Based on the representation received from the government customer, we have concluded that the probability of cancellation is remote and, in accordance with paragraphs 32-33 of SOP 97-2, revenue is recognized. In those cases where representation is not provided, we defer revenue until representation or cash is received. We have not experienced instances of order cancellation, failure to collect accounts receivable, or concessions granted due to fiscal funding clauses.

For most sales, we use either a binding purchase order or signed license agreement as evidence of an arrangement. We evidence sales through our distributors by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis. Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision we defer revenue until the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

For agreements with multiple elements, such as license, maintenance, training, hardware and consulting services, we allocate revenue to each component of the arrangement based upon its fair value as determined by vendor specific objective evidence (“VSOE”). VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately. We defer revenue for any undelivered elements, and recognize revenue when the product is delivered or over the period in which the service is performed, in accordance with our revenue recognition policy for the element. If we cannot objectively determine the fair value of any undelivered element included in bundled software, hardware and service arrangements, we defer revenue until all elements are delivered and all services have been performed, or until VSOE of fair value can objectively be determined for any remaining undelivered elements. When the VSOE of fair value of a delivered element has not been established, we use the residual method to record revenue if the fair value of all undelivered elements is determinable in accordance with SOP 98-9. Under the residual method, we defer the VSOE of fair value of the undelivered elements and allocate the remaining portion of the arrangement fee to the delivered elements and recognize it as revenue.

Consulting revenue primarily consists of implementation services related to the installation of our software, which do not typically involve significant customization to or development of the underlying software code. Many of our software arrangements include consulting services sold separately under consulting service contracts. Consulting revenues from these arrangements are generally accounted for separately from new software product revenues. The factors considered in determining whether the revenue should be accounted for separately include (1) whether VSOE exists to permit allocation of the revenue to the various elements of the arrangement, (2) the nature of services (i.e., consideration of whether the services are essential to the functionality of any other element of the transaction), and (3) whether the total price of the arrangement would be expected to vary as a result of inclusion or exclusion of the services.

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then the entire arrangement is recognized applying contract accounting in accordance with the provisions of SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues from these arrangements are recognized under the percentage of completion method using an input method based on the ratio of direct labor hours incurred to date to total projected direct labor hours except in circumstances where completion status cannot be reasonably estimated or inherent hazards exist, in which case the completed contract method is used.

Most of our consulting service arrangements are billed on a time and materials basis and revenues are recognized as the services are performed unless there is a significant uncertainty about the project completion or receipt of payment. If such uncertainty exists, we defer revenue until the uncertainty is resolved.

Revenue is recognized for fixed fee consulting service arrangements by estimating proportional performance on a monthly basis utilizing hours incurred to date as a percentage of total estimated hours to complete the project. If we do not have a sufficient basis to measure progress towards completion, we defer revenue until we receive acceptance from the customer. If estimates of total cost exceed revenues, we accrue for the estimated loss on the arrangement.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items in our Condensed Consolidated Statements of Operations for the periods indicated:

	Three Months Ended August 31,
	2005	2004
Revenues:
Software products	56.3%	56.9%
Service and other	43.7	43.1

Total revenues	100.0	100.0

Costs of revenues:
Software products	2.6	2.1
Service and other	14.1	14.4
Amortization of purchased intangible assets	5.9	4.9

Total costs of revenues	22.6	21.4

Gross profit	77.4	78.6
Operating expenses:
Research and development	19.2	16.4
Marketing and sales	41.1	43.5
General and administrative	18.3	9.4
Restructuring charge	1.0	0.3

Total operating expenses	79.6	69.6

Income (loss) from operations	(2.2)	9.0
Other income, net	3.3	3.0

Income before provision for income taxes	1.1	12.0
Provision for income taxes	0.4	4.8

Net income	0.7%	7.2%

Quarters Ended August 31, 2005 and 2004

Revenues

	Three Months Ended August 31,
Total revenues	2005	2004	Dollar Change	Percent Change
	(dollars in millions)
Total revenues	$35.5	$34.6	$0.9	2.6%

The increase in total revenues for the three month period ended August 31, 2005, compared with the same period a year ago, was due to a $0.3 million increase in our software product revenues and to a $0.6 million increase in our service and other revenues.

In practice, we track most closely and calculate our average selling prices only for those deals which total $40,000 or more in the total deal size (product and services). The increase in total revenues in our first quarter of fiscal 2006 as compared to our first quarter of fiscal 2005 was due both to an increase in the total number of customer transactions for deal sizes greater than $40,000 and to an increase in average selling price. These increase were substantially offset by decreased volumes associated with transactions less than $40,000 primarily related to decreased revenue of our BPM products.

We expect volumes of transactions and total revenues to increase throughout fiscal 2006 as we expect to maintain a growth rate consistent with the overall growth rates of the markets that we serve. These expectations are based on assumptions we believe are reasonable, but actual results may differ from our expectations as a result of the risks set forth in “Risks Relating to Our Operations” at the end of this Item 2. of this form 10-Q.

Revenues derived outside of the U.S. accounted for 28.6% and 31.2% of total revenues for the three month periods ended August 31, 2005 and 2004, respectively. Our export sales consist of products licensed for delivery outside of the United States. In the three month periods ended August 31, 2005 and 2004, export sales accounted for 12.8% and 17.5% of total revenues, respectively.

No single customer accounted for 10% or more of our revenues during the three month periods ended August 31, 2005 and 2004. Revenues derived from sales to the federal government and its agencies were 6.8% and 12.4% of total revenues in the three month periods ended August 31, 2005 and 2004, respectively. We expect total revenues to government agencies will continue to fluctuate as a percentage of revenues in the future.

Historically, our total deferred revenue was principally comprised of maintenance and support revenues. In our first fiscal quarter of 2006, however, we entered into a significant license and service transaction from which we recorded deferred revenue comprising more than 10% of the total deferred revenue. The services within this arrangement are considered to be essential to the functionality of the software. We expect the license and service revenues associated with this transaction to be recognized within the next six fiscal quarters as services are rendered and therefore the deferred revenue associated with this transaction to be significant to our total deferred revenue balance for the next two to four fiscal quarters.

Software product revenues	Three Months Ended August 31,
	2005	2004	Dollar Change	Percent Change
	(dollars in millions)
Software product revenues	$20.0	$19.7	$0.3	1.5%
Percentage of total revenues	56.3%	56.9%

Our software product revenues consist primarily of fees for software licenses. Our license revenues for our software products increased by $0.3 million for the fiscal quarter ended August 31, 2005 compared to the same period in the prior year.

We saw an increase in demand for our software products in the first fiscal quarter of 2006, compared with the first fiscal quarter of 2005. The increase in software product revenues during this period was due primarily to the following:

•	increased number of sales transactions for transactions greater than $40,000; and

•	modest increase in average sales prices for transactions greater than $40,000.

However, these increases were substantially offset by,

•	decreased volume of transactions less than $40,000 primarily attributable to lower sales of BPM products.

Software product revenues in the first quarter of fiscal 2004 included the recognition of past royalties in connection with our confidential settlement with BroadVision related to our outstanding litigation. This revenue accounted for less than 5% of total revenues in the period.

Service and other revenues	Three Months Ended August 31,
	2005	2004	Dollar Change	Percent Change
	(dollars in millions)
Service and other revenues	$15.5	$14.9	$0.6	4.0%
Percentage of total revenues	43.7%	43.1%

Our service and other revenues consist primarily of fees for software maintenance, consulting and training.

The increase in service and other revenues for the three month period ended August 31, 2005, compared with the same period a year ago, was due to $0.4 million in decreased sales of consulting services and to $1.0 million in increased maintenance revenues. The $0.4 million decrease in consulting services revenues is primarily due to the decreased number of consulting engagements. The $1.0 million increase in maintenance revenues resulted primarily from increased maintenance contracts entered into on new licensing agreements and renewals on a larger install base.

Costs of Revenues

Costs of software products	Three Months Ended August 31,
	2005	2004	Dollar Change	Percent Change
	(dollars in millions)
Costs of software products	$0.9	$0.7	$0.2	28.6%
Percentage of software product revenues	4.5%	3.7%

Costs of software products consist primarily of product media, duplication, manuals, packaging materials, shipping expenses, employee compensation expenses, and in certain instances, the licensing of third-party software incorporated in our products.

The $0.2 million increase in costs of software products for the first quarter of fiscal 2006, compared with the same period in the prior year, was primarily attributable to $0.1 million increased compensation costs resulted from increased headcount, and incremental manufacturing costs from product releases.

Costs of services and other	Three Months Ended August 31,
	2005	2004	Dollar Change	Percent Change
	(dollars in millions)
Costs of services and other	$5.0	$5.0	—	0.0%
Percentage of services and other revenues	32.3%	33.3%

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

The relatively constant costs of service and other in absolute dollars from the first quarter of fiscal 2006 to the first quarter of fiscal 2005, was due to a offsetting $0.4 million decrease in consulting and outside services and a $0.4 million increase in third-party contractors to provide professional service.

Amortization of purchased intangible assets	Three Months Ended August 31,
	2005	2004	Dollar Change	Percent Change
	(dollars in millions)
Amortization of purchased intangible assets	$2.1	$1.7	$0.4	23.5%
Percentage of total revenues	5.9%	4.9%

During the three month period ended August 31, 2005, we amortized $2.1 million of the purchased intangible assets in connection with acquired developed technology, patents, customer relationships, tradenames, and maintenance agreements associated with all previous acquisitions. The increase in amortization of purchased intangible assets in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 was attributable to $0.4 million increased amortization of purchased intangible assets associated with our Dralasoft and 80-20 acquisitions which we closed in December of 2004 and June of 2005, respectively. We expect amortization of purchased intangible assets to be $2.1 million per quarter for the remainder of fiscal 2006. See Note 9 to Notes to Consolidated Financial Statements for scheduled amortization of purchased intangible assets beyond fiscal 2006.

Operating Expenses

Research and development	Three Months Ended August 31,
	2005	2004	Dollar Change	Percent Change
	(dollars in millions)
Research and development	$6.8	$5.7	$1.1	19.3%
Percentage of total revenues	19.2%	16.4%

Research and development expenses consist primarily of employee compensation and benefits, payments to outside contractors, depreciation on equipment used for development and corporate overhead allocations. We believe that research and development is essential to maintaining our competitive position and we will continue to make significant investments in research and development with the goal of continuing to align research and development expenses with anticipated revenues. Beyond our first quarter of fiscal 2006, we anticipate that research and development expenses will increase modestly resulting from annual compensation increases and selective increases in headcount.

The $1.1 million increase in research and development expenses in absolute dollars for fiscal 2006 compared with the same period in the prior year was primarily due to $ 0.5 million in increased compensation and other employee related expenses on increased headcount, resulting primarily from our acquisitions of Dralasoft and 80-20, $0.4 million in increased allocations for both management information systems and facilities resulting from an increased share of these shared services based on the increased headcount, and $0.2 million in increased contracted outside services due to an increase in overall consulting services used by us.

Marketing and sales	Three Months Ended August 31,
	2005	2004	Dollar Change	Percent Change
	(dollars in millions)
Marketing and sales	$14.6	$15.1	$(0.5)	(3.3)%
Percentage of total revenues	41.1%	43.5%

Marketing and sales expenses consist primarily of employee compensation, including sales commissions and benefits, tradeshows, outbound marketing and other lead generation activities, public relations, travel expenses associated with our sales staff and corporate overhead allocations. Beyond our first quarter of fiscal 2006, we anticipate that marketing and sales expenses will increase modestly as a result of planned annual compensation increases and from planned increased headcount and lead generation activities necessary to support our increased revenue projections in the second half of fiscal 2006.

The decrease in marketing and sales expenses in absolute dollars from the first quarter of fiscal 2005 to the first quarter of fiscal 2006 was primarily due to a $1.0 million decrease in compensation related expenses, including travel and entertainment, on decreased sales and marketing headcount due to a reduction in force that occurred at the beginning of June 2005, and offset in part by increase in additional advertising spending for the quarter.

General and administrative	Three Months Ended August 31,
	2005	2004	Dollar Change	Percent Change
	(dollars in millions)
General and administrative	$6.5	$3.2	$3.3	103.1%
Percentage of total revenues	18.3%	9.4%

General and administrative expenses consist primarily of personnel costs for finance, legal, human resources and general management, provisions for doubtful accounts, insurance, fees for external professional advisors and corporate overhead allocations.

The increase in general and administrative expenses in absolute dollars in the first fiscal quarter of 2006 as compared to the first quarter of fiscal 2005 was primarily due to a $1.0 million increase in salary related expenses associated with increased headcount to support a growing and more complex infrastructure, a $2.0 million increase in outside services primarily to support the Sarbanes-Oxley compliance requirements associated with our year end close and legal costs related to litigation, and $0.2 million increase in bad debt provision due to specific reserves.

Restructuring charge	Three Months Ended August 31,
	2005	2004	Dollar Change	Percent Change
	(dollars in millions)
Severance costs	$0.4	$—	$0.4	N/A
Legal and other outside services costs	—	—	—	N/A
Adjustments to estimates	—	—	—	N/A
Facilities and other charges	—	0.1	(0.1)	(100.0)%

Restructuring charge	$0.4	$0.1	$0.3	300.0%

Percentage of total revenues	1.0%	0.3%

In May of 2005, we recorded a restructuring charge of approximately $1.1 million primarily related to severance costs associated with the reduction in force of approximately 32 employees, which we implemented in June 2005.

During the three month ended August 31, 2005, we recorded an additional restructuring charge of $0.4 million for severance in relation to the announced reduction in force implemented in June 2005. The anticipated cost savings resulting from this restructuring consist of reduced compensation expenses from the affected employees.

During the three month period ended August 31, 2004, we incurred a facility restructuring charge of $0.1 million related to the closing of our UK Cardiff facility in July of 2004.

Other income, net	Three Months Ended August 31,
	2005	2004	Dollar Change	Percent Change
	(dollars in millions)
Interest income	$1.4	$1.0	$0.4	40.0%
Interest expense	(0.0)	(0.0)	0.0	N/A
Foreign exchange gain (loss)	(0.2)	0.1	(0.3)	(300.0)%

Other income, net	$1.2	$1.1	$0.1	9.1%

Percentage of total revenues	3.3%	3.0%

Other income consists primarily of interest income and transaction gains and losses associated with foreign currency fluctuations in our Benelux and Canadian subsidiaries offset by our foreign currency hedging activity. While we engage in simple hedging activities to minimize the impact of foreign currency fluctuation on our consolidated statements of operations, there is no assurance that a significant change in foreign currency exchange rates may not have a material adverse effect on our consolidated statements of operations in the future.

The increase in other income in absolute dollars from the first quarter of fiscal 2006 compared to 2005 was primarily due to higher overall yields caused by increasing interest rates, despite our average overall portfolio levels of marketable securities having decreased year over year.

Income tax provision	Three Months Ended August 31,
	2005	2004	Dollar Change	Percent Change
	(dollars in millions)
Income tax provision	$0.1	$1.7	$(1.6)	(94.1)%
Percentage of total revenues	0.4%	4.8%
Effective tax rate	37.5%	40.0%

Our effective tax rate percentage for the three month period ended August 31, 2005 was 37.5%, and we anticipate the same rate for the entire fiscal year of 2006.

We estimate our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimates of annual pre-tax income (and losses), and the geographic mix of pre-tax income (and losses). Our levels of future taxable income are subject to the various risks and uncertainties discussed in the Risk Relating to Our Operations set forth in this Form 10-Q.

The decrease in our effective tax rate percentage in 2006 as compared to 2005 was primarily due to the increase in allowable research and experimentation credits.

Liquidity and Capital Resources

At August 31, 2005, our principal sources of liquidity were our cash and cash equivalents and short-term investments totaling $165.6 million as compared to $150.6 million at May 31, 2005, and we had no outstanding long-term debt obligations. We also believe that due to the nature of our long-term investments, we can readily convert these investments into cash, cash equivalents and short-term investments although we have not converted these investments to cash historically. At August 31, 2005, we had $191.8 million in cash, cash equivalents and total investments as compared to $195.1 million at May 31, 2005. Our management looks mainly to our cash, cash equivalents and total investments to assess the strength of our financial position.

For the first three month period of fiscal 2006, cash and cash equivalents, plus total investments decreased $3.3 million. We explain the major drivers in this change as follows:

	Three Months ended August 31,
	2005	2004
	(dollars in millions)
Net income adding back non-cash operating activities	$3.7	$6.3
Option exercises and proceeds from Employee Stock Purchase Plan	0.6	3.4
Working capital changes	(0.5)	2.8
Repurchase of common stock	(5.0)	(7.4)
Purchase of businesses, net of cash acquired	—	(3.1)
Intangible assets acquired	(1.4)	—
Capital expenditures	(0.7)	(0.8)
Foreign exchange / others	0.0	1.5

Change in cash, cash equivalent, and total investments	$(3.3)	$2.7

Net income for the three months ended August 31, 2005, after adding back non-cash operating activities including depreciation and amortization of $3.0 million, tax benefit from disqualified dispositions of $0.1 million, non-cash restructuring charges of $0.1 million and other miscellaneous non-cash expenses, net of $0.2 million was $3.7 million. Management uses this amount to assess, and is disclosing this amount to assist others to assess, in the way management assesses, the cashflow generating contribution by our operations to the financial strength of our company.

We repurchased $5.0 million of our common stock through our stock repurchase in our first fiscal quarter of 2006, which was partially offset by $0.6 million in proceeds from the sale of common stock as a result of stock option exercises.

Changes in working capital, driven primarily by the increase in deferred revenue and decreases in prepaid and other assets generating $4.0 million, were more than offset by decreases in accounts payable, increases in trade receivables and reductions in and accrued liabilities totaling $4.5 million for the three-month period ended August 31, 2005.

We used a total of $1.4 million for the 80-20 asset purchase in our first quarter of fiscal 2006.

Cash used to acquire capital equipment for during the first three months of fiscal 2006 was $0.7 million consisting mainly of purchases of computer equipment and leasehold improvements associated with the renovation and expansion in our Ross Drive facilities in Sunnyvale.

Changes in our cash, cash equivalents and total investments in future periods could vary widely due not only to variations in our operations, but also the extent that our employees exercise stock options and make purchases under our employee stock purchase plan, as well as our repurchase activity under our stock repurchase program.

In June, 2005, we announced the continuation of our stock repurchase program. The continuation calls for the additional repurchase of outstanding shares of our common stock up to an aggregate value of $50.0 million. The program will terminate at the end of the fiscal year ending May 31, 2006 unless amended by the Board of Directors.

Our principal commitments as of August 31, 2005 consist of obligations under operating leases, totaling $18.2 million over the life of these leases.

Under our operating leases, we have minimum rental payments and receipts as follows (in thousands):

Fiscal Year Ending May 31,	Rental Payments	Sublease Income
2006	$3,161	$180
2007	3,376	140
2008	3,328	0
2009	2,311	0
2010	1,920	0
2011 and thereafter	4,058	0

	$18,154	$320

In connection with the NativeMinds strategic asset purchase we had, as of August 31, 2005, a $0.6 million deferred payment obligation which we paid in September 2005, as there were no claims made under the NativeMinds purchase agreement.

In connection with the 80-20 Software asset purchase we have, as of August 31, 2005, a $150,000 deferred payment obligation which we will be obligated to pay in June 2006, assuming that we have no claims for indemnification under the 80-20 Software purchase agreement.

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

We must successfully introduce new products or our customers will purchase our competitors’ products

During the past few years, our management and other personnel have focused on modifying and enhancing our core technology to support a broader set of enterprise search and business process management solutions for use on enterprise-wide systems, over online services, over the Internet and on CD-ROM. In order for our strategy to succeed and to remain competitive, we must continue to leverage our core technology to develop new product offerings by us and by our OEM customers that address the needs of these new markets or we must acquire new technology, such as we did in our Cardiff Software and NativeMinds transactions in the latter half of fiscal 2004, the Dralasoft acquisition in the third quarter of fiscal 2005 and 80-20 acquisition in the first quarter of fiscal 2006. The development of new products, whether by leveraging our core technology or by acquiring new technology, is expensive. If these products do not generate substantial revenues, our business and results of operations will be adversely affected. We cannot assure you that any of these products will be successfully developed and completed on a timely basis or at all, will achieve market acceptance or will generate significant revenues.

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

We are in litigation with Inxight Software, Inc. in a dispute over our rights under a software license agreement and we may incur significant costs whether or not we prevail in this litigation

In October 2004, Inxight Software, Inc., a privately held company, sued us alleging, among other things, that we had breached a license with them and misappropriated their trade secrets, and that we had otherwise exceeded our rights under our license agreement with Inxight. Inxight is seeking, among other things, monetary damages of at least $1.0 million and injunctive relief commanding Verity to cease distributing Inxight’s product to Verity K2 product-line OEM customers. We have responded by an answer and countersuit seeking a declaration that we have acted within our rights under the license agreement, and that Inxight’s purported termination of the license subsequent to the filing of its complaint was invalid. In addition, we alleged that Inxight itself has breached the license by purporting to terminate the parties’ license without cause, and that it has wrongfully interfered in Verity’s business operations, and that such breach and wrongful conduct has caused injury to Verity in excess of $1.0 million. Inxight recently filed papers with the Court requesting permission to supplement its claims against Verity, seeking to add our replacement technology vendor, an Inxight competitor, to the consolidated action, and seeking to obtain a temporary restraining order to enjoin Verity and our replacement vendor from using, disclosing, licensing or otherwise transferring certain technology. Inxight alleges that Verity has shared Inxight’s trade secrets with our replacement vendor. Our litigation with Inxight is scheduled to go to trial on October 11, 2005.

If we do not prevail in this litigation, we could be required to pay significant damages. Further, and we may be prohibited from continuing to distribute Inxight technology in some or all of our products. In order to mitigate the risk of such a prohibition, we entered into license agreements with two software companies providing technology that is similar to that provided by Inxight, but there may be significant costs associated with entirely switching out the Inxight products, including development costs and additional support costs, which could impact our results of operations. Further, if Inxight is successful in this litigation relating to our replacement vendor, we may be precluded from using some of the replacement technology, which could impact the functionality of our products, which in turns could decrease our sales.

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

Our recent acquisitions of Dralasoft, Cardiff Software and assets of NativeMinds and 80-20 Software as well as future potential acquisitions, may have unexpected material adverse consequences

Our business is highly competitive and our growth is dependent upon market growth and our ability to enhance our existing products and introduce new products on a timely basis. One of the ways we may address the need to develop new products is through acquisitions of complementary businesses and technologies, such as our acquisitions of Dralasoft and Cardiff Software and the acquisition of theintellectual property, certain customer agreements and other strategic assets from NativeMinds and the acquisition of the desktop search application and other assets from 80-20 Software. From time to time, we consider and evaluate potential business combinations both involving our acquisition of another company and transactions involving the sale of Verity through, among other things, a possible merger or consolidation of our business into that of another entity. Acquisitions involve numerous risks, including the following:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. The primary objective of our investment activities is to preserve the principal while at the same time maximize yields without significantly increasing our risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of securities, including both government and corporate obligations and money market funds. As of August 31, 2005, approximately 69% of our investment portfolio matures in one year or less, with the remainder maturing in less than three years. We do not use derivative financial instruments in our investment portfolio. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer. All of our investments are held other than for trading purposes.

The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by fiscal year of expected maturity and average interest rates as of August 31, 2005:

	FY2006	FY2007	FY2008	Total	Fair Value
	(dollars in thousands)
Cash equivalents	$84,420	—	—	$84,420	$84,420
Average interest rate	3.55%	—	—	3.55%	3.55%
Fixed-rate securities	$41,234	$44,443	—	$85,678	$85,678
Average interest rate	2.45%	4.53%	—	3.53%	3.53%
Variable-rate securities	—	—	—	—	—
Average interest rate	—	—	—	—	—

The following table presents the amounts of our cash equivalents and investments that are subject to interest rate risk by fiscal year of expected maturity and average interest rates as of May 31, 2005:

	FY2006	FY2007	FY2008	Total	Fair Value
	(dollars in thousands)
Cash equivalents	$84,225	—	—	$84,225	$84,225
Average interest rate	3.01%	—	—	3.01%	3.01%
Fixed-rate securities	$40,376	$43,503	$1,000	$84,879	$84,879
Average interest rate	2.37%	2.65%	3.00%	2.52%	2.52%
Variable-rate securities	—	—	—	—	—
Average interest rate	—	—	—	—	—

Foreign Currency Transaction Risk. We transact business in various foreign currencies and have established a program that primarily utilizes foreign currency forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Under this program, increases or decreases in our foreign currency exposures are offset by gains or losses on the forward contracts, to mitigate the possibility of foreign currency transaction gains or losses. These foreign currency exposures typically arise from intercompany sublicense fees and other intercompany transactions. Our forward contracts generally have terms of 180 days or less. We do not use forward contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked to market at the end of the period with any changes in market value included in Other Income, net. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction loss included in Other Income, net in the accompanying condensed consolidated statements of operations was $0.2 million in the three month period ended August 31, 2005. The fair value of the foreign currency forward contracts was a $1.9 million liability as of August 31, 2005 as compared to a $3.7 million liability at May 31, 2005.

As of August 31, 2005 and May 31, 2005, our forward contracts consisted solely of contracts for the exchange of Canadian Dollars for United States Dollars. As of these dates, the notional amounts (at contract exchange rates) and weighted average contractual foreign currency exchange rates for the outstanding forward contracts were $1.9 million and $3.7 million, and $1.21 and $1.21, respectively. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in currency units per United States dollar. All of our forward contracts mature in ninety days or less as of August 31, 2005.

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

Evaluation of Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2005. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of August 31, 2005, to provide reasonable assurance that the information required to be disclosed by us in reports we file with the Securities and Exchange Commission was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding its required disclosure in reports we file with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting. During the three month period ended August 31, 2005, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Inxight has filed three motions for summary judgment on several claims and defenses in the consolidated action, including (1) Inxight’s claims that Verity has exceeded the scope of the parties’ license and misappropriated Inxight’s trade secrets by selling software with embedded Inxight technology to OEMs; (2) Verity’s claims against Inxight and the former Company employee relating to his unauthorized disclosure to Inxight of Verity’s confidential and proprietary information to Inxight; and (3) all of Verity’s claims relating to Inxight’s use of Verity’s KeyView software. These motions are presently scheduled to be heard on October 7, 2005. Trial of the consolidated actions is currently scheduled to begin on October 11, 2005.

On September 20, 2005, Inxight filed papers with the Court requesting permission to supplement its claims against Verity and to add our replacement technology vendor, an Inxight competitor, to the consolidated action. Inxight alleges that Verity has shared Inxight’s trade secrets with our replacement vendor.

On September 21, 2005, Inxight filed a motion for a temporary restraining order to enjoin Verity and our replacement vendor from using, disclosing, licensing or otherwise transferring any technology that Inxight alleges is derived from unauthorized use of Inxight technology after October 28, 2004, or is based upon any confidential information provided by Verity which Inxight alleges Verity was bound to protect subject to a preexisting nondisclosure obligation.

Verity is subject to certain other legal proceedings and claims that arise in the ordinary course of business. Management believes that Verity’s legal positions in the Inxight litigation and these other legal proceedings and claims are meritorious. As of August 31, 2005, no amount is accrued for Inxight or other legal proceedings as a loss is not considered probable and estimable. While the outcome of these proceedings and claims cannot be predicted with certainty, management does not believe that the loss in these matters will have a material adverse effect on Verity’s condensed consolidated financial position, although results of operations or cash flows could be affected in a particular period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2(a). The table below sets forth information regarding repurchases of Verity common stock by Verity during the three months ended August 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Programs
June 1, 2005 through June 30, 2005	—	—	—	$50,000,000
July 1, 2005 through July 31, 2005	514,577	$9.71	514,577	$45,001,505
August 1, 2005 through August 31, 2005	—	—	—	$45,001,505
Total	514,577	$9.71	514,577	$45,001,505

On June 30, 2005, Verity’s Board of Directors approved a $50.0 million stock repurchase program whereby we are authorized to repurchase up to $50 million of common stock in fiscal 2006. The program will terminate at the end of the fiscal year ending May 31, 2006 unless amended by the Board of Directors.

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
Steven R. Springsteel
President and Chief Financial Officer

Dated: October 7, 2005

INDEX TO EXHIBITS

Exhibit Number	Description of Document
3.1	Restated Certificate of Incorporation of the Company. (1)

3.2	By-Laws. (1)

4.1	Amended and Restated Rights Agreement dated August 1, 1995, as amended. (2)

4.2	Form of Rights Agreement between Verity, Inc. and First National Bank of Boston dated September 18, 1996. (3)

4.3	First Amendment to Rights Agreement dated as of July 23, 1999 among Verity, Inc. and BankBoston, N.A. (4)

10.3	Change in Control and Severance Benefit Plan, as amended.

10.17	Executive Officer Summary Compensation Sheet. (5)

10.45	Change in Cash Compensation for Executive Chairman of the Board and Chief Executive Officer. (6)

10.46	Change in Cash Compensation for President and Chief Executive Officer. (7)

31.1	Certification of Anthony J. Bettencourt.

31.2	Certification of Steven R. Springsteel.

32	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Form 10-Q for the quarter ended November 30, 2000 with the Securities and Exchange Commission on January 10, 2001. (Commission No. 000-26880).
(2)	Incorporated by reference from the exhibits with corresponding numbers from the Company’s Registration Statement (No. 33-96228), declared effective on October 5, 1995.
(3)	Incorporated by reference from Exhibit No. 1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 10, 1996 (Commission No. 000-26880).
(4)	Incorporated by reference to Exhibit 99.2 from the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 1999 (Commission No. 000-26880).
(5)	Incorporated by reference to Exhibit 10.17 from the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2005, filed with the Securities and Exchange Commission on August 12, 2005 (Commission No. 000-26880).
(6)	Incorporated by reference to the disclosure under Item 1.01 from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 20, 2005 (Commission No. 000-26880).
(7)	Incorporated by reference to the disclosure under Item 1.01 from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2005 (Commission No. 000-26880).